Form 10-Q
period 1994-12-31
NOVACARE INC
filed 1995-02-14
CIK 802843

================================================================================




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994


                         COMMISSION FILE NUMBER 1-10875


                                    NOVACARE, INC.
                (Exact name of registrant as specified in its charter)

              DELAWARE                                    13-3247827
     (State of incorporation)               (I.R.S. Employer Identification No.)

1016 W. NINTH AVENUE, KING OF PRUSSIA, PA                    19406
 (Address of principal executive office)                   (Zip code)

                 Registrant's telephone number:  (610) 992-7200


  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   x          No
                                -----           -----

As of February 10, 1995, NovaCare, Inc. had 64,453,558 shares of common stock, $.01 par value, outstanding.





================================================================================

                        NOVACARE, INC. AND SUBSIDIARIES

                  FORM 10-Q - QUARTER ENDED DECEMBER 31, 1994


                                     INDEX


FORM 10-Q        FORM 10-Q                                                                         FORM 10-Q
 PART NO.        ITEM NO.                            DESCRIPTION                                   PAGE NO.
- - - ----------      ----------                           -----------                                   --------

    I                           FINANCIAL INFORMATION

                    1           Financial Statements
                                - Condensed Consolidated Balance Sheets as of
                                   December 31, 1994 and June 30, 1994                                 1

                                - Condensed Consolidated Statements of Operations
                                   for the Three Months Ended December 31, 1994 and
                                   1993                                                                2

                                - Condensed Consolidated Statements of Operations
                                   for the Six Months Ended December 31, 1994 and
                                   1993                                                                3

                                -  Condensed Consolidated Statements of Cash Flows
                                   for the Six Months Ended December 31, 1994 and
                                   1993                                                                4

                                -  Notes to Condensed Consolidated Financial Statements               5-8

                    2           Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                                   9-14


   II                           OTHER INFORMATION

                    4           Submission of Matters to a Vote of Security Holders                    15

                    6           Exhibits and Reports on Form 8-K                                       16


Signatures                                                                                             17


                        NOVACARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1994 and June 30, 1994
                       (In thousands, except share data)

                                                                                     DECEMBER 31,           JUNE 30,
                                                                                         1994                 1994
                                                                                   --------------       --------------
       ASSETS                                                                        (UNAUDITED)          (See Note 1)
       Current assets:
         Cash and cash equivalents . . . . . . . . . . . . . . . . . . .             $     30,281        $      38,024
         Marketable securities . . . . . . . . . . . . . . . . . . . . .                   24,928               35,104
         Accounts receivable, net  . . . . . . . . . . . . . . . . . . .                  241,201              215,727
         Other current assets  . . . . . . . . . . . . . . . . . . . . .                   55,633               46,150
                                                                                   --------------       --------------
             Total current assets  . . . . . . . . . . . . . . . . . . .                  352,043              335,005

       Marketable securities, net  . . . . . . . . . . . . . . . . . . .                   22,429               53,318
       Property and equipment, net . . . . . . . . . . . . . . . . . . .                   85,914               81,356
       Excess cost of net assets acquired, net . . . . . . . . . . . . .                  414,628              342,938
       Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                   44,930               37,924
                                                                                   --------------       --------------
                                                                                     $    919,944        $     850,541
                                                                                   ==============       ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Current portion of long-term debt and credit agreements . . . .             $     44,304        $      61,518
         Accounts payable and accrued expenses . . . . . . . . . . . . .                   80,946               72,997
         Income taxes payable  . . . . . . . . . . . . . . . . . . . . .                       --                6,166
                                                                                   --------------       --------------
             Total current liabilities   . . . . . . . . . . . . . . . .                  125,250              140,681

       Long-term debt and credit agreements, net of current portion  . .                  340,030              283,084
       Deferred income . . . . . . . . . . . . . . . . . . . . . . . . .                      736                  993
       Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                   10,055                8,638
       Minority interest . . . . . . . . . . . . . . . . . . . . . . . .                    1,711                1,441
                                                                                   --------------       --------------
             Total liabilities   . . . . . . . . . . . . . . . . . . . .                  477,782              434,837
                                                                                   --------------       --------------

       Commitments and contingencies . . . . . . . . . . . . . . . . . .                       --                   --

       Stockholders' equity:
         Common stock, $.01 par value; authorized 200,000,000 shares, issued 64,695,594 shares at December 31, 1994 and 64,227,735
            shares at June 30, 1994  . . . . . . . . . . . . . . . . . .                      647                  643
         Additional paid-in capital  . . . . . . . . . . . . . . . . . .                  247,376              240,619
         Retained earnings . . . . . . . . . . . . . . . . . . . . . . .                  196,160              176,225
                                                                                   --------------       --------------
                                                                                          444,183              417,487

         Less: Common stock in treasury (at cost), 16,851 shares at
                    December 31, 1994 and 16,851 shares at June 30, 1994                     (305)                (305)
               Deferred compensation                                                         (543)                (662)
               Valuation allowance on securities available for sale                        (1,173)                (816)
                                                                                   --------------       --------------
               Total stockholders' equity                                                 442,162              415,704
                                                                                   --------------       --------------
                                                                                     $    919,944        $     850,541
                                                                                   ==============       ==============

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                            THREE MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                   ------------------------------------
                                                                                         1994                 1993
                                                                                   --------------        --------------
       Net revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .           $      232,201        $      196,132
       Cost of services  . . . . . . . . . . . . . . . . . . . . . . . .                  166,757               131,792
                                                                                   --------------        --------------

            Gross profit  . . . . . . . . . . . . . . . . . . . . . . . .                  65,444                64,340
       Selling, general and administrative expenses  . . . . . . . . . .                   41,368                35,374
       Merger and other nonrecurring expenses  . . . . . . . . . . . . .                       --                 5,754
                                                                                   --------------        --------------

           Income from operations  . . . . . . . . . . . . . . . . . . .                   24,076                23,212

       Investment income . . . . . . . . . . . . . . . . . . . . . . . .                      458                 1,408
       Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .                   (6,461)               (4,601)
       Amortization of excess cost of net assets acquired  . . . . . . .                   (2,766)               (1,808)
       Minority interest . . . . . . . . . . . . . . . . . . . . . . . .                     (116)                 (139)
                                                                                   --------------        --------------

           Income before income taxes  . . . . . . . . . . . . . . . . .                   15,191                18,072

       Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .                    6,304                 8,735
                                                                                   --------------        --------------

           Net income  . . . . . . . . . . . . . . . . . . . . . . . . .           $        8,887        $        9,337
                                                                                   ==============        ==============

           Net income per common share   . . . . . . . . . . . . . . . .           $          .14        $          .14
                                                                                   ==============        ==============
       Weighted average number of common shares outstanding  . . . . . .                   64,899                64,705
                                                                                   ==============        ==============





        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                             SIX MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                   -----------------------------------
                                                                                         1994                 1993
                                                                                   --------------      ---------------
       Net revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .              $   463,011        $     372,563
       Cost of services  . . . . . . . . . . . . . . . . . . . . . . . .                  330,337              252,559
                                                                                   --------------      ---------------

           Gross profit  . . . . . . . . . . . . . . . . . . . . . . . .                  132,674              120,004
       Selling, general and administrative expenses  . . . . . . . . . .                   82,793               65,150
       Merger and other nonrecurring expenses  . . . . . . . . . . . . .                       --                5,754
                                                                                   --------------      ---------------

           Income from operations  . . . . . . . . . . . . . . . . . . .                   49,881               49,100

       Investment income . . . . . . . . . . . . . . . . . . . . . . . .                    1,309                3,146
       Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .                  (12,113)              (8,203)
       Amortization of excess cost of net assets acquired  . . . . . . .                   (5,505)              (3,180)
       Minority interest . . . . . . . . . . . . . . . . . . . . . . . .                     (270)                (260)
                                                                                   --------------      ---------------

           Income before income taxes  . . . . . . . . . . . . . . . . .                   33,302               40,603

       Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .                   13,367               17,571
                                                                                   --------------      ---------------

           Net income  . . . . . . . . . . . . . . . . . . . . . . . . .             $     19,935        $      23,032
                                                                                   ==============      ===============

           Net income per common share   . . . . . . . . . . . . . . . .             $        .31        $         .36
                                                                                   ==============      ===============

       Weighted average number of common shares outstanding  . . . . . .                   65,144               64,265
                                                                                   ==============      ===============




        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                             SIX MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                  -------------------------------------
                                                                                         1994                 1993
                                                                                  ---------------        --------------

       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .              $    19,935          $     23,032

       Adjustments to reconcile net income to net cash flows provided by operating activities:
           Depreciation and amortization   . . . . . . . . . . . . . . .                   14,683                 9,241
           Minority interest   . . . . . . . . . . . . . . . . . . . . .                      270                   260
           Deferred income taxes   . . . . . . . . . . . . . . . . . . .                     (895)                   --
           Increase in assets, net of effects from acquisitions:
               Accounts receivable, net  . . . . . . . . . . . . . . . .                  (16,368)              (23,465)
               Other current assets  . . . . . . . . . . . . . . . . . .                   (3,826)                   (4)
           Decrease in liabilities, net of effects from acquisitions:
               Accounts payable and accrued expenses   . . . . . . . . .                   (3,135)                 (183)
               Income taxes payable  . . . . . . . . . . . . . . . . . .                  (10,195)               (5,428)
       Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (189)               (1,223)
                                                                                  ---------------        --------------
               Net cash flows provided by operating activities   . . . .                      280                 2,230
                                                                                  ---------------        --------------

       CASH FLOWS FROM INVESTING ACTIVITIES:
       Marketable securities:
           Purchases of marketable securities  . . . . . . . . . . . . .                       --              (137,059)
           Proceeds from sales of marketable securities  . . . . . . . .                   41,755               158,189
                                                                                  ---------------        --------------

               Net cash proceeds from marketable securities  . . . . . .                   41,755                21,130
                                                                                  ---------------        --------------
       Acquisitions of businesses:
           Payments for business acquired, net of cash acquired  . . . .                  (57,840)              (74,499)
           Additional payments for businesses acquired in prior years  .                   (6,553)               (2,121)
                                                                                  ---------------        --------------

               Net cash outlay for acquisitions of businesses  . . . . .                  (64,393)              (76,620)
                                                                                  ---------------        --------------

       Additions to property and equipment . . . . . . . . . . . . . . .                  (10,057)               (8,039)
       Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (4,116)               (8,113)
                                                                                  ---------------        --------------
               Net cash flows used in investing activities   . . . . . .                  (36,811)              (71,642)
                                                                                  ---------------        --------------

       CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from long-term debt and credit agreements  . . . . . .                   63,241                29,920
         Payment of long-term debt and credit agreements   . . . . . . .                  (37,023)              (13,774)
         Proceeds from common stock issued   . . . . . . . . . . . . . .                    2,570                 1,169
                                                                                  ---------------        --------------
               Net cash flows provided by financing activities   . . . .                   28,788                17,315
                                                                                  ---------------        --------------

       Net decrease in cash and cash equivalents . . . . . . . . . . . .                   (7,743)              (52,097)
       Cash and cash equivalents, beginning of period  . . . . . . . . .                   38,024                98,138
                                                                                  ---------------        --------------
       Cash and cash equivalents, end of period  . . . . . . . . . . . .              $    30,281          $     46,041
                                                                                  ===============        ==============

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994
                     (In thousands, except per share data)
                                  (Unaudited)

1.  BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements of NovaCare, Inc. (the "Company") are unaudited. The balance sheet as of June 30, 1994 is condensed from the audited balance sheet of NovaCare, Inc. at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended June 30, 1994. Certain information and footnote disclosures normally in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal recurring adjustments) necessary to present a fair statement of the results for such interim periods.

        Operating results for the three and six-month periods ended December 31, 1994 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

2.  BUSINESS ACQUISITIONS

        During the six months ended December 31, 1994, the Company acquired 23 businesses which provide outpatient rehabilitation services, one business which provides orthotic and prosthetic rehabilitation services and two businesses which provide contract therapy services. During the six months ended December 31, 1993, the Company acquired a business which owned five medical rehabilitation hospitals and five outpatient facilities. In addition, the Company acquired three businesses which provide outpatient rehabilitation services, two businesses which provide orthotic and prosthetic services and one business which provides contract therapy services. All acquisitions were accounted for as purchases and, accordingly, the aggregate purchase price was allocated to assets and liabilities acquired based on their fair values at the date of acquisition.

        The following unaudited pro forma consolidated results of operations of the Company give effect to each of the acquisitions as if they occurred on July 1, 1993:

                                              For the six months ended
                                                    December 31,
                                           ---------------------------------
                                               1994                1993
                                           -------------       -------------
  Net revenues  . . . . . . . . . . . .    $    468,469         $    448,205
  Net income  . . . . . . . . . . . . .          20,334               28,328
  Net income per share  . . . . . . . .    $        .31         $        .44

        The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of July 1, 1993, or of the results which may occur in the future.

                        NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               DECEMBER 31, 1994
                     (In thousands, except per share data)
                                  (Unaudited)

    Information with respect to businesses acquired in purchase transactions was as follows:

                                                            FOR THE SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                                      1994
                                                            ------------------------
 Cash paid (net of cash acquired)  . . . . . . . . . . . .       $    57,840
 Notes issued  . . . . . . . . . . . . . . . . . . . . . .            12,100
 Other consideration   . . . . . . . . . . . . . . . . . .               197
                                                                 -----------
                                                                      70,137
 Liabilities assumed   . . . . . . . . . . . . . . . . . .             4,132
                                                                 -----------
                                                                      74,269
 Fair value of assets acquired   . . . . . . . . . . . . .             8,943
                                                                 -----------
      Cost in excess of fair value of net assets acquired        $    65,326
                                                                 ===========

        The results of operations of businesses acquired have been included in the consolidated results of the Company from the effective date of each acquisition.

        Certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at December 31, 1994 of approximately $8,839 in cash and 1,531 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. For the six months ended December 31, 1994, the Company paid $6,553 in cash and issued 283,599 shares of common stock in connection with businesses acquired in prior years.

3.  INCOME TAXES

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

        Income taxes paid during the six-month periods ended December 31, 1994 and 1993 amounted to $20,013 and $24,094 respectively.

4.  INVESTMENTS IN CASH EQUIVALENTS AND MARKETABLE SECURITIES

        Investments in cash equivalents and marketable securities at December 31, 1994 and June 30, 1994 consist of professionally managed portfolios including U.S. Treasury securities, money market funds and short- and medium-term tax- exempt municipal bonds. As of June 30, 1994, NovaCare adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The effect of SFAS 115 is dependent upon classification of the investment and, in certain cases, determination as to the nature of the decline in market value below the cost basis of an investment. Investments with maturities of greater than one year are classified as non-current. Realized gains and losses on the sales of securities are computed using the specific identification method.

        Investments in U.S. Treasury securities accounted for 51% and 56% of the total investments at December 31, 1994 and June 30, 1994, respectively. As of December 31, 1994, the U.S. Treasury securities collateralized the Company's reverse repurchase agreements and cannot be liquidated for general business purposes. Securities of no other issuer exceeded 10% of total investments at December 31, 1994 or June 30, 1994.

                        NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               DECEMBER 31, 1994
                     (In thousands, except per share data)
                                  (Unaudited)


5.  RECEIVABLES

    Accounts receivable consisted of the following:

                                                                           DECEMBER 31,           June 30,
                                                                              1994                  1994
                                                                         --------------        --------------
 Accounts receivable   . . . . . . . . . . . . . . . . . . . .           $      268,839          $    246,169
 Due from Medicare   . . . . . . . . . . . . . . . . . . . . .                   10,458                 2,289
 Less: Allowance for uncollectible accounts  . . . . . . . . .                  (25,787)              (17,692)
        Reserve for Medicare denials and other allowances  . .                  (12,309)              (15,039)
                                                                         --------------        --------------
                                                                         $      241,201          $    215,727
                                                                         ==============        ==============

6.  PROPERTY AND EQUIPMENT

    The components of property and equipment were as follows:

                                                                           DECEMBER 31,           June 30,
                                                                               1994                 1994
                                                                         --------------        --------------
 Land and buildings  . . . . . . . . . . . . . . . . . . . . .           $       32,721          $     32,367
 Property, equipment and furniture   . . . . . . . . . . . . .                   78,762                68,360
 Leasehold improvements  . . . . . . . . . . . . . . . . . . .                   12,200                11,183
                                                                         --------------        --------------
                                                                                123,683               111,910
 Less: Accumulated depreciation and amortization   . . . . . .                  (37,769)              (30,554)
                                                                         --------------        --------------
                                                                         $       85,914          $     81,356
                                                                         ==============        ==============

7.  LONG-TERM DEBT AND CREDIT AGREEMENTS

    Long-term debt and credit agreements consisted of the following:

                                                                           DECEMBER 31,             June 30,
                                                                               1994                   1994
                                                                         --------------          ------------
 Convertible subordinated debentures (5.5%), due January 2000            $      175,000          $    175,000
 Revolving credit facility (LIBOR plus 1.125%), expiring
   November 28, 1997   . . . . . . . . . . . . . . . . . . . .                  124,549                69,563
 Reverse repurchase agreements (6.2%), payable through . . . .
   January 3, 1995 . . . . . . . . . . . . . . . . . . . . . .                   24,439                43,281
 Subordinated promissory notes (5% to 10%), payable through
   2000  . . . . . . . . . . . . . . . . . . . . . . . . . .                     35,157                30,580
 West Virginia commercial development revenue bonds
   (9.5% to 12%), payable through 2015 . . . . . . . . . . . .                   17,715                17,715
 Notes (5% to 12%), payable through November 2000  . . . . . .                    2,814                 3,736
 Capitalized lease obligations, payable through 2000   . . . .                    4,660                 4,680
 Other obligations (8% to 10%), payable through September 2016                       --                    47
                                                                         --------------          ------------
                                                                                384,334               344,602
 Less:  Current portion  . . . . . . . . . . . . . . . . . . .                   44,304                61,518
                                                                         --------------          ------------
                                                                         $      340,030          $    283,084
                                                                         ==============          ============

                        NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               DECEMBER 31, 1994
                     (In thousands, except per share data)
                                  (Unaudited)


        In November 1994, the Company amended the revolving credit facility agreement increasing the amount available to $175,000. The funds have been and will be used to refinance other indebtedness, as well as for general corporate purposes, including acquisitions. At December 31, 1994, the interest rate on amounts borrowed on the revolving credit facility was 7.625%. The amended revolving credit facility agreement requires the maintenance of minimum working capital and net worth amounts, as well as certain financial ratios. At December 31, 1994, the Company was in compliance with these requirements.


        During the three months ended December 31, 1994, the Company entered into reverse repurchase agreements with primary government dealers. In the reverse repurchase agreements, the Company sold U.S. government securities subject to an agreement to repurchase those securities at a mutually agreed upon date and price, which approximates market. These transactions were accounted for as loans to the Company collateralized by the underlying securities which are held by the primary government dealers. The agreements required the Company to maintain investments in U.S. government securities with market value, including accrued interest, to be at least 102% of the dollar amount sold as collateral. The repurchase obligations outstanding on December 31, 1994 matured January 3, 1995.

        Interest paid on debt for the six months ended December 31, 1994 and 1993 amounted to $9,246 and $7,988, respectively.

8.  CONTINGENCIES

        The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse affect on the financial position or results of operations of the Company.

9.  SUBSEQUENT EVENT

        On February 6, 1995, the Company announced the execution of a definitive agreement to sell its rehabilitation hospitals to HEALTHSOUTH Corporation. Under the terms of the agreement, HEALTHSOUTH will pay the Company total consideration of approximately $235 million, including approximately $215 million of cash and $20 million of assumed debt. The transaction is subject to a U.S. Justice Department and Federal Trade Commission review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is expected to close in April 1995.

                        NOVACARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 (In thousands)



THE COMPANY

    NovaCare, Inc. is a leading national provider of medical rehabilitation services. These services include providing rehabilitation therapy and subacute services on a contract basis to health care institutions, primarily nursing facilities; operating acute medical rehabilitation hospitals; providing outpatient rehabilitation services through contracts with healthcare institutions and a national network of clinics; and delivering orthotic and prosthetic ("O&P") rehabilitation services through a national network of patient care centers.

    NovaCare provides multidisciplinary medical rehabilitation services on a contract basis to health care institutions, primarily nursing homes, including those operated by most of the nation's largest chains. As of December 31, 1994, NovaCare provided these services through 5,330 contracts in 2,128 facilities located in 40 states. NovaCare's 11 rehabilitation hospitals provide acute rehabilitation care on a multidisciplinary, physician-directed basis to severely disabled patients. Five community re-entry programs treat post-acute brain injured patients in community-based settings. Orthotic and prosthetic rehabilitation services are provided by orthotists and prosthetists, referred to as practitioners, through 130 patient care centers in 26 states. Orthotic rehabilitation is the fitting and fabrication of custom-made braces and support devices for treatment of musculoskeletal conditions. Prosthetic rehabilitation is the fitting and fabrication of custom-made artificial limbs. NovaCare provides outpatient physical and occupational therapy services at 347 clinics in 27 states. These services are provided by licensed physical and occupational therapists who develop individual treatment plans involving manual, aquatic and electrical modalities and controlled exercise strengthening programs to rehabilitate patients with musculoskeletal injuries or after surgery. NovaCare also manages 31 subacute programs for nursing facilities on a contract basis and operates subacute units in five of its medical rehabilitation hospitals.

BUSINESS STRATEGY

    NovaCare is a provider of rehabilitative care and management services to the health care industry. NovaCare's objective is to be the rehabilitation industry leader in lower-cost, post-acute settings, establish a meaningful presence in selected local markets and obtain regional and national contracts with employers, managed care organizations, and other insurers. In pursuing this strategy, NovaCare seeks to maintain flexibility in the constantly changing health care industry by limiting its investment in fixed assets.

    NovaCare's strategy is designed to capitalize upon (1) growing demand for rehabilitation services particularly in lower- cost, post-acute settings, (2) highly fragmented competition and (3) the lack of professional management, information systems and access to capital, which is characteristic of much of the industry.

                        NOVACARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 (In thousands)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
- - - ------------------------------------------------
DECEMBER 31, 1994 AND 1993
- - - --------------------------

NET REVENUES

    For the three months ended December 31, 1994, the Company's net revenues increased 18% to $232,201 from $196,132 for the same period a year ago. The increase in net revenues was attributable principally to net revenues from businesses acquired since December 31, 1993. Additionally, revenues increased as a result of successful recruiting of contract therapy staff offset by higher therapist turnover which resulted in a 13% increase in the number of therapists, and an increase in average medical rehabilitation hospital occupancy rates to 66% from 64%.

GROSS PROFIT

    Gross profit, defined as net revenues less cost of services (primarily salaries, benefits, and travel expenses for the Company's medical professional staff and supervisory personnel, manufactured materials and hospital facility costs), increased during the three months ended December 31, 1994 to $65,444 as compared to $64,340 for the same period a year ago. Gross profit as a percentage of revenues decreased to 28% from 33% as a result of decreased productivity and higher costs in the contract therapy business. These factors were offset by higher average daily census, increased revenue per patient day, decreased costs in the Company's hospitals and an increased percentage of revenues attributable to the higher margin outpatient rehabilitation business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses as a percentage of net revenues were 18% for the three months ended December 31, 1994 and 1993, respectively. The absolute dollar increase of $5,994, or 17%, was due principally to increased administrative staff in support of the Company's revenue growth, marketing and sales programs, and expenses of businesses acquired.

MERGER AND OTHER NONRECURRING EXPENSES

    Merger and other nonrecurring expenses, which were 3% of net revenues for the three months ended December 31, 1993, were associated with the merger with RehabClinics, Inc. in February 1994.

INCOME FROM OPERATIONS

    As a result of the foregoing, operating margins decreased to 10% of net revenues in the second quarter of fiscal 1995 from 12% in the second quarter of the prior year.

INVESTMENT INCOME

    Investment income consists of interest, dividends and net gains on the sale of the Company's portfolio of short- and medium-term investments. Investment income decreased $950 or 67% in the second quarter of fiscal 1995 versus the same period last year due principally to lower amounts invested, as a result of funds expended for acquisitions.

                        NOVACARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 (In thousands)

INTEREST EXPENSE

        Interest expense related primarily to interest incurred on the Company's convertible subordinated debentures, the revolving credit facility, and business acquisition financing. Interest expense for the three months ended December 31, 1994 increased $1,860, or 40%, compared to the same period last year. The increase was due principally to debt incurred and assumed in connection with business acquisitions and investments in information systems.

AMORTIZATION OF EXCESS COST OF NET ASSETS ACQUIRED

        In the second quarter of fiscal 1995, amortization of excess cost of net assets acquired increased $958, or 53%, versus the corresponding period of the prior year as a result of businesses acquired after the second quarter of fiscal 1994.

INCOME TAXES

        The effective income tax rate of the Company was 42% for the second quarter of fiscal 1995 compared to 48% for the same period in fiscal 1994. The decrease in the Company's effective rate was due principally to non-deductible merger expenses incurred in fiscal 1994 offset somewhat by an increase in non-deductible amortization of excess cost of net assets acquired and a decrease in tax-exempt interest income.

        The Company's second quarter fiscal 1995 and 1994 effective income tax rates differed from the federal statutory tax rate primarily due to the amortization of excess cost of net assets acquired, and nonrecurring merger expenses in fiscal 1994, which are not fully deductible for tax purposes, offset somewhat by non-taxable interest income.

NET INCOME

        As a result of the foregoing, net income decreased to $8,887 in the second quarter of fiscal 1995 from $9,337 in the second quarter of fiscal 1994.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
- - - ----------------------------------------------
DECEMBER 31, 1994 AND 1993
- - - --------------------------

NET REVENUES

        For the six months ended December 31, 1994, the Company's net revenues increased 24% to $463,011 from $372,563 for the same period a year ago. The increase in net revenues was attributable principally to net revenues from businesses acquired since December 31, 1993. Additionally, revenues increased as a result of successful recruiting of contract therapy staff, offset somewhat by higher therapist turnover and an increase in average medical rehabilitation hospital occupancy rates to 66% from 63%.

GROSS PROFIT

        Gross profit, defined as net revenues less cost of services (primarily salaries, benefits, and travel expenses for the Company's medical professional staff and supervisory personnel, manufactured materials and hospital facility costs), increased during the six months ended December 31, 1994 to $132,674 as compared to $120,004 for the same period a year ago. Gross profit as a percentage of revenues decreased to 29% from 32% as a result of a decrease in therapist productivity in contract therapy and an increased use of independent contractors, and increases in compensation and benefits. These factors were offset by higher average daily census, increased revenue per patient day, decreased costs in the Company's hospitals, and an increased percentage of revenues attributable to the higher margin outpatient rehabilitation business.

                        NOVACARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 (In thousands)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses as a percentage of net revenues increased to 18% for the six months ended December 31, 1994 as compared to 17% for the same period a year ago. The absolute dollar increase of $17,643, or 27%, was due principally to increased administrative staff in support of the Company's revenue growth, marketing and sales programs, expenses incurred while implementing a new service delivery model in the contract therapy business and expenses of businesses acquired.

MERGER AND OTHER NONRECURRING EXPENSES

        Merger and other nonrecurring expenses, which were 2% of net revenues for the six months ended December 31, 1993, were associated with the merger with RehabClinics, Inc. in February 1994.

INCOME FROM OPERATIONS

        As a result of the foregoing, operating margins decreased to 11% of net revenues for the first six months of fiscal 1995 from 13% in the first six months of the prior year.

INVESTMENT INCOME

        Investment income consists of interest, dividends and net gains on the sale of the Company's portfolio of short- and medium-term investments. Investment income decreased $1,837 or 58% in the first six months of fiscal 1995 versus the same period last year due principally to lower amounts invested, as a result of funds expended for acquisitions.

INTEREST EXPENSE

        Interest expense related primarily to interest incurred on the Company's convertible subordinated debentures, the revolving credit facility and business acquisition financing. Interest expense for the six months ended December 31, 1994 increased $3,910, or 48%, compared to the same period last year. The increase was due principally to debt incurred and assumed in connection with business acquisitions and investments in information systems.

AMORTIZATION OF EXCESS COST OF NET ASSETS ACQUIRED

        In the first six months of fiscal 1995, amortization of excess cost of net assets acquired increased $2,325, or 73%, versus the corresponding period of the prior year as a result of businesses acquired after the second quarter of fiscal 1994.

INCOME TAXES

        The effective income tax rate of the Company was 40% for the six-month period ended December 31, 1994 compared to 43% for the same period in fiscal 1994. The decrease in the Company's effective rate was due principally to non-deductible merger expenses incurred in the second quarter of fiscal 1994 offset by an increase in non-deductible amortization of excess cost of net assets acquired and a decrease in tax-exempt interest income.

        The Company's effective income tax rates for the six months ended December 31, 1994 and 1993 differed from the federal statutory tax rate primarily due to the amortization of excess cost of net assets acquired and non-recurring merger expenses in fiscal 1994, which are not fully deductible for tax purposes, offset somewhat by non-taxable interest income.

                        NOVACARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 (In thousands)

NET INCOME

        As a result of the foregoing, net income decreased to $19,935 in the first six months of fiscal 1995 from $23,032 in the first six months of fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES
- - - -------------------------------

        Net cash flows provided by operating activities were $280 and $2,230 for the six months ended December 31, 1994 and 1993, respectively. The principal reasons for the decrease were the decreases in net income, accounts payable and accrued expenses, income taxes payable, and the increases in other current assets; offset by an increase in depreciation and amortization, which are non-cash charges, and a slightly lower increase in accounts receivable as compared with the prior year. The decreases in accounts payable and income taxes payable were principally due to the timing of payments. The increases in other current assets were principally due to increases in restricted cash held in escrow for the commercial development revenue bonds and relocation loans to various employees of the Company.

        Cash, cash equivalents and marketable securities decreased to $77,638 from $126,446 at June 30, 1994. This decrease resulted principally from cash expenditures for business acquisitions, additional investments in information systems, and property and equipment additions, offset somewhat by borrowings under the revolving credit facility.

        The Company's business strategy comprehends expansion of the Company's activities through internal growth and selected acquisitions. The funds required to support these programs are expected to be provided by existing working capital and cash flows from operations, supplemented by financing in the form of revolving credit facilities, private placements, leasing arrangements or a combination thereof. In May 1994, the Company entered into a $115,000 revolving credit facility with a syndicate of banks which was used to refinance certain bank debt, as well as for general corporate purposes, including acquisitions. In November 1994, the facility was amended and the amount available under the facility was increased to $175,000.

        NovaCare's medical rehabilitation hospitals have been financed principally pursuant to real estate lease arrangements with certain real estate investment trusts with regard to land and buildings and through the issuance of commercial development bonds. NovaCare's medical rehabilitation hospital property lease arrangements are operating leases with terms ranging from 10 to 13 years and provide for increasing rental payments contingent upon the revenue growth of the related facility. The leases also contain renewal options which permit extended terms of the base lease periods. The commercial development revenue bonds are payable through 2015 and have interest rates ranging from 9.5% to 12%.

The Company's current ratios and its working capital are set forth for the dates indicated:

                                                             DECEMBER 31,                 June 30,
                                                                 1994                       1994
                                                            ----------------           -------------
               Current ratio                                          2.81:1                  2.38:1
               Working capital                              $        226,793           $     194,324

        The increase in the current ratio at December 31, 1994 from June 30, 1994 is attributable principally to a decrease in the current portion of long-term debt resulting from the pay down of a portion of the short-term reverse repurchase agreements held at June 30, 1994 offset by a decrease in cash and marketable securities. The decrease in cash and marketable securities resulted from the sale and maturity of certain marketable securities for payment of acquisitions and reduction of debt. Working capital increased at December 31, 1994 from June 30, 1994 due principally to a decrease in the current portion of long- term debt and an increase in accounts receivable, as a result of business growth, offset somewhat by an increase in accounts payable and a decrease in cash and marketable securities. NovaCare's investment strategy is to invest excess cash in A, A1 or P1 rated or better fixed income governmental and corporate securities, U.S. government securities (including guaranteed and agency issues), bankers' acceptances and repurchase agreements.

                        NOVACARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 (In thousands)


        At December 31, 1994, debt as a percentage of total capitalization (i.e. total debt and stockholders' equity) was 47% compared with 45% at June 30, 1994. The increase was due to higher outstanding indebtedness resulting from funds borrowed for acquisitions, as well as indebtedness assumed in connection with acquisitions. NovaCare believes that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to meet its planned working capital and capital investment needs in fiscal 1995. Additionally, NovaCare believes it has the capacity to obtain additional financing sufficient to meet NovaCare's acquisition-related investment needs beyond those forecasted for the near term.

        As of June 30, 1994, NovaCare adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), which requires investment securities to be classified as held to maturity, available for sale, or trading. The adoption of SFAS 115
had no effect on NovaCare's results of operations.   At December 31, 1994, a
valuation allowance in stockholders' equity of $1,173 was required to reflect unrealized holding losses on municipal bonds classified as available for sale. Unrealized holding losses on the municipal bond portfolio resulted from increases in interest rates during calendar year 1994 and do not reflect an impairment of the debtor's ability to repay the obligation.


SUBSEQUENT EVENT

        On February 6, 1995, the Company announced the execution of a definitive agreement to sell its rehabilitation hospitals to HEALTHSOUTH Corporation. Under terms of the agreement, HEALTHSOUTH will pay the Company total consideration of approximately $235 million, including approximately $215 million in cash and $20 million in assumed debt. The transaction is subject to a U.S. Justice Department and Federal Trade Commission review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction in
expected to close in April 1995.   The proceeds of this transaction will be
used to enhance the Company's leading market share positions in its other rehabilitation businesses and to pay down debt.

                        NOVACARE, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On October 27, 1994, the Company held its Annual Meeting of Stockholders for the fiscal year ended June 30, 1994. The following matters were submitted for vote:

1. The following individuals were nominated and elected to serve as the directors of the Company:

        John H. Foster                    For: 47,759,722
                                          Withhold Authority: 278,212

        C. Arnold Renschler, M.D.         For: 47,567,796
                                          Withhold Authority: 270,138

        Timothy E. Foster                 For: 47,565,038
                                          Withhold Authority: 272,896

        E. Martin Gibson                  For: 47,563,267
                                          Withhold Authority: 274,667

        Siri S. Marshall                  For: 47,577,117
                                          Withhold Authority: 258,817

        Stephen E. O'Neil                 For: 47,567,133
                                          Withhold Authority: 268,811

        George W. Siguler                 For: 47,568,517
                                          Withhold Authority: 269,417

        Robert G. Stone, Jr.              For: 47,566,624
                                          Withhold Authority: 271,310

        Daniel C. Tosteson, M.D.          For: 47,529,109
                                          Withhold Authority: 308,825

2. The holders of 40,405,558 shares voted in favor of, the holders of 2,291,928 shares voted against, the holders of 1,214,801 shares abstained, and there were 3,294,647 broker non-votes with respect to the adoption of the following matter:

        The approval of the Company's Executive Compensation Plan.

3. The holders of 46,265,654 shares voted in favor of, the holders of 970,207 shares voted against, and the holders of 601,073 shares abstained with respect to the ratification of the selection of Price Waterhouse, LLP, independent certified public accountants, to serve as independent accountants for the Company.

                        NOVACARE, INC. AND SUBSIDIARIES

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (A)    Exhibit
               Number             Exhibit Description                                                 Page Number
               ------             -------------------                                                 -----------

               10(a)              Revolving Credit Facility Credit Agreement First Amendment
                                  dated as of September 20, 1994 by and among NovaCare and
                                  certain of its subsidiaries and PNC Bank, N.A., First Union National
                                  Bank of North Carolina, Mellon Bank, N.A., NationsBank of
                                  North Carolina, N.A., CoreStates Bank, N.A., and National
                                  Westminster Bank, N.A.

               10(b)              Revolving Credit Facility Credit Agreement Second Amendment
                                  dated as of November 28, 1994 by and among NovaCare and certain of its subsidiaries and PNC Bank, First Union National Bank of
                                  North Carolina, Mellon Bank, N.A., NationsBank of North Carolina,
                                  N.A., CoreStates Bank, N.A., National Westminster Bank, N.A., and
                                  Fleet Bank of Massachusetts, N.A.

               10(c)              Employment Agreement between the Company and Timothy E. Foster dated as of December 2, 1994.

               27                 Financial Data Schedule

        (B)    During the quarter ended December 31, 1994, the Registrant did not file a report on Form 8-K.

                        NOVACARE, INC. AND SUBSIDIARIES





                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                     NOVACARE, INC.
                                 ---------------------
                                      (REGISTRANT)




FEBRUARY 14, 1994             BY /s/ TIMOTHY E. FOSTER
                                 ----------------------
                                     TIMOTHY E. FOSTER,
                                     PRESIDENT AND CHIEF OPERATING OFFICER
                                     AND CHIEF FINANCIAL AND ACCOUNTING OFFICER

                                EXHIBIT INDEX



Exhibit
Number             Exhibit Description
- - - ------             -------------------

10(a)              Revolving Credit Facility Credit Agreement First Amendment
                   dated as of September 20, 1994 by and among NovaCare and
                   certain of its subsidiaries and PNC Bank, N.A., First Union National
                   Bank of North Carolina, Mellon Bank, N.A., NationsBank of
                   North Carolina, N.A., CoreStates Bank, N.A., and National
                   Westminster Bank, N.A.

10(b)              Revolving Credit Facility Credit Agreement Second Amendment
                   dated as of November 28, 1994 by and among NovaCare and certain of its subsidiaries and PNC Bank, First Union National Bank of
                   North Carolina, Mellon Bank, N.A., NationsBank of North Carolina,
                   N.A., CoreStates Bank, N.A., National Westminster Bank, N.A., and
                   Fleet Bank of Massachusetts, N.A.

10(c) Employment Agreement between the Company and Timothy E. Foster dated as of December 2, 1994.

27                 Financial Data Schedule