Form 10-Q
period 1995-03-31
NOVACARE INC
filed 1995-05-15
CIK 802843

================================================================================

                           U N I T E D   S T A T E S
      S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                      W A S H I N G T O N,  D C  2 0 5 4 9


                                   FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995


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

As of May 8, 1995, NovaCare, Inc. had 65,339,061 shares of common stock, $.01 par value, outstanding.

================================================================================

                        NOVACARE, INC. AND SUBSIDIARIES

                    FORM 10-Q - QUARTER ENDED MARCH 31, 1995


                                     INDEX


    FORM 10Q       FORM 10-Q                                                                            FORM 10-Q
    PART NO.        ITEM NO.                                DESCRIPTION                                 PAGE NO.
    --------        --------                                -----------                                 --------
       I                         FINANCIAL INFORMATION

                       1         Financial Statements
                                 -   Condensed Consolidated Balance Sheets as of
                                     March 31, 1995 and 1994                                                1

                                 -   Condensed Consolidated Statements of Operations
                                     for the Three Months Ended March 31, 1995 and
                                     1994                                                                   2

                                 -   Condensed Consolidated Statements of Operations
                                     for the Nine Months Ended March 31, 1995 and
                                     1994                                                                   3

                                 -   Condensed Consolidated Statements of Cash Flows
                                     for the Nine Months Ended March 31, 1995 and
                                     1994                                                                   4

                                 -   Notes to Condensed Consolidated Financial Statements                  5-9

                       2         Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                      10-16

       II                        OTHER INFORMATION

                       6         Exhibits and Reports on Form 8-K                                          17

 Signatures                                                                                                18

                        NOVACARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     As of March 31, 1995 and June 30, 1994
                       (In thousands, except share data)

                                                                                             MARCH 31,            JUNE 30,
                                                                                               1995                 1994
                                                                                           -----------          ------------
            ASSETS                                                                         (UNAUDITED)          (See Note 1)
            Current assets:
              Cash and cash equivalents . . . . . . . . . . . . . . . . . . .               $   30,413            $  38,024
              Marketable securities . . . . . . . . . . . . . . . . . . . . .                   24,983               35,104
              Accounts receivable, net  . . . . . . . . . . . . . . . . . . .                  235,913              215,727
              Other current assets  . . . . . . . . . . . . . . . . . . . . .                   47,133               46,150
                                                                                           -----------          ------------
                  Total current assets  . . . . . . . . . . . . . . . . . . .                  338,442              335,005

            Marketable securities, net  . . . . . . . . . . . . . . . . . . .                   22,795               53,318
            Property and equipment, net . . . . . . . . . . . . . . . . . . .                   88,123               81,356
            Excess cost of net assets acquired, net . . . . . . . . . . . . .                  422,975              342,938
            Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                   45,965               37,924
                                                                                           -----------          ------------

                                                                                            $  918,300            $ 850,541
                                                                                           ===========          ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            Current liabilities:
              Current portion of long-term debt and financing arrangements  .               $   42,115            $  61,518
              Accounts payable and accrued expenses . . . . . . . . . . . . .                   65,121               72,997
              Income taxes payable  . . . . . . . . . . . . . . . . . . . . .                      558                6,166
                                                                                           -----------          ------------
                  Total current liabilities   . . . . . . . . . . . . . . . .                  107,794              140,681

            Long-term debt and financing arrangements, net of current portion                  345,662              283,084
            Deferred income . . . . . . . . . . . . . . . . . . . . . . . . .                      608                  993
            Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                   10,486                8,638
            Minority interest . . . . . . . . . . . . . . . . . . . . . . . .                    1,820                1,441
                                                                                           -----------          ------------
                  Total liabilities   . . . . . . . . . . . . . . . . . . . .                  466,370              434,837
                                                                                           -----------          ------------

            Commitments and contingencies . . . . . . . . . . . . . . . . . .                      ---                   ---

            Stockholders' equity:
              Common stock, $.01 par value; authorized 200,000,000 shares, issued 65,334,328 shares at March 31, 1995 and 64,227,735
                 shares at June 30, 1994  . . . . . . . . . . . . . . . . . .                      653                  643
              Additional paid-in capital  . . . . . . . . . . . . . . . . . .                  249,739              240,619
              Retained earnings . . . . . . . . . . . . . . . . . . . . . . .                  205,113              176,225
                                                                                           -----------          ------------
                                                                                               455,505              417,487
                                                                                           -----------          ------------

              Less: Common stock in treasury (at cost), 266,851 shares at
                         March 31, 1995 and 16,851 shares at June 30, 1994  .                   (2,317)                (305)
                    Deferred compensation   . . . . . . . . . . . . . . . . .                     (459)                (662)
                    Valuation allowance on securities available for sale  . .                     (799)                (816)
                                                                                           -----------          ------------
                  Total stockholders' equity  . . . . . . . . . . . . . . . .                  451,930              415,704
                                                                                           -----------          ------------
                                                                                           $   918,300            $ 850,541
                                                                                           ===========          ============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                           ---------------------------------
                                                                                              1995                 1994
                                                                                           -----------        --------------
            Net revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .              $   240,898        $      204,000
            Cost of services  . . . . . . . . . . . . . . . . . . . . . . . .                  170,939               136,219
                                                                                           -----------        --------------

                Gross profit  . . . . . . . . . . . . . . . . . . . . . . . .                   69,959                67,781
            Selling, general and administrative expenses  . . . . . . . . . .                   39,783                33,621
            Provision for uncollectible accounts  . . . . . . . . . . . . . .                    4,812                 2,722
            Amortization of excess cost of net assets acquired  . . . . . . .                    2,908                 1,914
            Nonrecurring expenses . . . . . . . . . . . . . . . . . . . . . .                    1,000                   ---
                                                                                           -----------        --------------

                Income from operations  . . . . . . . . . . . . . . . . . . .                   21,456                29,524

            Investment income . . . . . . . . . . . . . . . . . . . . . . . .                      660                   979
            Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .                   (6,651)               (4,303)
            Minority interest . . . . . . . . . . . . . . . . . . . . . . . .                     (109)                  (93)
                                                                                           -----------        --------------

                Income before income taxes  . . . . . . . . . . . . . . . . .                   15,356                26,107

            Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .                    6,403                10,151
                                                                                           -----------        --------------

                Net income  . . . . . . . . . . . . . . . . . . . . . . . . .              $     8,953               $15,956
                                                                                           ===========        ==============

                Net income per share  . . . . . . . . . . . . . . . . . . . .              $       .14        $          .25
                                                                                           ===========        ==============

            Weighted average number of shares outstanding . . . . . . . . . .                   64,953                64,991
                                                                                           ===========        ==============





The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                                  NINE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                           -------------------------------
                                                                                              1995                1994
                                                                                           ----------        -------------
            Net revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .              $  703,909        $     576,563
            Cost of services  . . . . . . . . . . . . . . . . . . . . . . . .                 501,276              388,778
                                                                                           ----------        -------------

                Gross profit  . . . . . . . . . . . . . . . . . . . . . . . .                 202,633              187,785
            Selling, general and administrative expenses  . . . . . . . . . .                 115,663               91,460
            Provision for uncollectible accounts  . . . . . . . . . . . . . .                  11,725               10,033
            Amortization of excess cost of net assets acquired  . . . . . . .                   8,413                5,094
            Merger and other nonrecurring expenses  . . . . . . . . . . . . .                   1,000                5,754
                                                                                           ----------        -------------

                Income from operations  . . . . . . . . . . . . . . . . . . .                  65,832               75,444

            Investment income . . . . . . . . . . . . . . . . . . . . . . . .                   1,969                4,125
            Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .                (18,764)              (12,506)
            Minority interest . . . . . . . . . . . . . . . . . . . . . . . .                   (379)                 (353)
                                                                                           ----------        -------------

                Income before income taxes  . . . . . . . . . . . . . . . . .                  48,658               66,710

            Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .                  19,770               27,722
                                                                                           ----------        -------------

                Net income  . . . . . . . . . . . . . . . . . . . . . . . . .              $   28,888        $      38,988
                                                                                           ==========        =============

                Net income per share  . . . . . . . . . . . . . . . . . . . .              $      .44        $         .60
                                                                                           ==========        =============


            Weighted average number of shares outstanding . . . . . . . . . .                  65,081               64,507
                                                                                           ==========        =============





The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                  NINE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                           ---------------------------------
                                                                                               1995                 1994
                                                                                           ------------         ------------
            CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .              $    28,888          $     38,988

            Adjustments to reconcile net income to net cash flows provided by operating activities:
                Depreciation and amortization   . . . . . . . . . . . . . . .                   22,516                14,543
                Minority interest   . . . . . . . . . . . . . . . . . . . . .                      379                   353
                Deferred income taxes   . . . . . . . . . . . . . . . . . . .                     (988)                  375
                Provision for uncollectible accounts  . . . . . . . . . . . .                   11,725                10,033
                Increase in assets, net of effects from acquisitions:
                    Accounts receivable, net  . . . . . . . . . . . . . . . .                  (29,558)              (44,003)
                    Other current assets  . . . . . . . . . . . . . . . . . .                   (1,772)               (1,826)
                (Decrease) increase  in liabilities, net of effects from
                  acquisitions:
                    Accounts payable and accrued expenses   . . . . . . . . .                  (15,412)                1,241
                    Income taxes payable  . . . . . . . . . . . . . . . . . .                   (4,355)               (2,366)
            Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (469)                 (751)
                                                                                           ------------         ------------

                    Net cash flows provided by operating activities . . . . .                   10,954                16,587
                                                                                           ------------         ------------

            CASH FLOWS FROM INVESTING ACTIVITIES:
            Marketable securities:
                Purchases of marketable securities  . . . . . . . . . . . . .                      ---              (147,120)
                Proceeds from sales and maturities of marketable securities                     40,757               167,277
                                                                                           ------------         ------------


                    Net cash proceeds from marketable securities  . . . . . .                   40,757                20,157
                                                                                           ------------         ------------

            Acquisitions of businesses:
                Payments for business acquired, net of cash acquired  . . . .                  (59,058)              (88,351)
                Additional payments for businesses acquired in prior years  .                   (8,998)              (11,293)
                                                                                           ------------         ------------

                    Net cash outlay for acquisitions of businesses  . . . . .                  (68,056)              (99,644)
                                                                                           ------------         ------------

            Additions to property and equipment . . . . . . . . . . . . . . .                  (16,118)              (11,751)
            Capitalized software costs  . . . . . . . . . . . . . . . . . . .                   (5,039)               (8,645)
            Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (1,720)               (4,107)
                                                                                           ------------         ------------

                    Net cash flows used in investing activities   . . . . . .                  (50,176)             (103,990)
                                                                                           ------------         ------------

            CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from long-term debt and financing arrangements . . . .                   73,503                73,728
              Payment of long-term debt and financing arrangements  . . . . .                  (42,462)              (61,451)
              Proceeds from common stock issued   . . . . . . . . . . . . . .                    2,582                 2,987
              Cost of repurchased common stock  . . . . . . . . . . . . . . .                   (2,012)                  ---
                                                                                           ------------         ------------

                    Net cash flows provided by financing activities   . . . .                   31,611                15,264
                                                                                           ------------         ------------

            Net decrease in cash and cash equivalents . . . . . . . . . . . .                   (7,611)              (72,139)
            Cash and cash equivalents, beginning of period  . . . . . . . . .                   38,024               102,324
            Adjustment for pooling of interests . . . . . . . . . . . . . . .                      ---                (4,186)
                                                                                           ------------         ------------
            Cash and cash equivalents, end of period  . . . . . . . . . . . .              $    30,413          $     25,999
                                                                                           ============         ============

 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.
                                       4

                        NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                     (In thousands, except per share data)
                                  (Unaudited)

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

         Certain amounts in the 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation.

         Operating results for the three- and nine-month periods ended March 31, 1995 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

2.  BUSINESS ACQUISITIONS

         During the nine months ended March 31, 1995, the Company acquired 23 businesses which provide outpatient rehabilitation services, one business which provides orthotic and prosthetic rehabilitation services and two businesses which provide contract therapy services. During the nine months ended March 31, 1994, the Company acquired a business which owned five medical rehabilitation hospitals and five outpatient facilities. In addition, the Company acquired 15 businesses which provide outpatient rehabilitation services, three businesses which provide orthotic and prosthetic services and two businesses which provide contract therapy services. All acquisitions were accounted for as purchases and, accordingly, the aggregate purchase price was allocated to assets and liabilities acquired based on their fair values at the date of acquisition.

         The following unaudited pro forma consolidated results of operations of the Company give effect to each of the acquisitions as if they occurred on July 1, 1993:

                                                                                   For the nine months ended
                                                                                           March 31,
                                                                                ---------------------------------
                                                                                   1995                 1994
                                                                                ------------         ------------
         Net revenues  . . . . . . . . . . . . . . . . . . . . . .              $    709,367         $    679,105
         Net income  . . . . . . . . . . . . . . . . . . . . . . .                    29,282               46,529
         Net income per share  . . . . . . . . . . . . . . . . . .              $        .45         $        .72

         The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of July 1, 1993, or of the results which may occur in the future.

                        NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1995
                     (In thousands, except per share data)
                                  (Unaudited)



    Information with respect to businesses acquired in purchase transactions for the nine months ended March 31, 1995 was as follows:


         Cash paid (net of cash acquired)  . . . . . . . . . . . .                 $   59,058
         Notes issued  . . . . . . . . . . . . . . . . . . . . . .                     12,100
         Other consideration   . . . . . . . . . . . . . . . . . .                        905
                                                                                   ----------
                                                                                       72,063
         Liabilities assumed   . . . . . . . . . . . . . . . . . .                      4,164
                                                                                   ----------
                                                                                       76,227
         Fair value of assets acquired   . . . . . . . . . . . . .                      7,548
                                                                                   ----------
              Cost in excess of fair value of net assets acquired                  $   68,679
                                                                                   ==========

         The results of operations of businesses acquired have been included in the consolidated results of the Company from the effective date of each acquisition.

         Certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at March 31, 1995 of approximately $5,775 in cash and 1,224 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. For the nine months ended March 31, 1995, the Company paid $8,998 in cash and issued 914 shares of common stock in connection with businesses acquired in prior years.

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

         Income taxes paid during the nine-month periods ended March 31, 1995 and 1994 amounted to $26,255 and $28,480 respectively.

4.  INVESTMENTS IN CASH EQUIVALENTS AND MARKETABLE SECURITIES

         Investments in cash equivalents and marketable securities at March 31, 1995 and June 30, 1994 consist of professionally managed portfolios including U.S. Treasury securities, money market funds and short- and medium-term tax-exempt municipal bonds. As of June 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The effect of SFAS 115 is dependent upon classification of the investment and, in certain cases, determination as to the nature of the decline in market value below the cost basis of an investment. Investments with maturities of greater than one year are classified as non-current. Realized gains and losses on the sales of securities are computed using the specific identification method.

                        NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1995
                     (In thousands, except per share data)
                                  (Unaudited)


         For the nine months ended March 31, 1995, the cash flows from sales and maturities of available-for-sale and held-to-maturity securities were as follows:

                                                                            GROSS REALIZED
                                                                      -------------------------
                                                      CARRYING
                                                        VALUE           GAINS          LOSSES          PROCEEDS
                                                    ------------      -------        ----------      -----------
         Available-for-sale
               Proceeds from sales                  $     14,850      $    58        $    (151)      $    14,757
               Proceeds from  maturities                   1,000          ---               ---            1,000

         Held-to-maturity
               Proceeds from maturity                     25,000          ---               ---           25,000
                                                    ------------      -------        ----------      -----------
                                                    $     40,850      $    58        $    (151)      $    40,757
                                                    ============      =======        ==========      ===========

         No securities were considered to be trading securities at June 30, 1994 or March 31, 1995 nor were any securities classified as trading securities during the nine months ended March 31, 1995. In addition, there were no sales of or transfers from securities classified as held-to-maturity during the nine months ended March 31, 1995.

         Investments in U.S. Treasury securities accounted for 48% and 56% of the total investments at March 31, 1995 and June 30, 1994, respectively. As of March 31, 1995, the U.S. Treasury securities collateralized the Company's reverse repurchase agreements and cannot be liquidated for general business purposes. Securities of no other issuer exceeded 10% of total investments at March 31, 1995 or June 30, 1994.

5.  RECEIVABLES

         Accounts receivable consisted of the following:

                                                                                   MARCH 31,               June 30,
                                                                                      1995                   1994
                                                                                 -------------          -------------
             Accounts receivable   . . . . . . . . . . . . . . . . . . . .       $    269,227           $    246,169
             Due from Medicare   . . . . . . . . . . . . . . . . . . . . .              6,585                  2,289
             Less:  Allowance for uncollectible accounts . . . . . . . .              (30,695)               (17,692)
                    Reserve for Medicare denials and other allowances  . .             (9,204)               (15,039)
                                                                                 -------------          -------------
                                                                                 $    235,913           $    215,727
                                                                                 =============          =============


6.   PROPERTY AND EQUIPMENT

         The components of property and equipment were as follows:

                                                                                    MARCH 31,             June 30,
                                                                                       1995                 1994
                                                                                 --------------         ------------
         Land and buildings  . . . . . . . . . . . . . . . . . . . . .           $       33,316         $     32,367
         Property, equipment and furniture   . . . . . . . . . . . . .                   83,245               68,360
         Leasehold improvements  . . . . . . . . . . . . . . . . . . .                   13,199               11,183
                                                                                 --------------         ------------
                                                                                        129,760              111,910
         Less: Accumulated depreciation and amortization   . . . . . .                  (41,637)             (30,554)
                                                                                 --------------         ------------
                                                                                 $       88,123         $     81,356
                                                                                 ==============         ============

                        NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1995
                     (In thousands, except per share data)
                                  (Unaudited)

7.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

         Long-term debt and financing arrangements consisted of the following:

                                                                                    MARCH 31,               June 30,
                                                                                      1995                    1994
                                                                                 --------------          ------------
         Convertible subordinated debentures (5.5%), due January 2000            $      175,000          $    175,000
         Revolving credit facility (LIBOR plus 1.125%), expiring
           November 28, 1997   . . . . . . . . . . . . . . . . . . . .                  132,178                69,563
         Reverse repurchase agreements (6%), payable through
           May 15, 1995  . . . . . . . . . . . . . . . . . . . . . . .                   24,743                43,281
         Subordinated promissory notes (5% to 10%), payable through
             2000  . . . . . . . . . . . . . . . . . . . . . . . . . .                   31,205                30,580
         West Virginia commercial development revenue bonds
           (9.5% to 12%), payable through 2015   . . . . . . . . . . .                   17,715                17,715
         Notes (7% to 12%), payable through November 2000  . . . . . .                    1,098                 3,736
         Capitalized lease obligations, payable through 2000   . . . .                    5,838                 4,680
         Other obligations (8% to 10%), payable through September 2016                      ---                    47
                                                                                 --------------          ------------
                                                                                        387,777               344,602
         Less:  Current portion  . . . . . . . . . . . . . . . . . . .                   42,115                61,518
                                                                                 --------------          ------------
                                                                                 $      345,662          $    283,084
                                                                                 ==============          ============

         In November 1994, the Company amended its revolving credit facility agreement increasing the amount available to $175,000. The funds have been and will be used to refinance other indebtedness, as well as for general corporate purposes, including acquisitions. At March 31, 1995, the interest rate on amounts borrowed on the revolving credit facility was 7.625%. The amended revolving credit facility agreement requires the maintenance of minimum working capital and net worth amounts, as well as certain financial ratios.

         During the three months ended March 31, 1995, the Company entered into reverse repurchase agreements with primary government dealers. In the reverse repurchase agreements, the Company sold U.S. government securities subject to an agreement to repurchase those securities at a mutually agreed upon date and price, which approximates market. These transactions were accounted for as loans to the Company collateralized by the underlying securities which are held by the primary government dealers. The agreements required the Company to maintain investments in U.S. government securities with market values, including accrued interest, of at least 102% of the dollar amount of the securities sold as collateral. The repurchase obligations outstanding on March 31, 1995 matured or will mature April 4 and May 15, 1995.

         Interest paid on debt for the nine months ended March 31, 1995 and 1994 amounted to $18,821 and $13,725, respectively.

8.  CONTINGENCIES

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse affect on the financial position or results of operations of the Company.

                        NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1995
                     (In thousands, except per share data)
                                  (Unaudited)



9.  SALE OF REHABILITATION HOSPITALS

         On February 6, 1995, the Company announced the execution of a definitive agreement to sell its rehabilitation hospitals to HEALTHSOUTH Corporation. Under the terms of the agreement, HEALTHSOUTH will pay the Company total consideration of approximately $235 million, including the payment of approximately $215 million of cash and the assumption of approximately $20 million of debt. The transaction is expected to be completed in the fourth quarter of fiscal 1995 and will result in a gain. The net proceeds from the sale will be i) used to repay amounts borrowed under the revolving credit facility agreement, ii) invested in short-term investments, and iii) used for general corporate purposes.

                        NOVACARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 (In thousands)



THE COMPANY

    NovaCare, Inc. (the "Company") is a leading national provider of medical rehabilitation services. These services include providing rehabilitation therapy and subacute services on a contract basis to health care institutions, primarily nursing facilities; providing outpatient rehabilitation services through contracts with healthcare institutions and a national network of clinics; delivering orthotic and prosthetic ("O&P") rehabilitation services through a national network of patient care centers; and operating acute medical rehabilitation hospitals.

    NovaCare provides multidisciplinary medical rehabilitation services and management services on a contract basis to health care institutions, primarily nursing homes, including those operated by most of the nation's largest chains. As of March 31, 1995, NovaCare provided these services through 5,267 contracts in 2,090 facilities located in 40 states. Orthotic and prosthetic rehabilitation services are provided by orthotists and prosthetists, referred to as practitioners, through 130 patient care centers in 26 states. Orthotic rehabilitation is the fitting and fabrication of custom-made braces and support devices for treatment of musculoskeletal conditions. Prosthetic rehabilitation is the fitting and fabrication of custom-made artificial limbs. NovaCare provides outpatient physical and occupational therapy services at 365 clinics in 29 states. These services are provided by licensed physical and occupational therapists who develop individual treatment plans involving manual, aquatic and electrical modalities and controlled exercise strengthening programs to rehabilitate patients with musculoskeletal injuries or after surgery. NovaCare's 11 rehabilitation hospitals provide acute rehabilitation care on a multidisciplinary, physician-directed basis to severely disabled patients. Five community re-entry programs treat post-acute brain injured patients in community-based settings. NovaCare manages 48 subacute programs for nursing facilities on a contract basis and operates subacute units in five of its medical rehabilitation hospitals.

    During February 1995, the Company announced the execution of a definitive agreement to sell the 11 rehabilitation hospitals and five re-entry programs. The closing of this agreement is expected during the fourth quarter of fiscal 1995.

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

    NovaCare's strategy is designed to capitalize upon (1) growing demand for rehabilitation services particularly in lower-cost, post-acute settings, (2) highly fragmented competition and (3) the lack of professional management, information systems and access to capital, which is characteristic of much of the industry.

    During the third quarter, the Company reached an agreement with Beverly Health and Rehabilitation ("Beverly") concerning Beverly's transition over the next two years from contract rehabilitation services to employed therapist teams. Beverly facilities covered under the agreement represent approximately $65 million of the Company's annual net revenues, or seven percent of annualized third quarter net revenues.

                        NOVACARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 (In thousands)


    There has been much discussion about nursing home customers taking therapy services "in-house". The Company believes these concerns are exaggerated. A recent national survey of nursing homes by LEK/Alcar, an international strategic consulting firm, reported that 71% of nursing home beds will continue to use contract therapy services into the foreseeable future. These are primarily regional and local chains, independents and not-for-profit facilities and represent a $2.9 billion market opportunity. In-house activity is primarily among national chains (like Beverly), which operate only 16% of nursing home beds. Because the Company derives 55% of its business from national chains, the Company will be affected by this trend in the short term. The Company's strategy is to target larger facilities owned by the regional and local chains, independents and not-for-profits. This strategy has already had impact. In March, the Company booked new contracts representing $19 million of annualized revenues.

CONTRACT THERAPY SERVICES REIMBURSEMENT

    The Health Care Financing Administration ("HCFA"), the division of the U.S. Department of Health and Human Services which administers Medicare programs, is in the process of reviewing existing reimbursement rates for contract therapy services in the nursing facility setting and is expected to propose guidelines for speech-language pathology services and occupational therapy in the near future with implementation possible as early as 1996. Management believes that, if speech-language pathology services and occupational therapy guidelines are established, HCFA will increase the physical therapy salary-equivalency rate in consideration of today's substantially higher salaries and service standards. Because the nature and magnitude of these changes are not certain at this time, there are no assurances with respect to the impact these changes may have on NovaCare. Steps are being taken by management to mitigate the economic impact of these changes.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 1995 AND 1994

NET REVENUES

    For the three months ended March 31, 1995 compared with the year earlier period, net revenue increased from $204,000 to $240,898, or 18%. For the same period, exclusive of net revenue related to acquisitions, net revenue increased from $203,862 to $213,389, or 5%. The principal reasons for the increase were a 9% increase in net revenues per nursing home contract, and an increase in rehabilitation hospital average occupancy rates from 67% to 72%. On a same-store basis, net revenue relating to O&P clinics increased 15%. Net revenue relating to rehabilitation outpatient clinics was the result of acquisitions. Generally, rate increases for all rehabilitation services were below that of inflation.

GROSS PROFIT

      Gross profit, defined as net revenues less cost of services (primarily salaries, benefits, and travel expenses for the Company's medical professional staff and supervisory personnel, manufactured materials and hospital facility costs), increased during the three months ended March 31, 1995 to $69,959 as compared to $67,781 for the same period a year ago. Gross profit as a percentage of revenues decreased to 29% from 33% as a result of decreased productivity in speech language pathology and occupational therapy and higher compensation and benefit costs, Generally, salary increases for rehabilitation therapists increased at a rate in excess of inflation. These increases resulted from the overall national shortage of rehabilitation therapists. This attribute of the supply of rehabilitation therapists is likely to continue.

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

                        NOVACARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 (In thousands)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses as a percentage of net revenues were 17% and 16% for the three months ended March 31, 1995 and 1994, respectively. The absolute dollar increase of $6,162, or 18%, was due principally to increased administrative staff in support of the Company's revenue growth, expenses of businesses acquired, and marketing and sales programs.

PROVISION FOR UNCOLLECTIBLE ACCOUNTS

    The provision for uncollectible accounts as a percentage of net revenues for the three months ended March 31, 1995 and 1994 was 2% and 1%, respectively. The increase of the provision as a percentage of net revenues was due principally to the Company's revenue growth.

AMORTIZATION OF EXCESS COST OF NET ASSETS ACQUIRED

    In the third quarter of fiscal 1995, amortization of excess cost of net assets acquired increased $994, or 52%, versus the corresponding period of the prior year as a result of business acquired after the third quarter of fiscal 1994.

NONRECURRING EXPENSES

    Nonrecurring expenses, represent expenses associated with the settlement and legal costs, net of insurance, of a shareholder lawsuit. As of March 31, 1995, approximately $500 of this amount remains to be paid. These costs are expected to be paid within a year.

INCOME FROM OPERATIONS

      As a result of the foregoing, operating margins decreased to 9% of net revenues in the third quarter of fiscal 1995 from 14% in the third quarter of the prior year.

INVESTMENT INCOME

      Investment income consists of interest, dividends and net gains on the sale of the Company's portfolio of short- and medium-term investments. Investment income decreased $319, or 33%, in the third quarter of fiscal 1995 versus the same period last year due principally to lower amounts invested, as a result of funds expended for acquisitions in the previous quarters.

INTEREST EXPENSE

          Interest expense related primarily to interest incurred on the Company's convertible subordinated debentures, the revolving credit facility, and business acquisition financing. Interest expense for the three months ended March 31, 1995 increased $2,348, or 55%, compared to the same period last year. The increase was due principally to debt incurred and assumed in connection with business acquisitions and investments in information systems.

INCOME TAXES

      The effective income tax rate of the Company was 42% for the third quarter of fiscal 1995 compared to 39% for the same period in fiscal 1994. The increase in the Company's effective rate was due principally to an increase in non-deductible amortization of excess cost of net assets acquired and a decrease in non-taxable interest income.

                        NOVACARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 (In thousands)


    The Company's third quarter fiscal 1995 and 1994 effective income tax rates differed from the federal statutory tax rate primarily due to the non-deductible amortization of excess cost of net assets acquired, offset somewhat by non-taxable interest income.

NET INCOME

      As a result of the foregoing, net income decreased to $8,953 in the third quarter of fiscal 1995 from $15,956 in the third quarter of fiscal 1994.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
MARCH 31, 1995 AND 1994

NET REVENUES

    For the nine months ended March 31, 1995 compared with the year earlier period, net revenue increased from $576,563 to $703,909, or 22%. For the same period exclusive of net revenue related to acquisitions, net revenue increased from $575,595 to $615,591, or 7%. The principal reasons for the increase were a 8% increase in net revenues per nursing home contract, and an increase in rehabilitation hospital average occupancy rates from 64% to 68%. On a same-store basis, net revenue relating to O&P clinics increased by 7%. Net revenue relating to rehabilitation outpatient clinics was the result of acquisitions. Generally, rate increases for all rehabilitation services were below that of inflation.

GROSS PROFIT

      Gross profit, defined as net revenues less cost of services (primarily salaries, benefits, and travel expenses for the Company's medical professional staff and supervisory personnel, manufactured materials and hospital facility costs), increased during the nine months ended March 31, 1995 to $202,633 as compared to $187,785 for the same period a year ago. Gross profit as a percentage of revenues decreased to 29% from 33% as a result of a decrease in therapist productivity in speech language pathology and occupational therapy and an increased use of independent contractors in the contract therapy business, and increases in compensation and benefits. Generally, salary increases for rehabilitation therapists increased at a rate in excess of inflation. These increases resulted from the overall national shortage of rehabilitation therapists. This attribute of the supply of rehabilitation therapists is likely to continue.

    These factors were offset by higher average daily census, increased revenue per patient day, decreased costs in the Company's hospitals, and an increased percentage of revenues attributable to the higher margin outpatient rehabilitation business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses as a percentage of net revenues was 16% for the nine months ended March 31, 1995 and 1994. The absolute dollar increase of $24,203, or 26%, was due principally to increased administrative staff in support of the Company's revenue growth, marketing and sales programs, expenses incurred while implementing a new service delivery model in the contract therapy business and expenses of businesses acquired.

AMORTIZATION OF EXCESS COST OF NET ASSETS ACQUIRED

      In the first nine months of fiscal 1995, amortization of excess cost of net assets acquired increased $3,319, or 65%, versus the corresponding period of the prior year as a result of businesses acquired after the third quarter of fiscal 1994.

                        NOVACARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 (In thousands)


PROVISION FOR UNCOLLECTIBLE ACCOUNTS

        The provision for uncollectible accounts as a percentage of net revenues for the nine months ended March 31, 1995 and 1994 was 2%, respectively. The absolute dollar increase of $1,692, or 17%, was due principally to the Company's revenue growth.

MERGER AND OTHER NONRECURRING EXPENSES

    Merger and other nonrecurring expenses, which were 1% of net revenues for the nine months ended March 31, 1994, were associated with the merger with RehabClinics, Inc. in February 1994. Cash charges of approximately $5,084 related primarily to legal fees, investment advisory fees, and other transaction fees. Certain non-cash charges of approximately $670 were recorded to write off deferred financing fees incurred in connection with a debt issuance prior to the merger. As of March 31, 1995, all funds related to the 1994 merger expense were expended.


INCOME FROM OPERATIONS

      As a result of the foregoing, operating margins decreased to 9% of net revenues for the first nine months of fiscal 1995 from 13% in the first nine months of the prior year.

INVESTMENT INCOME

      Investment income consists of interest, dividends and net gains on the sale of the Company's portfolio of short- and medium-term investments. Investment income decreased $2,156, or 52%, in the first nine months of fiscal 1995 versus the same period last year due principally to lower amounts invested, as a result of funds expended for acquisitions.

 INTEREST EXPENSE

    Interest expense related primarily to interest incurred on the Company's convertible subordinated debentures, the revolving credit facility and business acquisition financing. Interest expense for the nine months ended March 31, 1995 increased $6,258, or 50%, compared to the same period last year. The increase was due principally to debt incurred and assumed in connection with business acquisitions and investments in information systems.


INCOME TAXES

      The effective income tax rate of the Company was 41% for the nine-month period ended March 31, 1995 compared to 42% for the same period in fiscal 1994. The decrease in the Company's effective rate was due principally to non-deductible merger expenses incurred in the second quarter of fiscal 1994 which were not incurred in fiscal 1995. The positive effect of this was partially offset by an increase in non-deductible amortization of excess cost of net assets acquired and a decrease in non-taxable interest income.

    The Company's effective income tax rates for the nine months ended March 31, 1995 and 1994 differed from the federal statutory tax rate primarily due to the amortization of excess cost of net assets acquired and nonrecurring merger expenses in fiscal 1995 and 1994, which are not fully deductible for tax purposes, offset somewhat by non-taxable interest income.

                        NOVACARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 (In thousands)

NET INCOME

      As a result of the foregoing, net income decreased to $28,888 in the first nine months of fiscal 1995 from $38,988 in the first nine months of fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash flows provided by operating activities were $10,954 and $16,587 for the nine months ended March 31, 1995 and 1994, respectively. The principal reasons for the decrease were the decreases in net income and accounts payable and accrued expenses offset by an increase in depreciation and amortization, which are non-cash charges, and a lower increase in accounts receivable as compared with the prior year. The decreases in accounts payable were principally due to the timing of payments. The increase in depreciation is a result of additional property and equipment and capitalized software acquired since the third quarter of 1994. Amortization has increased as a result of companies acquired since the third quarter of fiscal 1994. The lower increase in accounts receivable is due to a decreased revenue growth for the nine months ended March 31, 1995, as compared with the nine months ended March 31, 1994.

Cash, cash equivalents and marketable securities decreased to $78,191 from $126,446 at June 30, 1994. This decrease resulted principally from cash expenditures for business acquisitions, additional investments in information systems, and property and equipment additions, offset somewhat by borrowings under the revolving credit facility. In August 1994, the Company's Board of Directors authorized the repurchase in the open market of up to 1,000 shares of the Company's issued and outstanding common stock. During the three months ended March 31, 1995, the Company repurchased approximately 250 shares of common stock in the open market. These shares have and will be used to satisfy certain stock option and employee 401(k) obligations.

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

The Company's current ratios and its working capital are set forth for the dates indicated:

                                                           MARCH 31,                June 30,
                                                             1995                     1994
                                                         -------------           -------------
            Current ratio..............................         3.14:1                  2.38:1
            Working capital............................  $     230,648           $     194,324

      The increase in the current ratio at March 31, 1995 from June 30, 1994 is attributable principally to a decrease in the current portion of long-term debt resulting from the pay down of a portion of the short-term reverse repurchase agreements held at June 30, 1994 offset by a decrease in cash and marketable securities. The decrease in cash and marketable securities resulted from the sale and maturity of certain marketable securities for payment of acquisitions and reduction of debt. Working capital increased at March 31, 1995 from June 30, 1994 due principally to a decrease in the current portion of long-term debt and accounts payable and an increase in accounts receivable, as a result of business growth, offset somewhat by a decrease in cash and marketable securities. The Company's investment strategy is to invest excess cash in A, A1 or P1 rated or better fixed income governmental and corporate securities, U.S. government securities (including guaranteed and agency issues), bankers' acceptances and repurchase agreements.

                        NOVACARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 (In thousands)


      At March 31, 1995, debt as a percentage of total capitalization (i.e. total debt and stockholders' equity) was 46% compared with 45% at June 30, 1994. The increase was due to higher outstanding indebtedness resulting from funds borrowed for acquisitions, as well as indebtedness assumed in connection with acquisitions. The Company believes that its cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to meet its planned working capital and capital investment needs in fiscal 1995. Additionally, the Company believes it has the capacity to obtain additional financing sufficient to meet The Company's acquisition-related investment needs beyond those forecasted for the near term.

      As of June 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), which requires investment securities to be classified as held to maturity, available for sale, or trading. The adoption of SFAS 115 had no effect on the Company's results of operations. At March 31, 1995, a valuation allowance in stockholders' equity of $799 was required to reflect unrealized holding losses on municipal bonds classified as available for sale. Unrealized holding losses on the municipal bond portfolio resulted from increases in interest rates during calendar year 1994 and do not reflect an impairment of the debtor's ability to repay the obligation.

SALE OF REHABILITATION HOSPITALS

      On February 6, 1995, the Company announced the execution of a definitive agreement to sell its rehabilitation hospitals to HEALTHSOUTH Corporation. Under the terms of the agreement, HEALTHSOUTH will pay the Company total consideration of approximately $235 million, including the payment of approximately $215 million of cash and the assumption of approximately $20 million of debt. The transaction is expected to be completed in the fourth quarter of fiscal 1995 and will result in a gain. The net proceeds from the sale will be i) used to repay amounts borrowed under the revolving credit facility agreement, ii) invested in short-term investments, and iii) used for general corporate purposes.

                        NOVACARE, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

                        (A)       EXHIBIT
                                   NUMBER        EXHIBIT DESCRIPTION                                          PAGE NUMBER
                                   ------        -------------------                                          -----------
                                     2           Stock  Purchase  Agreement  dated as  of  February 3,
                                                 1995 by and among NovaCare, Inc., NC  Resources, Inc.
                                                 and HEALTHSOUTH Corporation.

                                     4           Rights  Agreement dated as  of March  9, 1995  by and
                                                 between NovaCare, Inc. and American Stock Transfer  &
                                                 Trust  Company,  as  Rights  Agent  (incorporated  by
                                                 reference to  Exhibit 99(a) to  the Company's Current
                                                 Report on Form 8-K dated March 14, 1995).

                                   10(a)         Employment Agreement dated as of July 1, 1994
                                                 between the Company and John H. Foster.

                                   10(b)         Amendment dated February 2, 1995 between the Company
                                                 and John H. Foster to Employment Agreement dated as
                                                 of July 1, 1994 between the Company and John H.
                                                 Foster.

                                     27          Financial Data Schedule

                        (B) During the quarter ended March 31, 1995, the Company filed a Current Report on Form 8-K dated February 17, 1995, with respect to Item
                             5, "Other Events" regarding the execution of an agreement for the sale of the Company's rehabilitation hospitals, and a Current Report on Form 8-K dated March 14, 1995 with respect to
                             Item 5, "Other Events" regarding the Company's implementation of a stockholder share purchase rights plan.

                        NOVACARE, INC. AND SUBSIDIARIES





                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                NOVACARE, INC.
                                        -----------------------------------
                                                  (REGISTRANT)




MAY 15, 1995                          BY/s/     WILLIAM J. MCGINNIS
- ------------                            -----------------------------------

                                                WILLIAM J. MCGINNIS
                                                VICE PRESIDENT
                                                AND CHIEF ACCOUNTING OFFICER

                                                           EXHIBIT INDEX

                        (A)       EXHIBIT
                                   NUMBER        EXHIBIT DESCRIPTION
                                   ------        -------------------
                                     2           Stock  Purchase  Agreement  dated as  of  February 3,
                                                 1995 by and among NovaCare, Inc., NC  Resources, Inc.
                                                 and HEALTHSOUTH Corporation.

                                     4           Rights  Agreement dated as  of March  9, 1995  by and
                                                 between NovaCare, Inc. and American Stock Transfer  &
                                                 Trust  Company,  as  Rights  Agent  (incorporated  by
                                                 reference to  Exhibit 99(a) to  the Company's Current
                                                 Report on Form 8-K dated March 14, 1995).

                                   10(a)         Employment Agreement dated as of July 1, 1994
                                                 between the Company and John H. Foster.

                                   10(b)         Amendment dated February 2, 1995 between the Company
                                                 and John H. Foster to Employment Agreement dated as
                                                 of July 1, 1994 between the Company and John H.
                                                 Foster.

                                     27          Financial Data Schedule