Form 10-K
period 1995-06-30
NOVACARE INC
filed 1995-09-15
CIK 802843

                               [NOVACARE LOGO]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1995

Commission file number 1-10875
                                 NOVACARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                 13-3247827
          (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

1016 WEST NINTH AVENUE, KING OF PRUSSIA, PA                   19406
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)

Registrant's telephone number, including area code: (610) 992-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                          Name of each exchange on which registered
COMMON STOCK, PAR VALUE $.01 PER SHARE                             NEW YORK STOCK EXCHANGE, INC.
5 1/2% CONVERTIBLE SUBORDINATED                                    NEW YORK STOCK EXCHANGE, INC.
DEBENTURES DUE 2000

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES X      NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     AS OF AUGUST 31, 1995, 65,580,226 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES WAS APPROXIMATELY $518,316,810. (DETERMINATION OF STOCK OWNERSHIP BY NON-AFFILIATES WAS MADE SOLELY FOR THE PURPOSE OF RESPONDING TO THIS REQUIREMENT AND THE REGISTRANT IS NOT BOUND BY THIS DETERMINATION FOR ANY OTHER PURPOSE.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III INCORPORATES INFORMATION BY REFERENCE FROM PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1995 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON OCTOBER 26, 1995.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        NOVACARE, INC. AND SUBSIDIARIES

                  FORM 10-K -- FISCAL YEAR ENDED JUNE 30, 1995

                       CONTENTS AND CROSS REFERENCE SHEET
          FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K

FORM 10-K   FORM 10-K                                                                   FORM 10-K
PART NO.    ITEM NO.                            DESCRIPTION                             PAGE NO.
---------   ---------   ------------------------------------------------------------    ---------
I                1      Business....................................................         1
                          The Company...............................................         1
                          Rehabilitation Industry Background........................         1
                          Business Strategy.........................................         2
                          Contract Therapy Services.................................         3
                          Outpatient Rehabilitation Services........................         5
                          Orthotic and Prosthetic Services..........................         6
                          Value-added Services......................................         6
                          Statistical Data..........................................         7
                          Competition...............................................         8
                          Reimbursement/Government Relations........................         9
                          Government Regulation.....................................        11
                          Insurance.................................................        12
                          Employees.................................................        12
                          Executive Officers of the Registrant......................        13
                 2      Properties..................................................        14
                 3      Legal Proceedings...........................................        15
                 4      Submission of Matters to a Vote of Security Holders.........        15
II               5      Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................        15
                 6      Selected Financial Data.....................................        16
                 7      Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................        17
                 8      Financial Statements and Supplementary Data.................        23
                 9      Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................        40
III             10      Directors and Executive Officers of the Registrant..........        40
                11      Executive Compensation......................................        40
                12      Security Ownership of Certain Beneficial Owners and
                          Management................................................        40
                13      Certain Relationships and Related Transactions..............        40
IV              14      Exhibits, Financial Statement Schedules and Reports of Form
                          8-K.......................................................        41
Signatures..........................................................................        42

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     NovaCare, Inc. (together, unless the context otherwise requires, with its majority-owned subsidiaries, "NovaCare" or the "Company") was organized and formed in 1985 and is the leading national provider of medical rehabilitation services outside the medical rehabilitation hospital setting. Rehabilitation is the process that restores individuals disabled by trauma or disease to their optimal level of functionality and self-sufficiency. NovaCare's comprehensive medical rehabilitation services include (i) providing rehabilitation therapy and subacute services on a contract basis, primarily to nursing facilities and other health care institutions, (ii) operating medical rehabilitation hospitals (until April 1, 1995, the effective date of the sale of such hospitals, discussed later), (iii) providing outpatient rehabilitation services through a national network of patient care centers and (iv) delivering orthotic and prosthetic ("O&P") rehabilitation services through a national network of patient care centers.

     Effective April 1, 1995, the Company sold the stock of a subsidiary which owned all eleven of the Company's medical rehabilitation hospitals, in a transaction valued at $242.9 million. In connection with the sale, the Company reduced its long-term debt by $151.7 million and invested the remaining net proceeds in short-term investments. The sale substantially enhanced the Company's liquidity, reducing its net-debt-to-capitalization ratio to less than 10% at June 30, 1995.

REHABILITATION INDUSTRY BACKGROUND

     Depending on an individual's diagnostic and therapeutic needs, rehabilitation services are delivered in a variety of settings, including rehabilitation hospitals, rehabilitation units in general hospitals, nursing facilities, comprehensive outpatient rehabilitation facilities, rehabilitation agencies and clinics, schools and patients' homes.

     These services are provided by physiatrists and other qualified rehabilitation physicians, occupational, physical and respiratory therapists, rehabilitation nurses, speech-language pathologists, audiologists, psychologists, social workers, orthotists, prosthetists, recreational therapists, music therapists and rehabilitation counselors.

     Recent industry analysis suggests that medical rehabilitation is a $12-15 billion industry, projected to grow at a rate of 10-12% per year through the end of the decade. The industry's growth has been fueled primarily by the following factors:

          Demand for services. Advances in technology and the aging population continue to drive demand. The need for rehabilitation services is significant. Technological advances in medical care have improved survival rates for patients who have suffered severe injury or disease. The U.S. Bureau of the Census reported in a 1991 survey that 33 million Americans had a disability and could not perform basic physical activity or needed assistance to do so. The Bureau of the Census statistics also show that the fastest growing segment of the population is the group over 65 years of age. This group has the highest requirement for rehabilitation services. Approximately 75% of strokes and 70% of amputations occur in persons over the age of 65. Almost 50% of Americans over 75 years of age currently require some form of rehabilitation. Demand has also increased as a result of higher quality of life expectations among disabled individuals.

          Cost-effectiveness of services. A major factor in the growth of the rehabilitation industry is the recognition by payors (insurance companies, managed care plans, employers, government programs and individual patients) of the benefits of rehabilitation in reducing lifetime costs of care. A recent study by the Health Insurance Association of America suggested that $11.00 in medical costs were saved for every $1.00 spent on rehabilitation, while a recent study by the Insurance Company of North America found that $17.00 in total outlays could be saved for every $1.00 spent on rehabilitation. Efforts to reduce workers' compensation expenses have also stimulated demand for rehabilitation of injured workers and work-hardening and injury-prevention programs in the work place.

          Reimbursement for services. Rehabilitation services are covered for payment by Medicare and Medicaid and are typically covered by commercial health insurance policies, including managed care plans. Under the Omnibus Budget Reconciliation Act of 1987, nursing facilities that participate in the Medicare program are required to offer physical therapy, occupational therapy and speech-language pathology services to improve the functionality of patients.

BUSINESS STRATEGY

     The Company's management has formally set forth the Company's values -- what NovaCare stands for, what motivates its employees, and what sets NovaCare apart -- and communicated them and discussed them with each of its employees. These values include the Company's:

    Credo     Helping Make Life a Little Better
    Purpose   To effectively meet the rehabilitation needs of our patients through clinical leadership
    Beliefs   Respect for the Individual
              Service to the Customer
              Pursuit of Excellence
              Commitment to Personal Integrity

     It is management's belief that a strong commitment to these values will enable the Company's employees to build the business and their careers, and that these values are a foundation upon which NovaCare's business plans are built.

  Emphasis on Rehabilitation Services

     NovaCare's overall long-term strategy is to maintain its position as the largest provider of low-cost, clinically excellent, medical rehabilitation services outside the medical rehabilitation hospital setting. The Company's strategy is based on the belief that:

     - These services will continue to experience steady or growing demand because, in the long term, health care payor cost-containment efforts are likely to drive patients toward lower-cost services outside the medical rehabilitation hospital setting.

     - The continued aging of the population will increase the demand for medical rehabilitation services, as the elderly consume a disproportionate amount of rehabilitation care.

     - Purchasers of medical rehabilitation services will increase their emphasis on clinical outcomes in the selection of rehabilitation providers.

     - Substantial cost reductions in the delivery of rehabilitation services will result from clinical improvements and innovation.

     - Larger providers of rehabilitation services are better positioned to provide clinical leadership, realize economies of scale to contain costs, attract quality management personnel and train and recruit therapists.

     - Rehabilitation care is not capital intensive, allowing for internal growth without the use of substantial capital resources.

  Internal Growth

     The Company has experienced substantial growth in the past few years, largely from acquisitions. Management has curtailed its acquisition plans in order to preserve liquidity in light of anticipated regulatory changes relating to contract therapy services, the largest portion of the Company's business, and recent government efforts to reform health care. See "Reimbursement/Government Relations," discussed later. In addition, the increasing penetration of managed care in the outpatient rehabilitation customer base is expected to affect the historical increases in profitability experienced by the outpatient rehabilitation business. Management believes the industry has yet to fully reflect the effects of these uncertainties in the pricing of businesses available to be acquired.

     Management's immediate strategic focus is to concentrate on fundamental management issues, such as the Company's positioning for the anticipated changes in the reimbursement structure, the development of relationships with managed care networks and the training and retention of effective management personnel, that will enhance the Company's internal growth during this period of uncertainty in the industry.

     The Company has substantially enhanced its sales and marketing efforts in the contract therapy services business to replace the anticipated loss of business from Beverly Health and Rehabilitation ("Beverly") (see "Contract Therapy Services," discussed later) and other national multi-facility nursing home companies. In the second half of fiscal 1995 the Company has achieved new contract sales with estimated annual revenues in excess of those lost due to contract cancellations.

  Cost Containment

     A central aspect of the Company's strategy is to position itself as a low-cost provider of rehabilitation services. Clinical improvements and innovation are expected to lower the cost of rehabilitation service delivery. The Company's management is devoting a substantial portion of its efforts to such clinical objectives in addition to managing other costs. Management believes its efforts in these areas will allow the Company to operate successfully in an increasingly fixed-reimbursement environment.

  Quality Outcome Measurement

     Management believes that payors will ultimately demand that low cost be accompanied by proof of quality outcomes. The Company has committed resources to develop systems that capture outcomes in a useable format. Management believes that, as payors become more sophisticated and require providers to prove the delivery of quality service, the Company's commitment to outcomes measurement, coupled with its emphasis on clinical performance, will enhance its competitive position.

CONTRACT THERAPY SERVICES

     NovaCare provides multi-disciplinary rehabilitation therapy services on a contract basis, principally to nursing facilities. The multi-disciplinary team comprises physical therapists, occupational therapists, and speech-language pathologists working together to improve the ability of patients to perform the activities of daily living. Physical therapy effects improved muscular and neural responses in an effort to improve patients' physical strength and range of motion. Occupational therapy is the evaluation and treatment of physical, cognitive and psychosocial performance deficits in activities of daily living. Speech-language pathology is the diagnosis and treatment of speech, language, voice and swallowing disorders.

     NovaCare is the largest contract therapy provider to the long-term care industry with a market share of approximately 13%, as measured by net revenues. As of June 30, 1995, NovaCare provided these services in more than 2,000 facilities located in 40 states. For the year ended June 30, 1995, contract therapy services represented 65% of the Company's net revenues and 75% of earnings before interest, taxes, depreciation, amortization, nonrecurring charges and minority interest ("Adjusted EBITDA"), exclusive of operations relating to the medical rehabilitation hospital division.

     Analysts estimate that the market for therapy services delivered under contract to nursing facilities is approximately $4 billion. A recent management-sponsored survey indicated that 73% of nursing facility rehabilitation services are performed on a contract basis.

     The long-term care industry has typically contracted for therapy services for the following reasons:

          Insufficient caseload. The average nursing facility of approximately 100 beds has insufficient and/or irregular caseload, which makes it uneconomical to operate its own therapy program with the full-time employment of therapists and the associated costs of administration.

          Supply of therapists. There is an inadequate supply of therapists and the work force is characterized by high turnover. Consistent staffing levels are difficult to maintain, which jeopardizes service levels and quality.

          Expertise. Therapy revenues represent a relatively small percentage of a nursing facility's total revenues and operating activities. Reimbursement and regulatory complexities concerning appropriate utilization, documentation, denials management and quality oversight, if inadequately administered, can seriously erode the profitability of therapy programs staffed by and managed by employees of the nursing facility. As a result, nursing facilities frequently choose to contract for specialized expertise.

     In the current unsettled environment, NovaCare believes that it is well-positioned to compete effectively with other contractors due to: (i) a nationwide recruiting organization and substantial staffing capabilities, (ii) a multi-disciplinary team approach to therapy that is designed to deliver a high level of quality, (iii) reimbursement and regulatory expertise to assist nursing facility operators in their dealings with third-party payors, principally Medicare, (iv) sophisticated management information systems to assist operators in analyzing clinical outcomes, therapy utilization, claim denials, staffing and marketing and educational activities and (v) marketing support to increase the visibility of nursing facilities as a setting for quality rehabilitation.

     The supply of therapists is growing at a rate of less than 5% per year, yet the demand for therapists is growing at 8% to 10% per year. The Bureau of Labor Statistics estimates that the shortage of therapists will continue into the first decade of the next century. The principal limitations on the supply of therapists are the lack of funding to increase the number and size of educational programs and increasingly stringent accreditation requirements.

     Despite this imbalance, NovaCare has been successful in hiring a disproportionate number of therapists due in part to its "employer of choice" programs and systems support. The number of full-time-equivalent therapists employed in the Company's contract therapy business increased 11% during fiscal 1995 to 5,654.

          Employer of Choice Programs. NovaCare's employer of choice initiatives comprise defined career ladders for clinicians, clinical training and competitive compensation programs and benefits as well as management and technological support designed to attract and retain therapists. At June 30, 1995, NovaCare employed 53 recruiters, which management believes is the largest clinical recruiting organization in the U.S. Over the past two years, one-fifth of the therapists in NovaCare's contract therapy business joined NovaCare as a result of employee referrals.

          Systems Support. In fiscal 1995, NovaCare enhanced its proprietary information system, NovaNet PLUS, which is designed to streamline administrative activities, capture information of value to customers and reduce therapist record-keeping burdens. Management believes that this innovative system and NovaCare's leadership in outcomes measurement continue to increase NovaCare's attractiveness as an employer of therapists.

     Employee turnover in the rehabilitation industry is high relative to other industries because of the supply/demand imbalance. Also affecting turnover is the aggressive recruiting that occurs within the industry and the demographics of the largely young, female and mobile therapist population. Furthermore, therapist turnover rates in nursing facilities are traditionally higher than in other therapy settings due to the increased difficulties in treating geriatric patients. Total therapist turnover was 38% in fiscal 1995, compared with 32% in 1994. In part, this was due to a restructuring of the business during the second half of fiscal 1994 that temporarily disrupted most clinicians' supervisory relationships. Also, contract turnover during fiscal 1995 (20% annualized) had a destabilizing effect on the therapists' work environment. These occurrences resulted in both employee-initiated and Company-initiated terminations. Management believes the turnover effects of the restructuring have substantially decreased but the effects of contract turnover will continue throughout fiscal 1996.

     NovaCare contracts predominantly with nursing home companies for the provision of rehabilitation therapy to their patients. Contracts are generally written for a period of two years and include automatic renewals for one year. Contracts are typically terminable upon 30 to 90 days notice by either party.

     Nursing facility operators have from time to time attempted to provide therapy services on an in-house basis, with varying degrees of success. A recent multi-year study of the costs of in-house programs compared with the costs of contract therapy indicated higher average therapy costs per patient care hour in nursing facilities with in-house programs. The study surveyed over 15,000 nursing facilities and examined several years of Medicare cost reports for nursing facilities with in-house therapy programs. Nevertheless, a number of national multi-facility nursing home companies have begun, or have announced that they plan to begin, to discontinue contracting for therapists and to staff and manage the function directly, effectively taking therapy programs "in-house." A recent management-sponsored survey indicated that 7% (based on number of beds) of such companies plan to transition to providing services on an in-house basis within the next two years. These recent decisions appear to be related, at least in part, to a desire to gain greater clinical control over therapy programs rather than due to cost-containment initiatives. This trend has been exacerbated by the recent consolidation activity in the nursing home industry.

     In the third quarter of fiscal 1995, the Company announced it had reached an agreement with its largest customer, Beverly, to transition Beverly to an in-house provider of therapy services over the next two years. Beverly facilities covered under the agreement represented approximately $77 million of the Company's annual net revenues in fiscal 1995. Management currently anticipates a reduction of approximately half of such net revenues will occur in the last six months of fiscal 1996 as a result of the in-house transition. However, management is currently unable to reliably predict whether circumstances may change, either positively or negatively, to alter this assessment.

     NovaCare is compensated for its contract services on a fee-for-service basis, and generally collects payment for services from the nursing facility, which in turn may receive reimbursement from Medicare, Medicaid, private insurance or the patient. Payments from Medicare and Medicaid are subject to complex regulations. Medicare regulations are subject to anticipated changes that may have a material effect on the contract therapy services business. See "Reimbursement/Government Relations," discussed later. NovaCare generally indemnifies its customers against medical denials of reimbursement by third party payors, including Medicare. NovaCare has established internal utilization and documentation standards and systems to minimize denials. During the past two fiscal years, on average, less than 2% of NovaCare's services were ultimately denied payment.

OUTPATIENT REHABILITATION SERVICES

     Management believes that NovaCare is the largest provider of freestanding outpatient rehabilitation services in the U.S., with a national network of 400 centers, comprising stand-alone clinics, hospital-based clinics and employer on-site clinics. Through these settings, licensed physical and occupational therapists develop individual treatment plans to rehabilitate patients recovering from musculoskeletal trauma and/or surgery. For the year ended June 30, 1995, outpatient rehabilitation services represented 24% of the Company's consolidated net revenues and 36% of consolidated Adjusted EBITDA, exclusive of operations related to the medical rehabilitation hospital division.

     Outpatient rehabilitation services include general rehabilitation, which is designed to return injured and post-operative patients to their optimal functional capacity; sports rehabilitation, which is designed to minimize the "down-time" of injured sports participants and safely return them to sports activities; industrial rehabilitation and work hardening, which are designed to reduce work-related injuries and rehabilitate and strengthen injured patients to allow a rapid, safe return to normal job activities; and hospital-based services, which involve the provision of inpatient and outpatient rehabilitation services on a contract basis to acute care hospitals.

     Patients are generally referred by physicians (most commonly orthopedists, physiatrists, primary care physicians, internists and neurologists), managed care insurers, workers' compensation insurers, case managers, industrial companies and rehabilitation nurses. In a number of states, patients can obtain outpatient therapy services by "direct access," that is, without a physician's referral.

     Analysts estimate that the outpatient rehabilitation industry approximates $7 billion and is growing at a rate of 4-6% per year. NovaCare's share of the industry total, based on fiscal 1995 revenues, is approximately 3%. The size of the industry segment of private clinics not affiliated with hospitals is estimated at $4 billion. The private clinics market is highly fragmented, with the nine largest firms comprising less than 20% of the market.

ORTHOTIC AND PROSTHETIC SERVICES

     NovaCare is the largest custom O&P patient care services organization in the U.S. with approximately 8% market share. Services are provided by 324 orthotists and prosthetists, referred to as practitioners, through 125 patient care centers. For the year ended June 30, 1995, O&P services represented 11% of the Company's consolidated net revenues and 9% of consolidated Adjusted EBITDA, exclusive of operations related to the medical rehabilitation hospital division.

     Orthotic rehabilitation involves the fitting, design and fabrication and use of custom-made braces and support devices for treatment of musculoskeletal conditions resulting from illness, injury or congenital anomalies. Prosthetic rehabilitation involves the fitting, fabrication and use of custom-made artificial limbs typically required by people who have suffered the loss of a limb from vascular diseases, diabetes, cancer or trauma. During fiscal 1995, the Company acquired Sabolich Prosthetic and Research Center, a nationally renowned leader in prosthetic research, design and patient care, providing services at four patient care centers throughout the U.S.

     The principal referral source for O&P rehabilitation services is the orthopedic surgeon. However, other specialized physicians, such as physiatrists and vascular surgeons, and managed care payors have emerged as important referral sources. Secondary referral sources include physical therapists, orthopedic nurses, orthopedic technicians and other rehabilitation professionals.

     The O&P rehabilitation industry is estimated to be a $1 billion industry. According to industry sources, O&P patient care services in the United States are currently provided through more than 1,100 patient care centers.

VALUE-ADDED SERVICES

     The Company recently established a separate division focusing on the delivery of management and consulting services to health care and long-term care institutions. Such services currently include subacute program development and management and nursing facility rehabilitation program management and consulting. Additional services are being developed. Prior to the establishment of a separate division these services were reported as a component of contract therapy services.

  Subacute Services

     NovaCare manages subacute programs for nursing facilities on a contract basis. Subacute care is defined as a level of care for patients with medically stable but frequently complex conditions requiring extensive nursing services, rehabilitation services and physician oversight in an inpatient setting. These patients do not require the intensity or scope of services found in an acute care hospital. Subacute care providers bridge the gap between more costly acute care settings and lower cost nursing facilities, which typically lack the intensive integrated services required for these higher acuity patients. At June 30, 1995, NovaCare managed distinct subacute units in 58 nursing facilities, with 23 additional units in various stages of development or under consideration.

     Subacute care is a rapidly growing industry. Analysts estimate that the subacute industry is approximately $4 billion today, and is projected to be a $10-15 billion industry by the end of the decade. Demand for subacute services is driven by the desire of payors to contain the costs of health care and by Medicare's prospective payment system, which encourages the early discharge of patients from acute care hospitals.

  Rehabilitation Program Consulting

     The Company provides rehabilitation program consulting and management services to nursing home operators through its Cannon & Associates organization. The Company had arrangements to provide such services to 539 nursing homes at June 30, 1995.

STATISTICAL DATA

     The table below sets forth certain operating statistics for rehabilitation services during the last three years ended June 30. Because of the shortage of therapists and unmet demand, previously discussed, billable hours relating to contract therapy services fluctuate principally as a result of (i) the number of full-time-equivalent employees ("FTE's") available for service and (ii) productivity as measured by the number of billable hours per FTE per week. Employee turnover is one factor that adversely affects productivity.

                                                                  1995      1994      1993
                                                                  -----     -----     -----
    CONTRACT SERVICES
    Facilities Served...........................................  2,019     2,142     1,901
    Billable Hours (000s).......................................  8,266     7,625     5,513
    FTE's:
      Physical Therapists.......................................  2,573     2,259     1,561
      Occupational Therapists...................................  1,897     1,698     1,280
      Speech-Language Pathologists..............................  1,184     1,154       931
    Billable Hours/FTE/Week
      Physical Therapists.......................................   33.5      33.3      32.1
      Occupational Therapists...................................   25.3      26.5      26.5
      Speech-Language Pathologists..............................   23.8      25.5      25.8
    Total Employee Turnover.....................................     38%       32%       27%

    OUTPATIENT SERVICES
    Number of Patient Care Centers..............................    400       305       137
    Visits (000s)...............................................  2,363     1,450       576
    Visits/FTE/Day..............................................   13.1      12.6      12.8

    O&P SERVICES
    Number of Patient Care Centers..............................    125       121       116
    Patients Billed (000s)......................................    162       147       143

     The table below sets forth the percentage of net revenues by payor source for the years ended June 30. Contract billings are those contract therapy services billings to providers of services (e.g., nursing homes that have contracted directly with Medicare). These services are principally to patients insured by Medicare.

                                                                       1995    1994    1993
                                                                       ---     ---     ---
    Contract billings................................................   52%     54%     55%
    Private insurance, self pay......................................   26%     23%     21%
    Medicare and Medicaid............................................   18%     20%     22%
    Managed Care.....................................................    4%      3%      2%
                                                                       ---     ---     ---
                                                                       100%    100%    100%
                                                                       ===     ===     ===

COMPETITION

     The health care industry in general, and rehabilitation in particular, are highly competitive and subject to continual changes in methods of service delivery and provider selection. Rehabilitation is largely a local market business and competition varies considerably among markets. NovaCare competes in the geographic markets where it provides contract therapy services and where its outpatient rehabilitation and O&P rehabilitation patient care centers are located. The primary competitive factors in such local markets are quality of patient care services, charges for services and responsiveness to meeting the needs of patients, customer health care facilities, referral sources and payors.

     Key competitive factors in the contract therapy services business include the ability to provide therapy staff to meet the therapy needs at customer facilities and the ability to provide management and clinical support to such staff. NovaCare competes in local markets with other national and regional and local contract therapy providers. NovaCare believes that its ability to recruit therapists allows it to compete successfully with other contract therapy providers in the markets where NovaCare provides services. The demographics of potential customers are expected to change as some larger nursing home chains attempt to take their services in-house. This may increase the competition for remaining customers. Although the Company intends to expand its customer contracts in the nursing home industry, the successful development of such in-house programs by a large number of customers could adversely affect the Company's ability to maintain its contract therapy services business at present levels. See "Contract Therapy Services," previously discussed.

     In the outpatient rehabilitation business, key competitive factors include the ability to develop and maintain relationships with referral sources and to provide sufficient geographic coverage to allow the Company, alone or with other providers, to compete successfully for patients from managed care payors, workers' compensation payors and employers in manufacturing and service industries. The Company competes in local markets with other national and regional and local outpatient therapy service providers, as well as hospital-based outpatient clinics and physician-directed therapy practices. Some of these competitors may have greater patient referral, personnel and geographic resources in certain local markets than does the Company. Management believes that the Company competes successfully within its local markets based on a reputation with referral sources for quality and service, an ability to provide geographic coverage and competitive prices.

     Competition in the O&P business is marked by an ability to compete for patient referrals from physicians, rehabilitation professionals, hospitals and payor sources. Competition in the O&P industry is highly fragmented; however, there are several regional providers with multiple facilities in certain local markets. The primary competitive factors in the industry are quality of patient care services, staffing, geographic coverage, reimbursement support and, to a lesser extent, pricing. Many practitioners generate patient referrals due to long-term relationships with referring physicians. Referral source relationships often continue through a multi-generational succession of practices. Management believes the Company competes successfully within local markets because of strong referral relationships and quality of patient care services.

     National and local sponsorship and support of organizations for injured and disabled individuals enhance NovaCare's visibility and competitive position. In addition, NovaCare has developed affiliations with academic institutions and has provided funding for the development of a number of university physical therapy and occupational therapy programs.

REIMBURSEMENT/GOVERNMENT RELATIONS

     Reimbursement for medical rehabilitation services is available through Medicare, Medicaid, commercial insurance, managed care programs, veterans benefits, workers' compensation and other government programs. Medicare is a federally funded health program which provides health insurance coverage for certain disabled persons and persons age 65 or older. Medicaid is a health insurance program, jointly funded by the federal and state governments, which provides health insurance coverage for certain financially or medically needy persons regardless of age. Medicaid benefits supplement Medicare benefits for financially needy persons age 65 or older. Congress has provided, through the Medicare program, for coverage of contract therapy services, outpatient rehabilitation services and O&P devices and patient care services. Medicare reimbursement rules are different for a number of these services. Moreover, in many states Medicaid reimburses for rehabilitation services for eligible recipients. A substantial portion of NovaCare's business, in effect, is reimbursed by Medicare, and a small portion by Medicaid. As a result, regulations regarding Medicare and Medicaid eligibility, certification and reimbursement are important to NovaCare's activities and changes in these programs or regulations could adversely affect NovaCare's business.

     The 104th Congress will consider health care reform and balanced budget proposals. Consideration is expected on measures which will control health care costs. Legislative changes to slow the annual rate of growth of Medicare and Medicaid are expected. Such changes may impact reimbursement for rehabilitation.

  Contract Therapy Services

     Contract therapy services are covered and reimbursed in one of two ways. NovaCare may bill a facility, which, in turn, invoices the third-party payor, such as Medicare, or NovaCare may provide services through its own certified rehabilitation agency, which directly bills the third-party payor. In most cases, NovaCare bills the facility.

     Medicare reimburses the nursing facility for contract therapy services on a cost basis, and reimbursement levels are determined based on a reasonable-cost standard. Specific guidelines exist for evaluating the reasonable cost of physical therapy. General guidelines exist for evaluating the reasonable cost of occupational therapy and speech-language pathology services. When a nursing facility contracts with a third party, such as NovaCare, for physical therapy services, a standard rate system applies. This system is called salary-equivalency. The physical therapy salary-equivalency rates have been adjusted annually based on a 1983 standard but do not adequately reflect salary inflation since 1983. As a result, physical therapy contract services are essentially a break-even business for many contractors, including NovaCare.

     The Health Care Financing Administration ("HCFA"), the federal agency responsible for the rules governing Medicare and Medicaid, has indicated it intends to issue specific reimbursement guidelines for occupational therapy and speech-language pathology services and to recalculate and update the existing guidelines for physical therapy services. Proposed rules governing such guidelines are expected for public comment in the last quarter of calendar year 1995. Final rules are expected to be promulgated in the second quarter of calendar year 1996.

     Management believes that, when occupational therapy and speech-language pathology services guidelines are established, HCFA will recalculate and update the physical therapy salary-equivalency guidelines in consideration of the substantial increases in salary and services standards since these guidelines were last revised. Because the nature and magnitude of these changes are not certain at this time, there are no assurances with respect to the impact such changes may have on NovaCare. NovaCare is actively involved with industry trade groups working to ensure that such final rules are based on timely, accurate and relevant data. Management is taking steps which it believes will help to mitigate any adverse economic impact of these changes. There can be no assurance that future (i) legislation, either health care or budgetary, (ii) regulatory changes or (iii) interpretations of regulations, will not have a material adverse effect on the future operations of the Company.

     Until such time as salary-equivalency guidelines are formally promulgated, contract occupational therapy and speech-language pathology services are evaluated based upon the reasonableness of costs incurred by the provider under a "prudent buyer" standard. During the past two years, HCFA has issued several directives to its fiscal intermediaries instructing them on how to ensure therapy costs are reasonable. One such advisory issued in April 1995 was controversial as it included a series of data tables with incomplete instructions. Responding to concerns raised by the nursing home and rehabilitation sectors, HCFA clarified its guidance in a June 1995 directive reiterating that fiscal intermediaries must apply the "prudent buyer" principle when evaluating whether a facility's costs are substantially out-of-line. Intermediaries are instructed to consider relevant facts and circumstances concerning a facility's contracting costs. The attention being given by HCFA to these instructions has increased scrutiny of contracting practices. NovaCare is working with its customers to resolve issues raised by fiscal intermediaries in cost report audits.

     Over the past 15 years, numerous proposals for some form of prospective payment system have been suggested for nursing facilities. NovaCare is part of an ongoing industry effort that works closely with federal regulators in assessing alternatives to present reimbursement systems. Legislation has been introduced in the 104th Congress to implement a comprehensive prospective payment system for nursing homes including a separate payment for ancillary services, including therapy services. This measure and related ideas may be considered as part of Medicare reforms and/or cost containment legislation. NovaCare is actively involved in the trade groups assisting the Congress in evaluating these payment strategies.

     NovaCare also receives reimbursement by Medicare for a portion of its contract therapy services provided through certified rehabilitation agencies. See "Government Regulation," discussed later. NovaCare's certified rehabilitation agencies file annual cost reports under the Medicare program which are used to determine cost settlements for the prior year and interim payment rates for the upcoming year. Funds received under various state programs and Medicare are subject to audit with respect to proper application of the various payment formulas. These audits can result in retroactive adjustments of payments received from the program by NovaCare. If, as a result of such audits, it is determined that overpayments for services were made to NovaCare, the excess amount must be repaid by NovaCare to the government. If, on the other hand, it is determined that an underpayment was made, the government agency will make an additional payment to NovaCare.

  Outpatient Rehabilitation Services

     The principal sources of reimbursement for outpatient rehabilitation are managed care plans, commercial and workers' compensation insurance, motor vehicle insurance and individual patients. Medicare and other government health insurance programs represent approximately 11% of revenues.

     Workers' compensation is a statutorily defined employee benefit which varies on a state-by-state basis. Workers' compensation laws generally require employers to pay for employees' costs of medical treatment, lost wages, legal fees and other costs associated with work-related injuries and disabilities and, in certain jurisdictions, mandatory vocational rehabilitation. Companies provide such coverage to their employees through either the purchase of insurance from private insurance companies, participation in state-administered funds or through self-insurance. Workers' compensation represented approximately 32% of fiscal 1995 outpatient rehabilitation revenues.

     Managed care plans represented approximately 12% of fiscal 1995 outpatient rehabilitation revenues. NovaCare receives revenues under managed care plans either on a discounted fee-for-service basis or, in a growing number of cases, on the basis of capitated fees per covered member per month.

     NovaCare receives reimbursement by Medicare for outpatient rehabilitation services primarily through NovaCare's certified rehabilitation agencies. See "Government Regulation," discussed later.

  Orthotics and Prosthetics Services

     O&P rehabilitation patient care services are reimbursed primarily by commercial insurance, managed care plans, individual patients, workers' compensation, Medicare and other government programs. In fiscal 1995, Medicare and other government programs, including Medicaid, represented approximately 41% of NovaCare's revenues for O&P patient care services. Medicare reimbursement is based on fee schedules established by HCFA. See "Government Regulation," discussed later.

GOVERNMENT REGULATION

     The health care industry, including rehabilitation services, is subject to extensive federal, state and local regulation. The various layers of regulation affect NovaCare's business by requiring licensure or certification of its employees and facilities and controlling reimbursements for services provided. Government and other third-party payors' health care policies and programs have been subject to changes in payment and methodologies for a number of years. Efforts to reform the nation's health care system could induce additional changes. See "Reimbursement/Government Relations," previously discussed.

     NovaCare operates certified rehabilitation agencies to facilitate billing for outpatient services and a portion of its contract therapy services. In order to receive Medicare reimbursement directly, outpatient centers must be certified by Medicare as rehabilitation agencies or comprehensive outpatient rehabilitation facilities, or the therapists must be certified as independently practicing therapists. The certification criteria relate to the type of facility and its equipment, record keeping, staffing and service as well as compliance with all state and local laws. In addition, certain states require facilities to obtain state licensure as a health facility as a requirement for reimbursement. As of June 30, 1995, NovaCare operated 20 and 55 certified rehabilitation agencies for contract therapy services and outpatient rehabilitation services, respectively. Management believes its operations are structured to comply with all applicable rules and regulations.

     In order to participate in the Medicare program, NovaCare's O&P patient care centers are required to secure and maintain a supplier number. This process requires certain disclosures and procedural requirements, which change periodically. All of NovaCare's O&P patient care centers presently maintain such a supplier number.

     In most states, the employment of therapists by business corporations is a permissible practice. However, several states, including states in which NovaCare operates outpatient centers, have enacted legislation or regulations or have interpreted existing physical or occupational therapy licensing laws to restrict business corporations, such as NovaCare, from practicing physical or occupational therapy through the direct employment of therapists. Management believes its operations are structured to comply with applicable laws and regulations.

     Various state and federal laws and regulations govern relationships between providers of health care services and physicians, including employment or service contracts and investment relationships. These laws and regulations include the fraud and abuse provisions of the Medicare and Medicaid statutes, which prohibit the payment, receipt or offering of any direct or indirect remuneration for the referral of or to induce a referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment and the self-referral provisions of federal and state law which generally prohibit referrals by a physician to persons with whom the physician has certain types of financial relationships. Violations of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicare and Medicaid programs. Management believes it is in compliance with these laws and regulations and has established a broad-based compliance program to ensure conformity to these rules as well as to other laws and regulations.

INSURANCE

     The Company maintains professional liability insurance in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business. The Company also maintains property and general liability insurance for the customary risks inherent in the operation of businesses in general. While NovaCare believes its insurance policies to be adequate in amount and coverage for its current operations, there can be no assurance that any future claims will not exceed the limits of those policies or that such insurance will continue to be available.

EMPLOYEES

     As of June 30, 1995, NovaCare had approximately 11,000 employees. NovaCare's employees are not represented by any labor union. Management believes that its relationships with its employees are favorable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of NovaCare are as follows:

            NAME                                        POSITION                           AGE
----------------------------   ----------------------------------------------------------  ---
John H. Foster..............   Chairman of the Board, Chief Executive Officer and          53
                                 Director
Timothy E. Foster...........   President, Chief Operating Officer and Director             43
C. Arnold Renschler, M.D....   Senior Vice President and Chief Clinical Officer and        53
                                 Director
Daryl A. Dixon..............   President and General Manager, Contract Services Division   35
Ronald G. Hiscock...........   President and General Manager, Orthotic and Prosthetic      44
                                 Division
James C. New................   President and General Manager, Outpatient Rehabilitation    50
                                 Division
Peter D. Bewley.............   Senior Vice President, General Counsel and Secretary        49
Bruce J. Colburn............   Senior Vice President, Chief Financial Officer and          40
                                 Treasurer
Laurence F. Lane............   Senior Vice President, Regulatory Affairs                   50
Arthur T. Locilento, Jr.....   Senior Vice President, Human Resources                      52
Scott Marber................   Senior Vice President, Corporate Sales and Marketing        39
Susan J. Campbell...........   Vice President, Communications and Investor Relations       44
James T. Walmsley...........   Vice President, Reimbursement                               45

     No family relationships exist among any of the directors or executive officers of NovaCare. Executive officers serve at the discretion of the NovaCare Board of Directors.

     JOHN H. FOSTER has been Chairman of the Board and Chief Executive Officer of NovaCare since December 1984. Mr. Foster is also Chairman of the Board and Chief Executive Officer of Apogee, Inc., a national mental health services company; a Director of The Pet Practice, Inc., a veterinary services company; and a Director of Corning Incorporated, an international corporation with business interests in specialty materials, communications, laboratory services and consumer products. Mr. Foster is founder and Chairman of the Board of Foster Management Company, an investment advisor, and general partner of various venture capital investment funds. He was also the founder, Chairman of the Board and Chief Executive Officer of RehabClinics, Inc., which was acquired by NovaCare in February 1994, and founder, Chairman of the Board and Chief Executive Officer of Orthopedic Services, Inc., which was acquired by NovaCare in March 1992.

     TIMOTHY E. FOSTER has been President and Chief Operating Officer since October 1994. He served as Senior Vice President, Finance and Administration and Chief Financial and Accounting Officer of NovaCare from November 1988 to October 1994, Treasurer of NovaCare from March 1992 to October 1994, and has been a Director of NovaCare since December 1984. Mr. Foster currently serves as a Director of Apogee, Inc., a national mental health services company, a position he has had since February 1995.

     C. ARNOLD RENSCHLER, M.D. has been Senior Vice President and Chief Clinical Officer of NovaCare since May 1994 and has been a Director of NovaCare since 1990. He currently acts as President and General Manager of the Company's Value-added Services Division. Dr. Renschler served as President and General Manager, Medical Rehabilitation Hospital Division of NovaCare from January 1994 to May 1995. Between July 1992 and January 1994, he served as President and General Manager of NovaCare's Contract Services Division. Dr. Renschler was President and Chief Operating Officer of NovaCare from January 1990 until September 1992.

     DARYL A. DIXON has been President and General Manager of NovaCare's Contract Services Division since January 1994. He joined NovaCare in February 1992 as Regional Vice President in the Contract Services Division and was Vice President, Operations of the Contract Services Division from November 1992 until January 1994. From 1982 to 1992, he held various positions at Manor HealthCare, Inc., a nursing home management company.

     RONALD G. HISCOCK has been President and General Manager of NovaCare's Orthotics and Prosthetics Division since April 1995. He joined NovaCare in June 1992 as the East Region President for the Orthotics and Prosthetics Division and was the Division's Vice President of Operations from July 1994 through March 1995. Prior to joining NovaCare, he spent 23 years in senior management positions with Sears Roebuck & Company and Montgomery Ward.

     JAMES C. NEW has been President and General Manager of NovaCare's Outpatient Rehabilitation Division since February 1994. From May 1991 to February 1994, he was President and Chief Operating Officer of RehabClinics, Inc., which was acquired by NovaCare in February 1994. From 1988 to 1991, he was President and Chief Operating Officer of Greater Atlantic Health Services, Inc., a health maintenance organization.

     PETER D. BEWLEY has been Senior Vice President, General Counsel and Secretary of NovaCare since May 1994. Most recently, Mr. Bewley was at Johnson & Johnson, where he was Associate General Counsel since 1977.

     BRUCE J. COLBURN has been Senior Vice President, Chief Financial Officer and Treasurer since May 1995. Most recently, Mr. Colburn was Senior Vice President and Chief Financial Officer of Primary Health Systems, L.P., an acute care hospital management company, and remains a limited partner. In 1994, Mr. Colburn was Senior Vice President, Finance of OrNda Healthcorp, an acute care hospital management company, and prior to that held various financial officer positions with American Healthcare Management, Inc. (acquired by OrNda Healthcorp in 1994). From 1985 to 1990, Mr. Colburn served as an executive with Ernst & Young's National Accounting and Auditing Group.

     LAURENCE F. LANE has been Senior Vice President, Regulatory Affairs of NovaCare since October 1994. From November 1986 to October 1994 he was Vice President, Regulatory Affairs.

     ARTHUR T. LOCILENTO, JR. has been Senior Vice President, Human Resources of NovaCare since October 1994. From March 1988 to October 1994, he was Vice President, Human Resources.

     SCOTT MARBER has been Senior Vice President, Corporate Sales and Marketing since August 1995. From 1990 to 1995, Mr. Marber was at Olsten Kimberly QualityCare, a provider of home health care services, where he was Vice President of Sales and National Accounts. From 1986 to 1990, he was Vice President, Sales and Marketing for Private Healthcare Systems, a managed care partnership between certain providers of health care services and insurance companies.

     SUSAN J. CAMPBELL has been Vice President, Communications and Investor Relations of NovaCare since April 1995. She joined NovaCare in March 1993 as Director of Investor Relations and was Vice President, Investor Relations from April 1994 to April 1995. Ms. Campbell was Vice President, Investor Relations, First Fidelity Bancorporation from 1982 to 1993.

     JAMES T. WALMSLEY has been Vice President, Reimbursement of NovaCare since January 1994 and Director of Reimbursement since April 1992. Prior to joining NovaCare, he was Vice President, Reimbursement and Regulatory Affairs for National Medical Enterprise's Specialty Hospital Division. From 1982 to 1990, he worked in the Management Consulting Services Group of Price Waterhouse.

ITEM 2. PROPERTIES

     NovaCare's principal executive offices are located at 1016 West Ninth Avenue, King of Prussia, Pennsylvania, where NovaCare leases approximately 78,072 square feet of office space. The lease for this office space expires in July 2005. NovaCare leases other office and center space at approximately 550 locations in various cities within the United States. Such space aggregates approximately 1,200,000 square feet under lease arrangements which typically are three years or less in duration.

     NovaCare leases expire at various times through 2020. NovaCare anticipates that it will be able to renew its leases upon their expiration or lease other facilities on comparable terms if leases are not renewed. NovaCare believes that it has adequate capacity for its present needs and planned expansion in the near future.

     NovaCare also has sublease agreements for approximately 13,000 square feet of office space, expiring June to September 2000, with companies in which NovaCare's Chairman of the Board and Chief Executive Officer is a Director and/or an Executive Officer.

ITEM 3. LEGAL PROCEEDINGS

     NovaCare is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management and legal counsel, all such matters are adequately covered by insurance, or, if not covered, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the financial position or results of operations of NovaCare.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     NovaCare's common stock is traded on the New York Stock Exchange (NYSE) under the symbol NOV. On August 31, 1995, there were 2,471 holders of record of common stock.

     The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE Composite Tape for the relevant periods.

                                                                        COMMON STOCK
                                                                           PRICES
                                                                     ------------------
                                                                      HIGH        LOW
                                                                     -------    -------
        YEAR ENDED JUNE 30, 1995
          First Quarter............................................   $16.88     $10.63
          Second Quarter...........................................    11.25       7.13
          Third Quarter............................................     9.88       7.38
          Fourth Quarter...........................................     9.50       7.38
        YEAR ENDED JUNE 30, 1994
          First Quarter............................................   $14.88     $11.50
          Second Quarter...........................................    15.63      11.75
          Third Quarter............................................    18.88      14.00
          Fourth Quarter...........................................    19.13      15.75

     With the exception of 2-for-1 stock splits of common stock effected in the form of stock dividends in June 1987 and July 1991, no other dividends have been paid or declared on common stock since NovaCare's initial public offering on November 5, 1986. NovaCare does not expect to declare any cash dividends on common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with NovaCare's consolidated financial statements and the accompanying notes presented elsewhere herein.

                        NOVACARE, INC. AND SUBSIDIARIES

                          FIVE YEAR FINANCIAL SUMMARY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEARS ENDED JUNE 30,
                                              ----------------------------------------------------
                                                1995       1994       1993       1992       1991
                                              --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Net revenues................................  $905,359   $789,745   $582,342   $392,278   $252,532
Adjusted EBITDA(1)..........................  $116,703   $136,476   $ 96,737   $ 68,537   $ 41,805
Income from operations......................  $143,881   $108,208   $ 78,819   $ 54,527   $ 32,562
Net interest (expense) income...............  $(17,893)  $(11,773)  $ (2,841)  $  1,355   $   (910)
Income before income taxes..................  $125,584   $ 95,892   $ 75,542   $ 55,461   $ 31,338
Income taxes................................  $ 63,660   $ 37,678   $ 27,906   $ 18,868   $ 11,199
Net income..................................  $ 61,924   $ 58,214   $ 47,636   $ 36,593   $ 20,139
Net income applicable to common stock(2)....  $ 61,924   $ 58,214   $ 47,585   $ 36,483   $ 19,942
Net income per common share.................  $    .95   $    .90   $    .79   $    .64   $    .39

                                                                 AS OF JUNE 30,
                                              ----------------------------------------------------
                                                1995       1994       1993       1992       1991
                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working capital.............................  $255,126   $194,324   $265,908   $ 97,608   $ 95,983
Total assets................................  $852,557   $850,541   $611,567   $312,566   $232,123
Total indebtedness..........................  $225,015   $344,602   $206,415   $ 37,528   $ 27,968
Total liabilities...........................  $364,922   $434,837   $282,587   $ 88,587   $ 58,615
Stockholders' equity........................  $487,635   $415,704   $328,980   $223,979   $173,508

---------------
(1) Adjusted EBITDA represents earnings before interest, income taxes, depreciation, amortization of excess cost of net assets acquired, merger and other nonrecurring items and minority interest.

(2) Gives effect to dividends, whether or not declared, on 10% mandatorily redeemable preferred stock issued by a consolidated subsidiary in fiscal 1991 which was redeemed in fiscal 1993 and on 10% cumulative preferred stock issued by a consolidated subsidiary in fiscal 1990 which was redeemed in fiscal 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        NOVACARE, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     During fiscal 1995, the Company's net income, excluding the after-tax effect of nonrecurring items, declined to $40.1 million compared with $63.1 million in fiscal 1994. Nonrecurring items in fiscal 1995 consisted of an $88.2 million pretax gain on the sale of the of the stock of a subsidiary, a $29.9 million pretax restructuring charge and a $1.0 million pretax charge relating to the settlement of certain shareholder litigation.

  Hospitals Division Sale

     Effective April 1, 1995, the Company sold the stock of a subsidiary, which owned all eleven of the Company's medical rehabilitation hospitals, in a transaction valued at $242.9 million. In fiscal 1995 this subsidiary contributed $110.6 million to consolidated net revenues and $19.4 million to consolidated earnings before interest, taxes, depreciation, amortization, nonrecurring items, and minority interest. The transaction resulted in a pretax gain on sale of $88.2 million. In connection with the sale the Company reduced its long-term debt by $151.7 million and invested the remaining net proceeds in short-term investments for general corporate purposes.

  Restructuring Charge

     As discussed in Note 2 to the accompanying consolidated financial statements, the Company recorded a pretax restructuring charge of $29.9 million related to a plan, adopted and approved in the fourth quarter of fiscal 1995, to consolidate specific administrative functions, including certain finance operations, and to consolidate, and to a lesser extent, close certain underperforming locations. The plan was developed in a effort to reduce the costs of providing services in certain locations and reduce overall administrative costs. Of the total restructuring charge, $14.5 million relates to amounts to be paid in cash, of which $2.7 million was paid in the fourth quarter of fiscal 1995. The noncash portion of the charge relates to the write-off of certain assets, principally goodwill related to facilities closed or to be closed. The Company estimates that the plan, when fully implemented will reduce or eliminate approximately $12 million to $15 million of annual expenses.

  Shareholder Litigation

     Following the Company's announcement in September 1994 that first quarter fiscal 1995 earnings would not meet analyst's expectations, the price of the Company's stock dropped sharply and a suit was filed against the Company and its Chairman alleging that the Company's first quarter fiscal 1995 operating problems were not disclosed early enough. The Company and the Chairman denied the allegations and mounted a vigorous defense. Settlement of the suit in March 1995 resulted in a $1 million pretax charge representing both settlement and legal costs.

RESULTS OF OPERATIONS

  General Trends

     During the periods discussed below, the Company's results of operations have been affected by certain industry trends, sale of the Company's medical rehabilitation hospital business and changes in the Company's debt structure.

                        NOVACARE, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

  Industry Trends

     During the past year, the Company and other rehabilitation providers faced, and will continue to face, a number of risks creating an environment of uncertainty as to the future growth and profitability of the industry. These risks include (i) the potential impact of any Congressional proposals addressing health care reform and a "balanced budget," (ii) pending regulatory pressure to reduce certain reimbursement rates, discussed later, (iii) increasing competition among providers of rehabilitation services for existing business and
(iv) increased penetration in the outpatient setting by managed care payors, with attendant lower rates of reimbursement. Additionally, national multi-facility nursing home companies are showing an increasing tendency to provide therapy services in-house rather than to contract for such services.

     The 104th Congress will consider health care reform and balanced budget proposals. Consideration is expected on measures which will control health care costs. Legislative changes to slow the annual rate of growth of Medicare and Medicaid are expected. Such changes may impact reimbursement for rehabilitation. There can be no assurance that future (i) legislation, either health care or budgetary, (ii) regulatory changes or (iii) interpretations of regulations, will not have a material adverse effect on the future operations of the Company.

     HCFA is in the process of reviewing existing reimbursement requirements for contract therapy services and is expected to propose salary-equivalency guidelines for speech-language pathology and occupational therapy services in the last quarter of calendar year 1995. Management believes that, if speech-language pathology and occupational therapy services guidelines are established, HCFA will recalculate and update the physical therapy salary-equivalency guidelines in consideration of the substantial increases in salary and services standards since these guidelines were last revised. Final rules are expected to be promulgated in the second quarter of calendar year 1996. NovaCare is actively involved with industry trade groups working to ensure that such final rules are based on timely, accurate and relevant data. Because the nature and magnitude of these changes are not certain at this time, there are no assurances with respect to the impact such changes may have on NovaCare. Management is taking steps which it believes will help to mitigate any adverse economic impact of these changes.

     Until such time as salary-equivalency guidelines are formally promulgated, contract occupational therapy and speech-language pathology services are evaluated based upon the reasonableness of costs incurred by the provider under a "prudent buyer" standard. During the past two years, HCFA has issued several directives to its fiscal intermediaries instructing them on how to ensure therapy costs are reasonable. One advisory issued in April 1995 was controversial as it included a series of data tables with incomplete instructions. Responding to concerns raised by the nursing home and rehabilitation sectors, HCFA clarified its guidance in a June 1995 directive reiterating that fiscal intermediaries must apply the "prudent buyer" principle when evaluating whether a facility's costs are substantially out-of-line. Intermediaries are instructed to consider relevant facts and circumstances concerning a facility's contracting costs. The attention being given by HCFA to these instructions has increased scrutiny of contracting practices. NovaCare is working with its customers to resolve issues raised by fiscal intermediaries in cost report audits.

                        NOVACARE, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

  Year Ended June 30, 1995 Compared with the Year Ended June 30, 1994.

     Net revenues for the year ended June 30, 1995 increased over the prior year by $115.6 million or 14.6% to $905.4 million and earnings before interest, taxes, depreciation, amortization, nonrecurring items and minority interest ("Adjusted EBITDA") decreased by $19.8 million or 14.5% to $116.7 million. Because of the net nonrecurring pretax gain of $57.4 million, the Company reported net income for the year ended June 30, 1995, of $61.9 million compared with net income of $58.2 million for the year ended June 30, 1994. Fiscal 1994 included pretax nonrecurring charges $5.8 million related to a merger transaction. Excluding the after-tax effect of nonrecurring items, the Company's net income declined to $40.1 million for fiscal 1995 compared with $63.1 million for fiscal 1994.

     The principal reasons for the net revenues increase during this period were
(i) an increase in contract therapy services billable hours of 641,000 hours or 8.4%, combined with an aggregate increase in net revenue per billable hour of approximately 3%, (ii) an increase in outpatient rehabilitation visits of 913,000 visits or 63.0% resulting primarily from 25 acquisitions in fiscal 1995 and the full effect of 42 acquisitions during fiscal 1994 and (iii) an increase in O&P patients billed of 15,000 or 10.2% combined with an aggregate increase in net revenue per patient of 12.4%. These increases were offset by a decrease in the net revenues applicable to the medical rehabilitation hospital division of $26.4 million due to its sale effective April 1, 1995, compared with a full year of operations recorded in fiscal 1994.

     The decrease in Adjusted EBITDA for the year ended June 30, 1995, as contrasted with the increase in net revenues, principally resulted from an increase in the costs of contract therapy services as a percentage of net revenues. The increase resulted primarily from (i) salary rate increases for therapists well in excess of aggregate net revenues per billable hour rate increases, (ii) an overall decrease in therapist productivity primarily due to increased employee turnover and contract turnover and (iii) a decrease in the percentage of billable hours in the higher-margin occupational therapy and speech-language pathology services. To a lesser extent, the decrease in Adjusted EBITDA resulted from the decrease in the Adjusted EBITDA applicable to the medical rehabilitation hospital division of $6.0 million due to its sale effective April 1, 1995, compared with a full year of operations recorded in fiscal 1994 and from an increase in corporate expenses.

     Depreciation and amortization for the year ended June 30, 1995 increased by $7.7 million as compared with the prior year, primarily due to the placing in service of certain internally-developed software during the year and the full-year effect of acquisitions made during fiscal 1994.

     Interest expense, net of investment income, increased $6.1 million compared with the year-earlier period principally as a result of increased borrowings under the Credit Facility to fund acquisitions partially offset by an increase in short-term investments in the fourth quarter of fiscal 1995 in connection with the sale of the Company's medical rehabilitation hospital division, previously discussed.

     Income tax expense as a percentage of pretax income increased to 50.7% for the year ended June 30, 1995 from 39.3% for the previous year. The increase in the rate principally resulted from a higher rate of state income taxes related to net nonrecurring items and the nondeductible write-off of goodwill in connection with the restructuring charge recorded in fiscal 1995.

  Year Ended June 30, 1994 Compared with the Year Ended June 30, 1993.

     Net revenues for the year ended June 30, 1994 increased over the prior year by $207.4 million or 35.6% to $789.7 million and Adjusted EBITDA increased by $39.7 million or 41.1% to $136.5 million. The Company reported net income for the year ended June 30, 1994 of $58.2 million compared with

                        NOVACARE, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

net income of $47.6 million for the year ended June 30, 1993. Fiscal 1994 and 1993 included pretax nonrecurring charges $5.8 million and $5.7 million, respectively, relating to merger transactions and other nonrecurring items.

     The principal reasons for the net revenues increase during this period are
(i) an increase in contract therapy services billable hours of 2.1 million hours or 38.3%, offset by an aggregate decrease in net revenue per billable hour of approximately 6%, (ii) an increase in outpatient rehabilitation visits of 874,000 visits or 151.7% resulting primarily from 42 acquisitions during fiscal 1994 and the full effect of 27 acquisitions in the prior fiscal year and (iii) an increase in net revenues attributable to the medical rehabilitation hospital division of $34.1 million due principally to the acquisition of Rehabilitation Hospital Corporation of America ("RHCA") in October 1993.

     The substantial increase in Adjusted EBITDA for the year ended June 30, 1994 principally resulted from increases in net revenues. Additional factors affecting the increase included (i) substantially higher margins relating to outpatient centers acquired, (ii) substantially higher margins relating to the RHCA acquisition, and (iii) leveraging of corporate overhead resulting in only a 2% increase in corporate expenses despite the 35.6% increase in overall net revenues.

     Depreciation and amortization for the year ended June 30, 1994 increased by $10.3 million as compared with the prior year, primarily due to acquisitions.

     Interest expense, net of investment income, increased $8.9 million compared with the year-earlier period principally as a result of financed acquisitions.

     Income tax expense as a percentage of pretax income increased to 39.3% for the year ended June 30, 1994 from 36.9% for the previous year. The increase in the rate principally resulted from the increased amortization of nondeductible goodwill in connection with acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1995, the Company working capital increased $60.8 million to $255.1 million compared with $194.3 million at June 30, 1994. Exclusive of working capital relating to the medical rehabilitation hospital division, working capital increased during this period by $86.5 million. The increase in working capital principally resulted from (i) approximately $85 million of cash, in excess of amounts used to repay indebtedness, generated from the sale of the hospital division, (ii) the liquidation in the fourth quarter of fiscal 1995 of the $22.4 million portfolio long-term municipal securities at a nominal loss and
(iii) an increase in other current assets of $16.9 million principally relating to amounts receivable in connection with the hospital division sale offset by an increase in accounts payable and accrued expenses principally relating to the recording of the restructuring charge liability and current income taxes payable.

     Prior to the sale of the hospital division, the Company's cash portion of working capital was managed primarily through a revolving credit arrangement, whereby excess cash generated through operations or otherwise was used to reduce amounts outstanding under the existing $175.0 million Revolving Credit Facility Credit Agreement (the "Credit Facility"). When cash requirements arose, the Credit Facility was drawn upon for such needs. The Credit Facility was classified as long-term debt on the Company's balance sheet. In connection with the sale, the Company paid all outstanding amounts drawn on the Credit Facility. Prospectively, excess cash has been invested in short-term securities and management intends to continue to invest excess cash in short-term securities.

     The Company used $29.5 million of cash for capital expenditures, including capitalized software costs, in fiscal 1995 compared with $28.0 million in fiscal 1994 and anticipates spending up to

                        NOVACARE, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

$34.1 million in fiscal 1996. Capital expenditures generally relate to costs incurred in connection with internally-developed software and normal leasehold renovations and equipment replacement. In fiscal 1995, the Company also paid $60.9 million for acquisitions, principally relating to 25 acquired outpatient rehabilitation centers, and $10.8 million on earnout arrangements relating to previous acquisitions. The Company currently does not plan to pursue acquisitions of businesses to the extent of amounts paid for such purposes in fiscal 1995; however, such plans are subject to change. In addition, cash payments relating to earnout arrangements are expected to amount to $12.2 million in fiscal 1996, subject to the fulfillment of various requirements in the existing earnout arrangements. In fiscal 1995, cash payments for capital expenditures, businesses acquired and earnouts were principally financed through use of the Credit Facility.

     In connection with the sale of the hospital division, the Company is in the process of amending the Credit Facility, upon which no amounts are currently drawn, to reflect the sale and other matters. At June 30, 1995, commitment availability had been reduced by $6.3 million for issued letters of credit.

     The Company believes that the cash flows generated by the Company's operations, together with its existing cash and availability of credit under the Credit Facility, will be sufficient to meet the Company's short and long-term cash needs.

  Inflation

     A significant portion of the Company's operating expenses are subject to inflationary increases, particularly therapist salary increases, which historically have exceeded other medical industry salary rate increases due to the existing supply shortage of therapists. The Company has historically been unable to substantially offset inflationary increases through charge increases, but has somewhat mitigated the effect by expanding services and increasing operating efficiencies. In the existing regulatory environment and to the extent that inflation occurs in the future, the Company will unlikely be able to pass on the increased costs associated with providing health care services to customers insured by government or managed care payors.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of " ("SFAS121"), which the Company is required to adopt no later than the first quarter of fiscal year 1997. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangible assets to be disposed of. Management does not believe the adoption of SFAS 121 will have a material effect on the Company's financial position or results of operations.

FORWARD OUTLOOK

     Future trends for net revenues and profitability continue to be difficult to predict. The Company faces a number of risks. See "Results of Operations -- Industry Trends," previously discussed.

     Nursing facility operators have from time to time attempted to provide therapy services on an in-house basis, with varying degrees of success. A recent multi-year study of the costs of in-house programs compared with the costs of contract therapy indicated higher average therapy costs per patient care hour in nursing facilities with in-house programs. The study surveyed over 15,000 nursing facilities and examined several years of Medicare cost reports for nursing facilities with in-house therapy programs. Nevertheless, a number of national multi-facility nursing home companies have

                        NOVACARE, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

begun, or have announced that they plan to begin, to discontinue contracting for therapists and to staff and manage the function directly, effectively taking therapy programs "in-house." A recent management-sponsored survey indicated that 7% (based on number of beds) of such companies plan to transition to providing services on an in-house basis within the next two years. These recent decisions appear to be related, at least in part, to a desire to gain greater clinical control over therapy programs rather than due to cost-containment initiatives. This trend has been exacerbated by the recent consolidation activity in the nursing home industry.

     In the third quarter of fiscal 1995, the Company announced it had reached an agreement with its largest customer, Beverly, to transition Beverly to an in-house provider of therapy services over the next two years. Beverly facilities covered under the agreement represented approximately $77 million of the Company's annual net revenues in fiscal 1995. Management currently anticipates a reduction of approximately half of such net revenues will occur in the last six months of fiscal 1996 as a result of the in-house transition. However, management is currently unable to reliably predict whether circumstances may change, either positively or negatively, to alter this assessment.

     Outpatient rehabilitation services net revenues applicable to managed care payors represented 12.0% of total outpatient net revenues. The Company expects this percentage to increase in fiscal 1995, adversely affecting net revenues per visit. The Company's strategy is to continue to develop relationships with managed care networks in order to increase volume and gain market share.

     Over the past year, NovaCare's stock price has been subject to significant volatility. If net revenues or earnings fail to meet expectations of the investment community, there could be an immediate and significant adverse impact on the trading price for the Company's stock. Because of stock market forces beyond NovaCare's control and the nature of NovaCare's business, such changes can be sudden.

     The Company believes it has positioned itself for long-term success. However, due to the existing material uncertainties surrounding government regulation, net revenues and profitability trends cannot be precisely determined at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        NOVACARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            AS OF JUNE 30,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
ASSETS
Current assets:
  Cash and cash equivalents............................................  $158,636     $ 38,024
  Marketable securities................................................        --       35,104
  Accounts receivable, net of allowance in 1995 and 1994 of $19,718 and
     $32,731, respectively.............................................   192,652      215,727
  Inventories..........................................................    11,213        7,996
  Deferred income taxes................................................    16,748       13,946
  Other current assets.................................................    34,571       24,208
                                                                         --------     --------
          Total current assets.........................................   413,820      335,005
Marketable securities, net.............................................        --       53,318
Property and equipment, net............................................    63,659       93,739
Excess cost of net assets acquired, net................................   352,115      342,938
Deferred income taxes..................................................     1,470          517
Other assets, net......................................................    21,493       25,024
                                                                         --------     --------
                                                                         $852,557     $850,541
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of financing arrangements............................  $ 32,684     $ 61,518
  Accounts payable and accrued expenses................................    93,088       72,997
  Income taxes payable.................................................    32,922        6,166
                                                                         --------     --------
          Total current liabilities....................................   158,694      140,681
Financing arrangements, net of current portion.........................   192,331      283,084
Deferred income taxes..................................................     8,147        3,211
Other..................................................................     5,750        7,861
                                                                         --------     --------
          Total liabilities............................................   364,922      434,837
                                                                         --------     --------
Stockholders' equity:
  Common stock, $.01 par value; authorized 200,000 shares, issued
     65,476 in 1995 and issued 64,228 shares in 1994...................       656          643
  Additional paid-in capital...........................................   250,857      240,619
  Retained earnings....................................................   238,149      176,225
                                                                         --------     --------
                                                                          489,662      417,487
  Less:  Common stock in treasury (at cost), 187 shares in 1995 and 17
            shares in 1994.............................................    (1,614)        (305)
          Deferred compensation........................................      (413)        (662)
          Valuation allowance on securities available for sale.........        --         (816)
                                                                         --------     --------
          Total stockholders' equity...................................   487,635      415,704
                                                                         --------     --------
                                                                         $852,557     $850,541
                                                                         ========     ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FOR THE YEARS ENDED JUNE 30,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
Net revenues...............................................  $905,359     $789,745     $582,342
Operating costs:
  Salaries, wages and benefits.............................   576,764      462,378      328,416
  Rental expense...........................................    36,365       27,613       21,250
  Supply costs.............................................    21,797       18,285       18,459
  Other....................................................   137,812      130,540      107,716
  Provision for uncollectible accounts.....................    15,918       14,453        9,764
  Depreciation.............................................    19,253       15,289        8,602
  Amortization of excess cost of net assets acquired.......    10,937        7,225        3,589
  Merger and other nonrecurring items......................   (57,368)       5,754        5,727
                                                             --------     --------     --------
     Income from operations................................   143,881      108,208       78,819
Investment income..........................................     5,405        5,304        4,880
Interest expense...........................................   (23,298)     (17,077)      (7,721)
Minority interest..........................................      (404)        (543)        (436)
                                                             --------     --------     --------
     Income before income taxes............................   125,584       95,892       75,542
Income taxes...............................................    63,660       37,678       27,906
                                                             --------     --------     --------
     Net income............................................  $ 61,924     $ 58,214     $ 47,636
                                                             ========     ========     ========
     Net income applicable to common stock.................  $ 61,924     $ 58,214     $ 47,585
                                                             ========     ========     ========
     Net income per common share...........................  $    .95     $    .90     $    .79
                                                             ========     ========     ========
     Weighted average number of common shares
       outstanding.........................................    65,163       64,663       60,167
                                                             ========     ========     ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                          COMMON
                                        SHARES            STOCK                  ADDITIONAL              DEFERRED
                                   -----------------    ($.01 PAR     TREASURY    PAID-IN     RETAINED    COMP-     VALUATION
                                   ISSUED   TREASURY      VALUE)       STOCK      CAPITAL     EARNINGS   ENSATION   ALLOWANCE
                                   ------   --------   ------------   --------   ----------   --------   --------   ----------
Balance at June 30, 1992.........  54,389     (160)        $543       $  (189)    $154,235    $ 68,688   $  (508)     $   --
Issued in connection with
  employee benefit plans.........     630      100            6           118        8,105          --        (3)         --
Issued in connection with
  acquisitions...................     799       --            8            --        9,281          --        --          --
Sale of common stock in initial
  public offering, net of
  issuance costs (RehabClinics,
  Inc.)..........................   5,600       --           56            --       39,056          --        --          --
Sale of common stock.............     738       --            8            --        2,633          --      (924)         --
Amortization of deferred
  compensation...................      --       --           --            --           --          --       282          --
Accrued dividend on mandatorily
  redeemable preferred stock.....      --       --           --            --           --         (51)       --          --
Net income.......................      --       --           --            --           --      47,636        --          --
                                   ------   --------      -----       --------   ----------   --------   --------   ----------
Balance at June 30, 1993.........  62,156      (60)         621           (71)     213,310     116,273    (1,153)         --
Adjustment for pooling of
  interests......................     554       --            6            (1)       7,247       1,738       155          --
Issued in connection with
  employee benefit plans.........     367       60            4            72        4,552          --        --          --
Issued in connection with
  acquisitions...................   1,151       --           12            --       15,510          --        --          --
Valuation allowance resulting
  from the application of SFAS
  No. 115........................      --       --           --            --           --          --        --        (816)
Repurchase of common stock.......      --      (17)          --          (305)          --          --        --          --
Amortization of deferred
  compensation...................      --       --           --            --           --          --       336          --
Net income.......................      --       --           --            --           --      58,214        --          --
                                   ------   --------      -----       --------   ----------   --------   --------   ----------
BALANCE AT JUNE 30, 1994.........  64,228      (17)         643          (305)     240,619     176,225      (662)       (816)
ISSUED IN CONNECTION WITH
  EMPLOYEE BENEFIT PLANS.........     302       52            4           453        3,497          --        --          --
ISSUED IN CONNECTION WITH
  ACQUISITIONS...................     946       29            9           250        6,741          --        --          --
VALUATION ALLOWANCE RESULTING
  FROM THE APPLICATION OF SFAS
  NO. 115........................      --       --           --            --           --          --        --         816
REPURCHASE OF COMMON STOCK.......      --     (251)          --        (2,012)          --          --        --          --
AMORTIZATION OF DEFERRED
  COMPENSATION...................      --       --           --            --           --          --       249          --
NET INCOME.......................      --       --           --            --           --      61,924        --          --
                                   ------   --------      -----       --------   ----------   --------   --------   ----------
BALANCE AT JUNE 30, 1995.........  65,476     (187)        $656       $(1,614)    $250,857    $238,149   $  (413)     $   --
                                   ======   ========      =====       ========   ==========   =========  =========  ==========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     FOR THE YEARS ENDED JUNE 30,
                                                                                 -------------------------------------
                                                                                   1995          1994          1993
                                                                                 ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.....................................................................  $  61,924     $  58,214     $  47,636
Adjustments to reconcile net income to net cash flows from operating activities:
  Gain on sale of hospital operations..........................................    (88,243)           --            --
  Depreciation and amortization................................................     30,190        22,514        12,191
  Minority interest............................................................        404           543           436
  Provision for uncollectible accounts.........................................     15,918        14,453         9,764
  Deferred income taxes........................................................     (1,525)       (2,704)       (2,850)
  Noncash portion of nonrecurring items........................................     15,415           667         1,315
  Changes in assets and liabilities, net of effects from acquisitions:
    Accounts and notes receivable..............................................    (31,164)      (44,875)      (55,399)
    Other current assets.......................................................     (1,487)       (6,074)       (3,190)
    Accounts payable and accrued expenses......................................     10,279        (9,662)       19,586
    Income taxes payable.......................................................     28,982         2,498         1,071
    Other, net.................................................................      2,925        (1,888)       (1,188)
                                                                                 ---------     ---------     ---------
    Net cash flows provided by operating activities............................     43,618        33,686        29,372
                                                                                 ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities:
  Purchase of marketable securities(1).........................................         --      (146,496)     (502,845)
  Proceeds from sales of marketable securities(1)..............................         --       171,872       432,026
  Purchase of available for sale securities....................................        (61)           --            --
  Proceeds from sales of available for sale securities.........................     38,206            --            --
  Maturities of held-to-maturity securities....................................     50,006            --            --
                                                                                 ---------     ---------     ---------
    Net cash proceeds from (outlay for) marketable securities..................     88,151        25,376       (70,819)
                                                                                 ---------     ---------     ---------
Acquisition of businesses:
  Payments for businesses acquired, net of cash acquired.......................    (60,929)     (134,973)      (39,772)
  Additional payments for businesses acquired in prior years...................    (10,830)      (14,799)       (2,551)
                                                                                 ---------     ---------     ---------
    Net cash outlay for acquisitions of businesses.............................    (71,759)     (149,772)      (42,323)
                                                                                 ---------     ---------     ---------
Additions to property and equipment............................................    (22,238)      (17,727)      (12,257)
Capitalized software costs.....................................................     (7,291)      (10,234)       (2,471)
Proceeds from sale of hospital operations......................................    206,838            --            --
Other, net.....................................................................     (5,513)       (6,771)       (4,964)
                                                                                 ---------     ---------     ---------
    Net cash provided by (used in) investing activities........................    188,188      (159,128)     (132,834)
                                                                                 ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and credit agreements.............................     74,077       184,208       181,447
Payment of long-term debt and credit agreements................................   (187,206)     (122,409)      (36,589)
Proceeds from common stock issued and exercise of warrants.....................      1,935         3,529        45,195
Redemption of preferred stock..................................................         --            --        (1,261)
                                                                                 ---------     ---------     ---------
    Net cash flows (used in) provided by financing activities..................   (111,194)       65,328       188,792
                                                                                 ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents...........................    120,612       (60,114)       85,330
Cash and cash equivalents, beginning of year...................................     38,024       102,324        16,994
Adjustments for poolings of interests..........................................         --        (4,186)           --
                                                                                 ---------     ---------     ---------
Cash and cash equivalents, end of year.........................................  $ 158,636     $  38,024     $ 102,324
                                                                                 =========     =========     =========

---------------
(1) Security classification prior to adoption of FAS 115.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The Consolidated Financial Statements include the accounts of NovaCare, Inc., its majority-owned subsidiaries and companies effectively controlled through management agreements (collectively, "NovaCare" or the "Company"). All significant intercompany accounts and transactions have been eliminated. Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform with the 1995 presentation.

     Cash and Cash Equivalents: The Company considers its holdings of highly liquid debt and money-market instruments to be cash equivalents if the securities mature within 90 days from the date of acquisition.

     Net Revenues: Net revenues are reported at the net realizable amounts from customers, third party payors, and others for services rendered. Net revenues generated from Medicare and Medicaid reimbursement programs represented 18%, 20%, and 22% of the Company's net revenues for fiscal 1995, 1994, and 1993, respectively. Settlement amounts due to or receivable from Medicare and Medicaid programs are determined by fiscal intermediaries. The difference between the final determination and estimated amounts accrued is accounted for as an adjustment to revenues in the year of final determination. Management believes that adequate provision has been made in the consolidated financial statements for potential adjustments.

     Investments: As of June 30, 1994, NovaCare adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The effect of SFAS 115 is dependent upon classification of the investment and, in certain cases, determination as to the nature of the decline in market value below the cost basis of an investment. Investments with maturities of greater than one year are classified as noncurrent. Realized gains and losses on the sales of securities are computed using the specific identification method.

     Inventories: Inventories consist of orthotic and prosthetic merchandise held for resale, work in process and raw materials, and are carried at the lower of cost, determined on the first-in, first-out basis, or market.

     Property and Equipment: Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which principally range from three to seven years for property and equipment and 30 to 40 years for buildings. Assets under capital leases and leasehold improvements are amortized over the lesser of the lease term or the asset's estimated useful life. Property and equipment also includes external and incremental internal costs incurred to develop major business systems. Capitalized software costs are amortized on a straight-line basis over three to five years.

     Excess Cost of Net Assets Acquired: Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred taxes have been recorded to the extent of the difference between the fair value and the tax basis of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of net assets acquired, including the recognition of applicable deferred taxes, is amortized on a straight-line basis over a 40 year period. The Company performs an annual assessment of the recoverability of goodwill based on estimated future cash flows.

     Other Assets: Other assets consist principally of deferred financing fees, investments in affordable income housing partnerships and notes receivable. Deferred financing fees are amortized over the term of the related debt obligations and are included as a component of interest expense. Investments

                        NOVACARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

in affordable income housing partnerships are recorded at cost and are subject to an annual assessment as to carrying value.

     Income Taxes: The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

     Net Income Per Common Share: Net income per common share has been computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the year, giving effect to dilutive stock options and warrants. Net income applicable to common stock in fiscal 1993 gives effect to dividends, whether or not declared, on the 10% mandatorily redeemable preferred stock during the period such stock was outstanding.

     Recently Issued Accounting Standards: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of " ("SFAS 121"), which the Company is required to adopt no later than the first quarter of fiscal year 1997. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. Management does not believe the adoption of SFAS 121 will have a material effect on the Company's financial position or results of operations.

2.  MERGER AND OTHER NONRECURRING ITEMS

     The following table sets forth the Company's merger and other nonrecurring charges for each of the three years in the period ended June 30, 1995.

                                                               1995        1994       1993
                                                             --------     ------     ------
    Gain on sale of hospital operations....................  $(88,243)    $   --     $   --
    Settlement of shareholder litigation...................     1,000         --         --
    Productivity and cost reduction program:
      Employee severance costs.............................     7,042         --      1,741
      Lease terminations...................................     6,847         --      1,348
      Asset write-offs.....................................    15,415         --      1,315
      Other................................................       571         --      1,323
    Merger expenses:
      Professional fees....................................        --      2,305         --
      Name change..........................................        --      1,600         --
      Printing and filing fees.............................        --        775         --
      Other................................................        --      1,074         --
                                                             --------     ------     ------
                                                             $(57,368)    $5,754     $5,727
                                                             ========     ======     ======

     Effective April 1, 1995, the Company sold its rehabilitation hospitals to HEALTHSOUTH Corporation for $242,888 which consisted of cash of $232,394 and debt and cash assumed by HEALTHSOUTH of $19,156 and $8,662, respectively. Of the cash portion of the purchase price, $16,894 was unpaid at June 30, 1995 and is included as a component of other current assets. Substantially all of this amount was received in July 1995. Had the sale of the rehabilitation hospitals taken place on July 1, 1993 pro forma unaudited net revenues for the fiscal years ended June 30, 1995 and 1994 would have been

                        NOVACARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

$794,904 and $653,349, respectively and pro forma unaudited income from operations, adjusted for nonrecurring items, would have been $72,250 and $95,391, respectively.

     The gain is partially offset by a charge for productivity and cost reduction programs in certain operations of the Company, including costs to close certain contract services facilities, orthotic and prosthetic branches, and outpatient centers in selected markets. The program also contemplates consolidation of certain finance and other administrative functions. The asset write-offs consist of goodwill in the amount of $10,713 associated with facilities, branches or centers the Company is closing and certain fixed assets related to those facilities in the amount of $4,702, the remainder of the charges are cash in nature.

     Employee severance costs incurred in the productivity and cost reduction program of $7,042 represent the accumulation of termination benefits set forth in the Company's severance policy, of which $1,797 was paid as of June 30, 1995.

     At June 30, 1995, approximately $11,730 remained accrued for facility, branch and clinic closure and administrative consolidation costs. The Company anticipates all activities will be completed by June 30, 1996.

     As described in Note 3, during fiscal 1994 the Company acquired all of the outstanding common stock of RehabClinics, Inc. ("RCI") in a transaction accounted for as a pooling of interests. Certain nonrecurring expenses were incurred as a result of the merger. Substantially all charges were cash in nature.

     In 1993, the Company initiated a reorganization of certain of its business units to reduce its cost structure. This reorganization consisted of the consolidation of certain orthotic and prosthetic patient care and fabrication centers, the closing of certain community re-entry programs and the consolidation of certain functions at the corporate headquarters.

3.  MERGER AND ACQUISITION TRANSACTIONS

     During fiscal 1995, the Company acquired 25 businesses which provide outpatient rehabilitation services, one business which provides orthotic and prosthetic rehabilitation services and two businesses which provide contract therapy services.

     On February 4, 1994, the Company issued approximately 14,000 shares of its common stock to acquire all of the outstanding common stock of RCI. The merger has been accounted for as a pooling of interests and, accordingly, the Company's financial statements and notes thereto have been restated to combine the accounts and operations of the Company and of RCI for all periods presented.

     During fiscal year 1994, the Company purchased all the common stock of Rehabilitation Hospital Corporation of America ("RHCA"). The principal stockholder of RHCA was a limited partnership in which the Company's chairman of the board and chief executive officer was a general partner. The Company also acquired 42 businesses which provide outpatient rehabilitation services, five businesses which provide orthotic and prosthetic rehabilitation services, and two businesses which provide contract therapy services. The acquisitions were accounted for as purchases and, accordingly, the aggregate purchase price was allocated to assets and liabilities acquired based on their fair values at the date of acquisition. The results of operations of businesses acquired have been included in the consolidated results of the Company from the effective date of each acquisition.

                        NOVACARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following unaudited pro forma consolidated results of operations of the Company give effect to each of the acquisitions, accounted for as purchases, as if they occurred on July 1, 1993:

                                                                          YEARS ENDED
                                                                           JUNE 30,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Net revenues...................................................  $911,285     $915,100
    Net income.....................................................    62,293       67,097
    Net income per common share....................................  $    .96     $   1.04

     The above pro forma information, which is inclusive of the results of the medical rehabilitation hospitals, is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of July 1, 1993, or of the results which may occur in the future.

     Information with respect to businesses acquired in purchase transactions was as follows (the allocation for fiscal 1995 acquisitions is preliminary):

                                                                        AS OF JUNE 30,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Excess cost of net assets acquired.............................  $379,605     $362,932
    Less: accumulated amortization.................................   (27,490)     (19,994)
                                                                     --------     --------
                                                                     $352,115     $342,938
                                                                     ========     ========

                                                                          YEARS ENDED
                                                                           JUNE 30,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Cash paid (net of cash acquired)...............................  $ 60,929     $134,973
    Value of common stock issued...................................        --        9,767
    Notes issued...................................................    12,620        7,257
    Other consideration............................................     1,377        1,658
                                                                     --------     --------
                                                                       74,926      153,655
    Liabilities assumed............................................     7,027       89,455
                                                                     --------     --------
                                                                       81,953      243,110
    Fair value of assets acquired, principally accounts receivable
      and property and equipment...................................     7,891       98,630
                                                                     --------     --------
              Cost in excess of fair value of net assets
                acquired...........................................  $ 74,062     $144,480
                                                                     ========     ========

     Certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at June 30, 1995 of approximately $35,715 in cash and 1,105 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. During the fiscal years ended June 30, 1995, 1994 and 1993, the Company paid $10,830, $14,799 and $2,551, respectively, in cash and issued 975, 348 and 341 shares of common stock, respectively, in connection with businesses acquired in prior years.

                        NOVACARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

4.  INVESTMENTS IN CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following represents the fair value, cost basis and gross unrealized holding gains and losses for each major security type as of June 30, 1994. The fair value of marketable securities is estimated based upon quoted market prices for those investments.

                                                               AS OF JUNE 30, 1994
                                          -------------------------------------------------------------
                                           FAIR        COST       GROSS UNREALIZED     GROSS UNREALIZED
                                           VALUE       BASIS       HOLDING GAINS        HOLDING LOSSES
                                          -------     -------     ----------------     ----------------
Held to Maturity:
  U.S. Treasury securities..............  $49,165     $49,675           $ --                $  510
                                          -------     -------           ----               -------
Available for sale:
  Municipal bonds.......................   37,267      38,098             10                   841
  Preferred stock unit trusts...........    1,171       1,149             45                    23
  Asset backed securities...............      309         316             --                     7
                                          -------     -------           ----               -------
                                           38,747      39,563             55                   871
                                          -------     -------           ----               -------
Total marketable securities.............  $87,912     $89,238           $ 55                $1,381
                                          =======     =======           ====               =======

     Investments in U.S. Treasury securities represented 56% of the total investments at June 30, 1994. Securities of no other issuer exceeded 10% of total investments during fiscal years 1995 or 1994.

     For the years ended June 30, 1995, 1994 and 1993, investment income consisted of the following:

                                                                  YEARS ENDED JUNE 30,
                                                             ------------------------------
                                                              1995       1994        1993
                                                             ------     -------     -------
    Interest income........................................  $5,700     $ 4,965     $ 4,010
    Dividend income........................................      --          --         804
    Gross realized gain on sales of marketable
      securities...........................................      67         392       1,566
    Gross realized loss of sales of marketable
      securities...........................................    (362)     (1,553)         --
    Reserve for loss on marketable securities..............      --       1,500      (1,500)
                                                             ------     -------     -------
                                                             $5,405     $ 5,304     $ 4,880
                                                             ======     =======     =======

5.  INVENTORIES

     Inventories consisted of the following:

                                                                          AS OF JUNE 30,
                                                                        ------------------
                                                                         1995        1994
                                                                        -------     ------
    Finished goods....................................................  $   857     $  944
    Work in process...................................................    1,447        434
    Raw materials.....................................................    8,909      6,618
                                                                        -------     ------
                                                                        $11,213     $7,996
                                                                        =======     ======

                        NOVACARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

6.  PROPERTY AND EQUIPMENT

     The components of property and equipment were as follows:

                                                                        AS OF JUNE 30,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Land and buildings.............................................  $  4,576     $ 32,367
    Property, equipment and furniture..............................    64,086       68,360
    Capitalized software...........................................    21,641       17,252
    Leasehold improvements.........................................     7,866       11,183
                                                                     --------     --------
                                                                       98,169      129,162
    Less: accumulated depreciation and amortization................   (34,510)     (35,423)
                                                                     --------     --------
                                                                     $ 63,659     $ 93,739
                                                                     ========     ========

7.  FINANCING ARRANGEMENTS

     Financing arrangements consisted of the following:

                                                                        AS OF JUNE 30,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Convertible subordinated debentures (5.5%), due January 2000...  $175,000     $175,000
    Revolving credit facility (prime rate plus .5% or LIBOR plus
      .88%), expiring May 27, 1997.................................        --       69,563
    Reverse repurchase agreements (5.65%), payable through
      September 30, 1995...........................................    18,000       43,281
    Subordinated promissory notes (5% to 9%), payable through
      2005.........................................................    26,867       30,580
    West Virginia commercial development revenue bonds (9.5% to
      12%), payable through 2015...................................        --       17,715
    Notes (6% to 12%), payable through November 2000...............       720        3,736
    Capitalized lease obligations, payable through 2000............     4,428        4,680
    Other obligations..............................................        --           47
                                                                     --------     --------
                                                                      225,015      344,602
    Less: current portion..........................................    32,684       61,518
                                                                     --------     --------
                                                                     $192,331     $283,084
                                                                     ========     ========

     The Company has in place a revolving credit facility with a syndicate of lenders providing for a total commitment of up to $175,000, upon which no amounts are currently drawn. The Company currently is in the process of amending the revolving credit facility to reflect the recent sale of the hospital division and other matters. The Company is charged a fee of .25% per annum on the unused portion of the commitment. At June 30, 1995, total credit availability had been reduced by $6,260 for issued letters of credit.

     During fiscal 1995 and 1994, the Company entered into reverse repurchase agreements with primary government dealers. In the reverse repurchase agreements, the Company sold U.S. government securities subject to an agreement to repurchase those securities at a mutually agreed upon date and price, which approximates market. These transactions were accounted for as loans to the Company collateralized by the underlying securities which are held by the primary government dealers. The

                        NOVACARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

agreements required the Company to maintain investments in U.S. government securities with market value, including accrued interest, to be at least 102% of the dollar amount sold as collateral.

     On January 20, 1993, the Company issued $175,000 of convertible subordinated debentures due January 15, 2000, priced at par to yield 5.5%. The debentures are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $26.65 per share. Subsequent to January 14, 1996, the debentures are redeemable, in whole or in part, at the option of the Company. There is no sinking fund applicable to the debentures.

     The fair value of the Company's convertible subordinated debentures based on quoted market prices at June 30, 1995 and 1994 was $151,375 and $160,125, respectively. The estimated fair value of all other debt and financing arrangements approximates carrying value.

     At June 30, 1995, aggregate annual maturities of financing arrangements were as follows for the next five fiscal years and thereafter:

                                   FISCAL YEAR
        ------------------------------------------------------------------
        1996..............................................................  $ 32,684
        1997..............................................................     7,279
        1998..............................................................     5,087
        1999..............................................................     3,359
        2000..............................................................   176,491
        Thereafter........................................................       115
                                                                            --------
                                                                            $225,015
                                                                            ========

     Interest paid on debt during fiscal 1995, 1994 and 1993 amounted to $20,377, $17,258 and $4,895, respectively.

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses are summarized as follows:

                                                                     AS OF JUNE 30,
                                                                   -------------------
                                                                    1995        1994
                                                                   -------     -------
        Accounts payable.........................................  $15,721     $12,899
        Accrued compensation and benefits........................   37,984      38,532
        Accrued costs of productivity and cost improvement
          program................................................   11,730          --
        Accrued interest.........................................    5,158       5,424
        Other....................................................   22,495      16,142
                                                                   -------     -------
                                                                   $93,088     $72,997
                                                                   =======     =======

     The balance for the productivity and cost improvement program relates solely to the 1995 program discussed in Note 2.

                        NOVACARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

9.  INCOME TAXES

     The components of income tax expense were as follows:

                                                                 YEARS ENDED JUNE 30,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
    Current:
      Federal.............................................  $53,258     $36,988     $27,930
      State...............................................   11,927       3,394       2,826
                                                            -------     -------     -------
                                                             65,185      40,382      30,756
                                                            -------     -------     -------
    Deferred:
      Federal.............................................   (1,182)     (2,410)     (2,223)
      State...............................................     (343)       (294)       (627)
                                                            -------     -------     -------
                                                             (1,525)     (2,704)     (2,850)
                                                            -------     -------     -------
                                                            $63,660     $37,678     $27,906
                                                            =======     =======     =======

     The components of net deferred tax assets as of June 30, 1995 and 1994 were as follows:

                                                                        1995        1994
                                                                       -------     -------
    Cash basis accounting for tax purposes...........................  $   661     $   796
    Accruals and reserves not currently deductible for tax
      purposes.......................................................    8,334      12,660
    Acquired operating loss carryforward.............................       --       3,464
    Restructuring reserve............................................    8,413          --
    Other............................................................      810       2,185
                                                                       -------     -------
              Gross deferred tax assets..............................   18,218      19,105
                                                                       -------     -------
    Expenses capitalized for financial statement purposes............   (3,608)       (771)
    Depreciation and capital leases..................................   (3,207)     (3,618)
    Other, net.......................................................   (1,332)         --
                                                                       -------     -------
              Gross deferred tax liabilities.........................   (8,147)     (4,389)
                                                                       -------     -------
              Valuation allowance on acquired operating loss carry
                forward..............................................       --      (3,464)
                                                                       -------     -------
              Net deferred tax asset.................................  $10,071     $11,252
                                                                       =======     =======

                        NOVACARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The reconciliation of the expected tax expense (computed by applying the federal statutory tax rate to income before income taxes) to actual tax expense was as follows:

                                                                 YEARS ENDED JUNE 30,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
    Expected federal income tax expense...................  $43,954     $33,562     $25,684
    State income taxes, less federal benefit..............    7,530       1,767       2,041
    Non-deductible nonrecurring items.....................    9,178       1,217          --
    Non-deductible amortization of excess cost of net
      assets acquired.....................................    2,370       1,954       1,222
    Dividend exclusion and non-taxable interest income....     (401)       (676)       (636)
    Change in valuation allowance.........................       --          --        (864)
    Other, net............................................    1,029        (146)        459
                                                            -------     -------     -------
                                                            $63,660     $37,678     $27,906
                                                            =======     =======     =======

     Income taxes paid during fiscal 1995, 1994 and 1993 amounted to $37,604, $37,817 and $28,501, respectively.

10.  LEASES

     The Company is obligated under capital leases for office space and office, transportation and therapy equipment. One capital lease obligation for office space expires in fiscal 2016. All other capital leases expire over the next five years. Hospital facility land and buildings were principally leased under operating leases.

     Included in property and equipment in the accompanying Consolidated Balance Sheets are the following assets held under capital leases:

                                                                         AS OF JUNE 30,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Property, equipment and furniture................................  $ 7,265     $13,157
    Less: accumulated amortization...................................   (2,498)     (8,856)
                                                                       -------     -------
                                                                       $ 4,767     $ 4,301
                                                                       =======     =======

     The Company also rents office space and office, transportation and therapy equipment under non-cancelable operating leases. In an effort to leverage its purchasing power with lessors, the Company has leased and concurrently subleased certain office space to companies that are related through ownership by the Company's Chairman and Chief Executive Officer. The Company is fully reimbursed for its lease costs for the aforementioned office space under noncancelable sublease agreements.

                        NOVACARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Future minimum lease commitments for all non-cancelable leases as of June 30, 1995 are as follows:

                                                           CAPITAL     OPERATING      SUB-LEASE
                         FISCAL YEAR                       LEASES       LEASES       RECEIVABLES
    -----------------------------------------------------  -------     ---------     -----------
    1996.................................................  $ 1,995      $20,268        $   399
    1997.................................................    1,679       17,968            267
    1998.................................................      866       15,654            264
    1999.................................................      230       13,693            277
    2000.................................................       16       10,666            203
    Thereafter...........................................      116        8,554             --
                                                           -------     --------        -------
    Total minimum lease payments.........................    4,902      $86,803        $ 1,410
                                                                       ========        =======
    Less: amount representing interest...................      474
                                                           -------
    Present value of minimum payments under
      capital lease obligations..........................  $ 4,428
                                                           =======

11.  BENEFIT PLANS

  Stock Option Plan:

     The Company's 1986 Stock Option Plan, as amended, provides for issuance of options to purchase up to 5,800 shares of common stock to employees, officers and directors. Under the plan, substantially all options are granted for a term of up to 10 years at prices equal to the fair market value at the date of grant and are generally exercisable at the rate of 20% per year, on a cumulative basis, commencing principally one year after the date of grant.

     The following summarizes the activity of this stock option plan:

                                                               YEARS ENDED JUNE 30,
                                                 ------------------------------------------------
                                                     1995             1994              1993
                                                 ------------     -------------     -------------
Options:
  Outstanding at beginning of year.............         2,771             2,239             2,253
  Granted......................................         1,162             1,068               601
  Exercised....................................           (77)             (277)             (426)
  Canceled.....................................        (1,207)             (259)             (189)
                                                  -----------      ------------      ------------
  Outstanding at end of year...................         2,649             2,771             2,239
                                                  ===========      ============      ============
Option price per share ranges:
  Outstanding at beginning of year.............  $ .09-$23.50     $  .09-$23.50     $  .09-$29.13
  Granted......................................   7.25- 13.00      10.16- 16.75      16.50- 23.50
  Exercised....................................    .09- 14.38        .09- 16.50        .09- 19.50
  Outstanding at end of year...................    .09- 21.00        .09- 23.50        .09- 23.50
Options exercisable at end of year.............         1,109               897               773
Exercisable option price ranges................  $ .09-$21.00     $  .09-$23.50     $  .09-$20.58
Options available for grant at end of year
  under the 1986 Stock Option Plan.............         2,114             1,957               966

                        NOVACARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  Deferred Compensation:

     Deferred compensation represents common stock issued to certain key employees wherein the recipient becomes fully vested at the end of a five-year period. Compensation expense is charged to income over the vesting period.

  Other Stock Awards:

     During fiscal 1994, the Company granted certain of its officers 2,750 non-qualified options to purchase the Company's common stock at an exercise price equal to 150% of the fair market value on the grant date. In prior years, the Company granted certain of its officers non-qualified options to purchase the Company's common stock at exercise prices equal to the fair market value on the grant date. Certain of these options were awarded to an officer, who is also a stockholder, in lieu of compensation.

     The following summarizes the other stock award activity:

                                                                YEARS ENDED JUNE 30,
                                                   ----------------------------------------------
                                                       1995             1994             1993
                                                   ------------     ------------     ------------
Options:
     Outstanding at beginning of year............         4,708            1,958            1,862
     Granted.....................................            --            2,750              300
     Exercised...................................            (4)              --             (204)
                                                    -----------      -----------      -----------
     Outstanding at end of year..................         4,704            4,708            1,958
                                                    ===========      ===========      ===========
Option price per share:
     Outstanding at beginning of year............  $2.55-$19.50     $2.25-$17.00     $2.25-$17.00
     Granted.....................................            --            19.50            15.38
     Exercised...................................          2.25               --             2.25
     Outstanding at end of year..................   2.25- 19.50      2.25- 19.50      2.25- 17.00
Options exercisable at end of year...............         1,914            1,118              758
Exercisable option price ranges..................  $2.25-$19.50     $2.25-$17.00     $2.25-$15.38

  Retirement Plans:

     The Company has defined contribution 401(k) plans covering substantially all of its employees. Company contributions for fiscal 1995, 1994 and 1993 were $3,878, $3,715 and $2,160, respectively. In fiscal 1992, the Company established a non-qualified supplemental benefit plan covering certain key employees. The Company's matching contribution was $302, $192 and $161 for fiscal 1995, 1994 and 1993, respectively.

12.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the financial position or results of operations of the Company.

                        NOVACARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

13.  SHAREHOLDER RIGHTS PLAN

     Under the terms of a Shareholder Rights Plan adopted in 1995, the Company's Board of Directors declared a dividend distribution of one right for each outstanding common share. The rights may not be exercised or traded apart from the common shares to which they are attached until 10 days after a person or group has acquired, obtained the right to acquire, or commenced a tender offer for, at least 20% of the Company's outstanding common shares. In such event, each right will become exercisable for one common share for a price of $27. If a person or group acquires, or obtains the right to acquire, 20% or more of the Company's outstanding common shares, each right will become exercisable for common shares worth $54 and the rights held by the acquiror will become null and void. If the Company is involved in a merger and its common shares are changed or exchanged, or if more than 50% of its assets or earnings power is sold or transferred, each right will become exercisable for common stock of the acquiror worth $54. The rights will expire on March 20, 2000 unless earlier redeemed by the Company for $.001 per right. Subject to its right to extend the redemption period, the Company may redeem the rights at any time until any person or group has acquired, or obtained the right to acquire, at least 20% of the Company's outstanding common shares.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   FOURTH       THIRD        SECOND       FIRST
                                                  QUARTER      QUARTER      QUARTER      QUARTER
                                                  --------     --------     --------     --------
YEAR ENDED JUNE 30, 1995:
  Net revenues..................................  $201,450     $240,898     $232,201     $230,810
  Income from operations........................    78,049       21,456       21,310       23,066
  Net income....................................    33,036        8,953        8,887       11,048
  Net income per common share...................  $    .51     $    .14     $    .14     $    .17
YEAR ENDED JUNE 30, 1994:
  Net revenues..................................  $213,182     $204,000     $196,132     $176,431
  Income from operations........................    32,764       29,524       21,404       24,516
  Net income....................................    19,226       15,956        9,337       13,695
  Net income per common share...................  $    .30     $    .25     $    .14     $    .21

     Income from operations for all periods reflects the amortization of excess cost of net assets acquired as a component of income from operations to conform to the 1995 presentation. Results for the fourth quarter of fiscal 1995 included a pretax gain of $88,243 on the sale of hospital operations and $29,875 charge related to a productivity and cost improvement program. Results for the third quarter of fiscal 1995 included a $1,000 charge for settlement of certain shareholder litigation.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of NovaCare, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 41 present fairly, in all material respects, the financial position of NovaCare, Inc. and its subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Philadelphia, PA
August 3, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Registrant has had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning this item, see "Item 1 -- Business -- Executive Officers of the Registrant" and the table and text under the caption "Name of Nominee and Biographical Information" and "Section 16(a) Reporting Requirements" of the Proxy Statement to be filed with respect to the 1995 annual meeting of stockholders to be held on October 26, 1995 (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     For information concerning this item, see the table and text under the captions "Executive Compensation", "Compensation of Directors of the Company", "Compensation Committee Interlocks and Insider Participation" and "Employment Agreements" of the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning this item, see the table and text under the captions "Shares of Common Stock Owned Beneficially as of September 1, 1995" and "Information Concerning Certain Stockholders" of the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning this item, see the text under the caption "Certain Transactions" of the Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
              Consolidated Balance Sheets at June 30, 1995 and 1994...............       23
              Consolidated Statements of Operations for each of the three years in
              the period ended June 30, 1995......................................       24
              Consolidated Statements of Changes in Stockholders' Equity for each
              of the three years in the period ended June 30, 1995................       25
              Consolidated Statements of Cash Flows for each of the three years in
              the period ended June 30, 1995......................................       26
              Notes to Consolidated Financial Statements..........................       27
              Report of Independent Accountants...................................       39
         (2)  FINANCIAL STATEMENT SCHEDULES:
              VIII --Valuation and Qualifying Accounts for each of the three years
              in the period ended June 30, 1995...................................       43
         (3)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)
              The exhibits required to be filed are listed in the index to
              Exhibits............................................................       44

     (b) Current Reports on Form 8-K:

             During the quarter ended June 30, 1995, the Company filed a current report on Form 8-K dated May 19, 1995, with respect to Item 2 and Item 7(b) with respect to the Disposition of Assets and Proforma Financial Information.

                               POWER OF ATTORNEY

     The Registrant and each person whose signature appears below hereby appoint John H. Foster and Timothy E. Foster as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                            ------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NOVACARE, INC.

                                          By:      /s/  BRUCE J. COLBURN
                                            ------------------------------------
                                                     (BRUCE J. COLBURN,
                                                   SENIOR VICE PRESIDENT,
                                                  CHIEF FINANCIAL OFFICER,
                                               TREASURER AND CHIEF ACCOUNTING
                                                           OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                    TITLE                        DATE
-----------------------------------------------  -----------------------------------  -------------------
           /s/  JOHN H. FOSTER                   Chairman of the Board, Chief         September 12, 1995
-----------------------------------------------  Executive Officer and Director
               (JOHN H. FOSTER)

          /s/  TIMOTHY E. FOSTER                 President, Chief Operating Officer   September 12, 1995
-----------------------------------------------  and Director
              (TIMOTHY E. FOSTER)

          /s/  BRUCE J. COLBURN                  Senior Vice President, Chief         September 12, 1995
-----------------------------------------------  Financial Officer, Treasurer and
              (BRUCE J. COLBURN)                 Chief Accounting Officer

      /s/  C. ARNOLD RENSCHLER, M.D.             Senior Vice President, Chief         September 12, 1995
-----------------------------------------------  Clinical Officer, Director
          (C. ARNOLD RENSCHLER, M.D.)

          /s/  E. MARTIN GIBSON                  Director                             September 12, 1995
-----------------------------------------------
              (E. MARTIN GIBSON)

          /s/  SIRI S. MARSHALL                  Director                             September 12, 1995
-----------------------------------------------
              (SIRI S. MARSHALL)

          /s/  STEPHEN E. O'NEIL                 Director                             September 12, 1995
-----------------------------------------------
              (STEPHEN E. O'NEIL)

          /s/  GEORGE W. SIGULER                 Director                             September 12, 1995
-----------------------------------------------
              (GEORGE W. SIGULER)

        /s/  ROBERT G. STONE, JR.                Director                             September 12, 1995
-----------------------------------------------
            (ROBERT G. STONE, JR.)

      /s/  DANIEL C. TOSTESON, M.D.              Director                             September 12, 1995
-----------------------------------------------
          (DANIEL C. TOSTESON, M.D.)

                                                                   SCHEDULE VIII

                                 NOVACARE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                        BALANCE AT     CHARGED TO                                BALANCE
                                        BEGINNING      COSTS AND                                 AT END
             DESCRIPTION                OF PERIOD       EXPENSES      OTHER      DEDUCTIONS     OF PERIOD
--------------------------------------  ----------     ----------     ------     ----------     ---------
Year ended June 30, 1995:
  Allowance for uncollectible
     accounts.........................   $ 17,692        15,918          643(2)     18,230       $16,023
  Allowance for Medicare denials and
     other allowances.................   $ 15,039            --        5,887(3)     17,231       $ 3,695
Year ended June 30, 1994:
  Allowance for uncollectible
     accounts.........................   $ 11,303(1)     14,453          647(2)      8,711       $17,692
  Allowance for Medicare denials and
     other allowances.................   $ 13,324            --       67,151(3)     65,436       $15,039
Year ended June 30, 1993:
  Allowance for uncollectible
     accounts.........................   $  8,178         9,764          313(2)      7,125       $11,130
  Allowance for Medicare denials and
     other allowances.................   $  7,388            --       38,912(3)     32,976       $13,324

---------------
(1) Differs from balance at end of prior period due to changes in fiscal year of merged subsidiary from December 31 to June 30.

(2) Allowances for doubtful accounts related to acquired receivables.

(3) Charged against net revenues.

                               INDEX TO EXHIBITS

 EXHIBIT                                                                               PAGE
 NUMBER                              EXHIBIT DESCRIPTION                              NUMBER
---------   ---------------------------------------------------------------------   -----------
  2         Stock Purchase Agreement dated as of February 3, 1995 by and among          --
            NovaCare, Inc., NC Resources, Inc., and HEALTHSOUTH Corporation
            (incorporated by reference to Exhibit 2 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended March 31, 1995).
  3(a)*     Certificate of Incorporation of the Company, as amended to date             --
            (incorporated by reference to Exhibit 3(a) to the Company's Quarterly
            Report on Form 10-Q for the quarter ended March 31, 1992).
  3(b)      By-laws of the Company, as amended to date.
  4(a)*     Stock Option Plan, as amended to date (incorporated by reference to         --
            Exhibit 4(a) to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).
  4(b)*     Form of Indenture dated as of January 15, 1993 between the Company          --
            and Pittsburgh National Bank relating to 5 1/2% Convertible
            Subordinated Debentures Due 2000 (incorporated by reference to
            Exhibit 4 to Registration Statement on Form S-3 No. 33-55710).
  4(c)      Rights Agreement dated as of March 9, 1995 by and between NovaCare,         --
            Inc. and American Stock Transfer & Trust Company, as Rights Agent
            (incorporated by reference to Exhibit 99(a) to the Company's current report on Form 8-K dated March 14, 1995).
 10(a)*     Form of Warrant Certificate (incorporated by reference to Exhibit           --
            10(a) to the Company's Annual Report on Form 10-K for the year ended
            June 30, 1994).
 10(b)*     Employment Agreement dated as of December 10, 1993 between the              --
            Company and James C. New (incorporated by reference to Exhibit 10(d)
            to the Company's Annual Report on Form 10-K for the year ended June
            30, 1994).
 10(c)      Employment Agreement dated July 1, 1994 between the Company and John        --
            H. Foster (incorporated by reference to Exhibit 10(a) to the
            Company's Quarterly Report on Form 10-Q for the quarter ended March
            31, 1995).
 10(d)      Amendment dated February 2, 1995 to the Employment Agreement dated as       --
            of July 1, 1994 between the Company and John H. Foster (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on
            Form 10-Q for the quarter ended March 31, 1995).
 10(e)*     Employment Agreement dated as of January 3, 1994 between the Company        --
            and C. Arnold Renschler, M.D. (incorporated by reference to Exhibit
            10(f) to the Company's Annual Report on Form 10-K for the year ended
            June 30, 1994).
 10(f)      Amendment dated May 25, 1995 to the Employment Agreement between the
            Company and C. Arnold Renschler, M.D. dated as of January 3, 1994.
 10(g)      Employment Agreement between the Company and Timothy E. Foster dated        --
            as of December 2, 1994 (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended
            December 31, 1994).
 10(h)      (i) Revolving Credit Facility Agreement dated as of May 27, 1994 by         --
            and among NovaCare and certain of its subsidiaries and PNC Bank,
            First Union National Bank of North Carolina, Mellon Bank, N.A.,
            Nations Bank of North Carolina, N.A., CoreStates Bank, N.A. and
            National Westminster Bank, N.A. (incorporated by reference to Exhibit
            10(g) to the Company's Annual Report on Form 10-K for the year ended
            June 30, 1994).

 EXHIBIT                                                                               PAGE
 NUMBER                              EXHIBIT DESCRIPTION                              NUMBER
---------   ---------------------------------------------------------------------   -----------
            (ii) Revolving Credit Facility Credit Agreement First Amendment dated       --
            as of September 20, 1994 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North
            Carolina, Mellon Bank,. N.A., Nations Bank of North Carolina, N.A.,
            CoreStates Bank, N.A., and National Westminster Bank, N.A.
            (incorporated by reference to Exhibit 10(a) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended December 31,
            1994).
            (iii) Revolving Credit Facility Agreement Second Amendment dated as         --
            of November 28, 1994 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North
            Carolina, Mellon Bank, N.A., Nations Bank of North Carolina, N.A.,
            CoreStates Bank, N.A., National Westminster Bank, N.A., and Fleet
            Bank of Massachusetts, N.A. (incorporated by reference to Exhibit
            10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994).
 10(i)      Employment Agreement dated as of January 6, 1995 between the Company and Daryl A. Dixon and Promissory Note of Daryl A. Dixon in favor of the Company dated January 6, 1995.
 10(j)*     Supplemental Benefits Plan (incorporated by reference to Exhibit            --
            10(h) to the Company's Annual Report on Form 10-K for the year ended
            June 30, 1994).
 13         Annual Report to Stockholders for the fiscal year ended June 30,
            1995.
 21         Subsidiaries of the Company.
 23         Consent of Independent Accountants.
 24         Power of Attorney (see "Power of Attorney" in Form 10-K).
 27         Financial Data Schedules.

     Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same.

     Exhibits denoted by an asterisk were filed prior to the Company's adoption of filing via EDGAR.