Form 10-Q
period 1995-09-30
NOVACARE INC
filed 1995-11-14
CIK 802843

                           U N I T E D   S T A T E S
      S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                      W A S H I N G T O N,  D C  2 0 5 4 9


                                   FORM 10-Q



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995



                         COMMISSION FILE NUMBER 1-10875


                                 NOVACARE, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     13-3247827
     (State of incorporation)               (I.R.S. Employer Identification No.)

  1016 W. Ninth Avenue, King of Prussia, PA                   19406
  (Address of principal executive office)                   (Zip code)

                 Registrant s telephone number:  (610) 992-7200


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

As of October 31, 1995, NovaCare, Inc. had 65,540,194 shares of common stock, $.01 par value, outstanding.

                        NOVACARE, INC. AND SUBSIDIARIES

                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1995


                                     INDEX


   PART NO.         ITEM NO.                DESCRIPTION                                          PAGE NO.
   ---------       ----------               -----------                                          --------
   1                                 FINANCIAL INFORMATION

                    1                Financial Statements
                                     - Condensed Consolidated Balance Sheets as of
                                       September 30, 1995 and June 30, 1995

                                     - Condensed Consolidated Statements of Operations
                                       for the Three Months Ended September 30, 1995 and
                                       1994

                                     - Condensed Consolidated Statements of Cash Flows
                                       for the Three Months Ended September 30, 1995 and
                                       1994

                                     - Notes to Condensed Consolidated Financial Statements

                    2                 Management s Discussion and Analysis of Financial
                                      Condition and Results of Operations

   II                                 OTHER INFORMATION

                    4                 Submission of Matters to a Vote of Security Holders

                    6                 Exhibits and Reports on Form 8-K

   Signatures


                        NOVACARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of September 30, 1995 and June 30, 1995
                                 (In thousands)



                                                                                         SEPTEMBER 30,          JUNE 30,
                                                                                              1995                1995
                                                                                       ---------------       ---------------
           ASSETS                                                                         (Unaudited)         (See Note 1)
           Current assets:
             Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $      115,845         $    158,636
             Accounts receivable, net of allowance at September 30, 1995 and at June 30, 1995 of  $23,080 and $19,718,
                              respectively . . . . . . . . . . . . . . . . . . . .            191,712              192,652
             Other current assets  . . . . . . . . . . . . . . . . . . . . . . . .             46,058               62,532
                                                                                       ---------------       ---------------
                 Total current assets  . . . . . . . . . . . . . . . . . . . . . .            353,615              413,820

           Property and equipment, net . . . . . . . . . . . . . . . . . . . . . .             66,146               63,659
           Excess cost of net assets acquired, net . . . . . . . . . . . . . . . .            353,502              352,115
           Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             23,340               22,963
                                                                                       ---------------       ---------------
                                                                                       $      796,603         $    852,557
                                                                                       ===============       ===============
           LIABILITIES AND STOCKHOLDERS' EQUITY
           Current liabilities:
             Current portion of financing arrangements . . . . . . . . . . . . . . .   $       32,099         $     32,684
             Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .           71,022               93,088
             Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . .            8,460               32,922
                                                                                       ---------------       ---------------
                 Total current liabilities   . . . . . . . . . . . . . . . . . . . .          111,581              158,694

           Financing arrangements, net of current portion  . . . . . . . . . . . . .          190,545              192,331
           Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,404               13,897
                                                                                       ---------------       ---------------
                 Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . .          316,530              364,922
                                                                                       ---------------       ---------------
           Stockholders' equity:
             Common stock, $.01 par value; authorized 200,000 shares,
                issued 65,540 shares at September 30, 1995 and 65,476
                shares at June 30, 1995  . . . . . . . . . . . . . . . . . . . . .                656                  656
             Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .            251,449              250,857
             Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .            246,152              238,149
                                                                                       ---------------       ---------------
                                                                                              498,257              489,662

           Less:  Common stock in treasury (at cost), 2,208 shares at
                        September 30, 1995 and 187 shares at June 30, 1995   . . .            (17,847)              (1,614)
                  Deferred compensation  . . . . . . . . . . . . . . . . . . . . .               (337)                (413)
                                                                                       ---------------       ---------------
                  Total stockholders  equity   . . . . . . . . . . . . . . . . . .            480,073              487,635
                                                                                       ---------------       ---------------
                                                                                       $      796,603         $    852,557
                                                                                       ===============       ===============

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                                THREE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                        ----------------------------------
                                                                                            1995                   1994
                                                                                        ----------             -----------
           Net revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  198,137             $   230,810
           Operating costs:
                 Salaries, wages and benefits  . . . . . . . . . . . . . . . . . .         127,714                 142,029
                 Rental expense  . . . . . . . . . . . . . . . . . . . . . . . . .           6,818                   8,932
                 Supply costs  . . . . . . . . . . . . . . . . . . . . . . . . . .           6,022                   5,399
                 Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          30,184                  39,840
                 Provision for uncollectible accounts  . . . . . . . . . . . . . .           4,242                   4,405
                 Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . .           5,206                   4,400
                 Amortization of excess cost of net assets acquired  . . . . . . .           2,454                   2,739
                                                                                        ----------             -----------
                      Income from operations . . . . . . . . . . . . . . . . . . .          15,497                  23,066

           Investment income . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,904                     851
           Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,340)                 (5,652)
           Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . .             (20)                   (154)
                                                                                        ----------             -----------
                      Income before income taxes . . . . . . . . . . . . . . . . .          14,041                  18,111

           Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,038                   7,063
                                                                                        ----------             -----------
                      Net income . . . . . . . . . . . . . . . . . . . . . . . . .      $    8,003             $    11,048
                                                                                        ==========             ===========
                      Net income per share . . . . . . . . . . . . . . . . . . . .      $      .12             $       .17
                                                                                        ==========             ===========

                      Weighted average number of shares outstanding  . . . . . . .          65,593                  65,389
                                                                                        ==========             ===========




          The accompanying Notes to Condensed Consolidated Financial
             Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                THREE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                          -------------------------------
                                                                                             1995                 1994
                                                                                          -----------         -----------
           CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .              $     8,003         $    11,048

           Adjustments to reconcile net income to net cash flows provided by operating activities:
               Depreciation and amortization   . . . . . . . . . . . . . . .                    7,660               7,139
               Minority interest   . . . . . . . . . . . . . . . . . . . . .                       20                 154
               Provision for uncollectible accounts  . . . . . . . . . . . .                    4,242               4,405
               Deferred income taxes   . . . . . . . . . . . . . . . . . . .                      490                (830)
               Changes in assets and liabilities, net of effects from acquisitions:
                   Accounts and notes receivable, net  . . . . . . . . . . .                   (2,159)            (17,167)
                   Other current assets  . . . . . . . . . . . . . . . . . .                   (1,263)               (709)
                   Accounts payable and accrued expenses   . . . . . . . . .                  (20,543)              1,634
                   Income taxes payable  . . . . . . . . . . . . . . . . . .                    7,577              (2,441)
                   Other, net  . . . . . . . . . . . . . . . . . . . . . . .                       64                (273)
                                                                                          -----------         -----------
                   Net cash flows provided by operating activities   . . . .                    4,091               2,960
                                                                                          -----------         -----------

           CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from sales of available for sale securities  . . . . . .                       --              34,478
           Sale of hospital operations . . . . . . . . . . . . . . . . . . .                  (13,208)                 --
           Payments for businesses acquired, net of cash acquired  . . . . .                   (7,165)            (51,611)
           Additions to property, equipment and capitalized software . . . .                   (7,795)             (5,969)
           Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .                       --                (842)
                                                                                          -----------         -----------
                   Net cash flows used in investing activities   . . . . . .                  (28,168)            (23,944)
                                                                                          -----------         -----------

           CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from financing arrangements  . . . . . . . . . . . . . .                       --              40,952
           Payment of financing arrangements . . . . . . . . . . . . . . . .                   (2,471)            (29,781)
           Net (payment for)/proceeds from common stock
              purchased/issued . . . . . . . . . . . . . . . . . . . . . . .                  (16,243)                904
                                                                                          -----------         -----------
                   Net cash flows provided by financing activities   . . . .                  (18,714)             12,075
                                                                                          -----------         -----------

           Net decrease in cash and cash equivalents . . . . . . . . . . . .                  (42,791)             (8,909)
           Cash and cash equivalents, beginning of period  . . . . . . . . .                  158,636              38,024
                                                                                          -----------         -----------
           Cash and cash equivalents, end of period  . . . . . . . . . . . .              $   115,845              29,115
                                                                                          ===========         ===========
           Supplemental disclosures of cash flow information:
             Interest paid   . . . . . . . . . . . . . . . . . . . . . . . .              $     4,456         $     6,919
                                                                                          ===========         ===========
             Income taxes paid, including $9,523 from recurring operations                $    38,723         $    10,069
                                                                                          ===========         ===========

          The accompanying Notes to Condensed Consolidated Financial
             Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                 (In thousands)
                                  (Unaudited)

1.  BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements of NovaCare, Inc. (the Company ) are unaudited. The balance sheet as of June 30, 1995 is condensed from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended June 30, 1995. Certain information and footnote disclosures normally in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal recurring adjustments) necessary to present a fair statement of the results for such interim periods.

        Operating results for the three-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for a full year or any portion thereof. Effective April 1, 1995, the Company sold its medical rehabilitation hospital division which contributed $34.6 million to consolidated net revenues for the quarter ended September 30, 1994.

2.  RESTRUCTURING LIABILITY

        During the fourth quarter of fiscal 1995, the Company recorded a charge of $29,875 for a productivity and cost reduction program in certain operations of the Company, including costs to close certain contract services operations, orthotic and prosthetic branches and outpatient centers in selected markets. The program also contemplated consolidation of certain finance and other administrative functions. At September 30, 1995, approximately $5,001 and $5,739 remained accrued for employee severance costs and for lease termination and other costs, respectively.

3.  CONTINGENCIES

        The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse affect on the financial position or results of operations of the Company.

        Certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at September 30, 1995 of approximately $32,348 in cash and 1,135 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. For the three months ended September 30, 1995 and September 30, 1994, the Company paid $6,851 and $5,053 in cash, respectively, and issued 42 and 72 shares, respectively, of common stock in connection with businesses acquired in prior years.

                         NOVACARE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1995 AND 1994

        Net revenues for the three months ended September 30, 1995 decreased from the prior year by $32.7 million or 14.2% to $198.1 million and earnings before interest, taxes, depreciation, amortization and minority interest ( EBITDA ) decreased by $7.0 million or 23.3% to $23.2 million.

        The principal reason for the net revenues decrease during this period was the sale of the medical rehabilitation hospital division effective April 1, 1995; this division had net revenues of $34.6 in the first quarter of fiscal 1995. This was offset by (i) an increase in contract therapy services billable hours of 105,298 hours, or 5.3%, combined with an aggregate decrease in net revenue per billable hour of approximately 2.2%, (ii) an increase in outpatient rehabilitation visits of 121,071 visits, or 26.3%, resulting primarily from the full effect of 25 acquisitions in fiscal 1995, offset by an aggregate decrease in net revenue per visit of 4% and (iii) an increase in O&P patients billed of 864, or 2.2%, combined with an aggregate increase in net revenue per patient of 6.2%. The decrease in outpatient rehabilitation net revenues per visit reflects an increase in the penetration of managed care in this business. This trend is expected to continue.

        The decrease in EBITDA principally resulted from the sale of the medical rehabilitation hospital division which recorded EBITDA of $6.0 million in the first quarter of fiscal 1995 and an increase in the costs of contract therapy and outpatient rehabilitation services as a percentage of net revenues. The increases resulted primarily from (i) contract therapy services salary rate increases for therapists despite an aggregate decrease in net revenues per billable hour, (ii) a decrease in the percentage of billable hours in the higher-margin speech-language pathology services and (iii) an increase in the portion of outpatient rehabilitation services reimbursed by managed care payors with attendant lower margins.

        Depreciation and amortization for the three months ended September 30, 1995 increased by $521,000 as compared with the prior year, primarily due to the full-year effect of acquisitions made during fiscal 1995 and the placing in service of certain internally-developed software.

        Interest expense, net of investment income, decreased $3.4 million compared with the prior period principally as a result of the payoff of the Company's credit facility and increased cash as a result of the medical rehabilitation hospital division sale.

        Income tax expense as a percentage of pre-tax income increased to 43% for the three months ended September 30, 1995 from 39% for the previous year. The increase in the rate principally resulted from higher non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1995, the Company's working capital decreased $13.1 million to $242.0 million compared with $255.1 million at June 30, 1995. The decrease in working capital principally resulted from the purchase of approximately 2.3 million shares of the Company s stock for approximately $18 million.

                         NOVACARE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, Continued


        The Company used $7.8 million of cash for capital expenditures during the first three months of fiscal 1996 compared with $6.0 million in the first three months of fiscal 1995. Capital expenditures generally relate to the costs incurred in connection with internally-developed software and normal leasehold renovations and equipment replacement. The Company anticipates spending approximately $26.3 million for capital expenditures during the remainder of fiscal 1996. In the first three months of fiscal 1996, the Company also paid $7.2 million for acquisitions, principally relating to two acquired outpatient rehabilitation centers, and earnout arrangements relating to previous acquisitions.

        In connection with the sale of the hospital division, the Company is in the process of amending the credit facility, upon which no amounts are currently drawn, to reflect the sale and other matters. At September 30, 1995, commitment availability had been reduced by $6.3 million for issued letters of credit.

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

                        NOVACARE, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the three months ended September 30, 1995, the Company did not submit any matters to a vote of security holders. On October 26, 1995, the Company held its Annual Meeting of Stockholders for the fiscal year ended June 30, 1995. The following matters were submitted for vote:

1. The following individuals were nominated and elected to serve as the directors of the Company:

        John H. Foster                  For: 55,111,926
                                        Withhold Authority: 1,287,095

        Timothy E. Foster               For: 55,113,616
                                        Withhold Authority: 1,285,405

        C. Arnold Renschler, M.D.       For: 55,146,091
                                        Withhold Authority: 1,252,930

        E. Martin Gibson                For: 55,146,091
                                        Withhold Authority: 1,252,930

        Siri S. Marshall                For: 55,142,591
                                        Withhold Authority: 1,256,430

        Stephen E. O Neil               For: 55,146,831
                                        Withhold Authority: 1,252,190

        George W. Siguler               For: 55,145,911
                                        Withhold Authority: 1,253,110

        Robert G. Stone, Jr.            For: 55,143,537
                                        Withhold Authority: 1,255,484

        Daniel C. Tosteson, M.D.        For: 55,142,037
                                        Withhold Authority: 1,256,984


2. The holders of 51,700,679 shares voted for, the holders of 4,162,375 shares voted against and the holders of 535,967 shares abstained with respect to the approval of the grant to Timothy E. Foster, President and Chief Operating Officer of the Company, of certain options to purchase shares of the common stock, $.01 par value, of the Company.

3. The holders of 55,767,823 shares voted in favor of, the holders of 477,532 shares voted against, and the holders of 153,666 shares abstained with respect to the ratification of the selection of Price Waterhouse LLP, independent certified public accountants, to serve as independent accountants for the Company.

NOVACARE, INC. AND SUBSIDIARIES

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(A)     EXHIBIT
        NUMBER                                EXHIBIT DISCRIPTION                                         PAGE NUMBER
        ------                                -------------------                                         -----------
         3                Bylaws of the Company, as amended to date.

         10(a)            Revolving Credit Facility Agreement Third Amendment dated as of May 15,
                          1995 by and among NovaCare and certain of its subsidiaries and PNC Bank,
                          N.A., First Union National Bank of North Carolina, Mellon Bank, N.A.,
                          Nationsbank, N.A. (Carolina), CoreStates Bank, N.A., NatWest Bank, N.A.,
                          and Fleet Bank of Massachusetts, N.A.

         10(b)            Revolving Credit Facility Agreement Fourth Amendment dated as of May 19,
                          1995 by and among NovaCare and certain of its subsidiaries and PNC Bank,
                          N.A., First Union National Bank of North Carolina, Mellon Bank, N.A.,
                          Nationsbank, N.A. (Carolina), CoreStates Bank, N.A., NatWest Bank, N.A.,
                          and Fleet Bank of Massachusetts.

         27               Financial Data Schedule


                       NOVACARE, INC. AND SUBSIDIARIES





                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NOVACARE, INC.
                                             -------------------
                                                 (Registrant)




November 13, 1995                           By/s/  Bruce J. Colburn
                                              ---------------------------------
                                                   Bruce J. Colburn,
                                                   Senior Vice President,
                                                   Chief  Financial Officer and
                                                   Treasurer