Form 10-Q
period 1995-12-31
NOVACARE INC
filed 1996-02-14
CIK 802843

U N I T E D   S T A T E S
  S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                 W A S H I N G T O N,  D C  2 0 5 4 9


                               FORM 10-Q



             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1995


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

                      Yes /X/      No  / /


As of January 31, 1996, NovaCare, Inc. had 65,755,268 shares of common stock, $.01 par value, outstanding.

                    NOVACARE, INC. AND SUBSIDIARIES

              FORM 10-Q - QUARTER ENDED DECEMBER 31, 1995


                                 INDEX


Part No.  Item No.      Description                                   Page No.

 I                FINANCIAL INFORMATION

          1       Financial Statements
                  -  Condensed Consolidated Balance Sheets as
                     of December 31, 1995 and June 30, 1995             1

                  -  Condensed Consolidated Statements
                     of Operations for the Three Months Ended
                     December 31, 1995 and 1994                         2

                  -  Condensed Consolidated Statements of
                     Operations for the Six Months Ended
                     December 31, 1995 and 1994                         3

                  -  Condensed Consolidated Statements of Cash
                     Flows for the Six Months Ended December 31,
                     1995 and 1994                                      4

                  -  Notes to Condensed Consolidated Financial
                     Statements                                        5-6

          2       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        7-9

 II               OTHER INFORMATION

          4       Submission of Matters to a Vote of
                  Security-Holders                                      10

          6       Exhibits and Reports on Form 8-K                      10

Signatures                                                              11

                    NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
               As of December 31, 1995 and June 30, 1995
                            (In thousands)

                                                December 31,      June 30,
                                                   1995             1995
                                                -----------     -----------
ASSETS                                          (Unaudited)     (See Note 1)
Current assets:
  Cash and cash equivalents...................  $   84,065      $  158,636
  Accounts receivable, net of allowance at
    December 31, 1995 and at June 30, 1995
    of $23,782 and $19,718, respectively......     203,129         192,652
  Other current assets........................      45,940          62,532
                                                -----------     -----------
      Total current assets....................     333,134         413,820

Property and equipment, net...................      67,726          63,659
Excess cost of net assets acquired, net.......     360,927         352,115
Other assets..................................      24,971          22,963
                                                -----------     -----------
                                                $  786,758      $  852,557
                                                ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of financing arrangements...  $   13,331      $   32,684
  Accounts payable and accrued expenses.......      82,157          93,088
  Income taxes payable........................       7,425          32,922
                                                -----------     -----------
      Total current liabilities...............     102,913         158,694

Financing arrangements, net of current
  portion.....................................     187,591         192,331
Other.........................................      14,185          13,897
                                                -----------     -----------
      Total liabilities.......................     304,689         364,922
                                                -----------     -----------
Stockholders' equity:
  Common stock, $.01 par value; authorized
    200,000 shares, issued 65,711 shares at
    December 31, 1995 and 65,476 shares at
    June 30, 1995.............................         657            656
  Additional paid-in capital..................     251,678        250,857
  Retained earnings...........................     253,599        238,149
                                                -----------    -----------
                                                   505,934        489,662

  Less: Common stock in treasury (at cost),
         3,198 shares at December 31, 1995
         and 187 shares at June 30, 1995......     (23,590)        (1,614)
        Deferred compensation.................        (275)          (413)
                                                -----------    -----------
       Total stockholders' equity.............     482,069        487,635
                                                -----------    -----------
                                                $  786,758     $  852,557
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

                    NOVACARE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share data)
                              (Unaudited)

                                                   Three Months Ended
                                                       December 31,
                                                 -----------------------
                                                     1995         1994
                                                 -----------  -----------
Net revenues..................................   $  200,957   $  232,201
Operating costs:
   Salaries, wages and benefits...............      132,605      146,822
   Rental expense.............................        7,034        9,385
   Supply costs...............................        6,288        5,743
   Other......................................       28,200       38,889
   Provision for uncollectible accounts.......        3,826        2,508
   Depreciation...............................        5,383        4,778
   Amortization of excess cost of net assets
    acquired..................................        2,498        2,766
                                                 -----------  -----------
      Income from operations..................       15,123       21,310

Investment income.............................        1,192          458
Interest expense..............................       (3,225)      (6,461)
Minority interest.............................          (25)        (116)
                                                 -----------  -----------
      Income before income taxes..............       13,065       15,191

Income taxes..................................        5,618        6,304
                                                 -----------  -----------
      Net income..............................   $    7,447   $    8,887
                                                 ===========  ===========
      Net income per share....................   $      .12   $      .14
                                                 ===========  ===========
      Weighted average number of shares
        outstanding...........................       64,273       64,899
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

                    NOVACARE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share data)
                              (Unaudited)

                                                        Six Months Ended
                                                          December 31,
                                                  ---------------------------
                                                      1995           1994
                                                  -----------     -----------
Net revenues..................................    $  399,094      $  463,011
Operating costs:
   Salaries, wages and benefits...............       260,319         288,851
   Rental expense.............................        13,852          18,317
   Supply costs...............................        12,310          11,143
   Other......................................        58,384          78,728
   Provision for uncollectible accounts.......         8,068           6,913
   Depreciation...............................        10,589           9,178
   Amortization of excess cost of net assets
    acquired..................................         4,952           5,505
                                                  -----------     -----------
      Income from operations..................        30,620          44,376

Investment income.............................         3,096           1,309
Interest expense..............................        (6,565)        (12,113)
Minority interest.............................           (45)           (270)
                                                  -----------     -----------
      Income before income taxes..............        27,106          33,302

Income taxes..................................        11,656          13,367
                                                  -----------     -----------
      Net income..............................    $   15,450      $   19,935
                                                  ===========     ===========
      Net income per share....................    $      .24      $      .31
                                                  ===========     ===========
      Weighted average number of shares
        outstanding...........................        64,933          65,144
                                                  ===========     ===========



    The accompanying Notes to Condensed Consolidated Financial Statements
                  are an integral part of these statements.

                    NOVACARE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                              (Unaudited)
                                                        Six Months Ended
                                                           December 31,
                                                    ------------------------
                                                        1995         1994
                                                    -----------  -----------
Cash flows from operating activities:
Net income....................................      $   15,450   $   19,935

Adjustments to reconcile net income to net
cash flows provided by operating activities:
  Depreciation and amortization...............          15,541       14,683
  Minority interest...........................              45          270
  Provision for uncollectible accounts........           8,068        6,913
  Deferred income taxes.......................           2,163         (895)
  Changes in assets and liabilities, net of
    effects from acquisitions:
      Accounts and notes receivable, net......         (17,747)     (23,281)
      Other current assets....................          (2,201)      (3,826)
      Accounts payable and accrued expenses...          (9,847)      (3,135)
      Income taxes payable....................           3,637      (10,195)
      Other, net..............................             187         (189)
                                                    -----------  -----------
      Net cash flows provided by operating
        activities............................          15,296          280
                                                    -----------  -----------
Cash flows from investing activities:
Proceeds from sales of available for sale
  securities..................................               -       41,755
Net payment in connection with the sale of
  hospital operations.........................         (13,208)           -
Payments for businesses acquired, net of
  cash acquired...............................         (13,833)     (64,393)
Additions to property, equipment and
  capitalized software........................         (14,454)     (11,721)
Other, net....................................          (1,248)      (2,452)
                                                    -----------  -----------
     Net cash flows used in investing
       activities.............................         (42,743)     (36,811)
                                                    -----------  -----------
Cash flows from financing activities:
Proceeds from financing arrangements..........             133       63,241
Payment of financing arrangements.............         (24,580)     (37,023)
Net (payment for)/proceeds from common stock
  purchased/issued............................         (22,677)       2,570
                                                    -----------  -----------
     Net cash flows (used in)/provided by
       financing activities...................         (47,124)      28,788
                                                    -----------  -----------
Net decrease in cash and cash equivalents.....         (74,571)      (7,743)
Cash and cash equivalents, beginning of
  period......................................         158,636        38,024
                                                    -----------   -----------
Cash and cash equivalents, end of period......      $   84,065    $   30,281
                                                    ===========   ===========
Supplemental disclosures of cash flow
information:
 Interest paid................................      $    6,094    $    9,246
                                                    ===========   ===========
 Income taxes paid, including $29,200 related
   to the sale of hospital operations for the
   six months ended December 31, 1995.........      $   36,338    $   23,913
                                                    ===========   ===========

    The accompanying Notes to Condensed Consolidated Financial Statements
                 are an integral part of these statements.

                    NOVACARE, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1995
                            (In thousands)
                              (Unaudited)

1.BASIS OF PRESENTATION

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

       Operating results for the three and six-month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for a full year or any portion thereof. Effective April 1, 1995, the Company sold its medical rehabilitation hospital operations. Had the sale of the medical rehabilitation hosptial operations taken place on July 1, 1994, pro forma unaudited net revenues for the six months ended December 31, 1994 would have been $390,948 and pro forma unaudited income from operations would have been $34,946.

2.RESTRUCTURING LIABILITY

       During the first six months of fiscal 1996, the Company continued to implement the productivity and cost reduction program initiated in fiscal 1995. This program, consisting of closing certain contract services offices, orthotic and prosthetic branches and outpatient centers in selected markets, and the consolidation of certain finance and other administrative functions, is in progress, and is expected to be substantially complete by the end of the fiscal year.

       As of December 31, 1995, the Company had completed the employee reduction portion of the program by notifying 660 employees of their termination. There are no further employee terminations expected pursuant to this program. The Company anticipates that lease termination costs will be in excess of those contemplated in the charge taken in fiscal 1995 to close certain contract services offices. These additional costs will be offset by lower than anticipated severance costs. Reserves for restructuring activities at December 31, 1995 total $2,795 for employee severance costs and $5,593 for lease termination and other costs.

                          NOVACARE, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                December 31, 1995
                                  (In thousands)
                                    (Unaudited)

3.FINANCING ARRANGEMENTS

      Financing arrangements consisted of the following:

                                                  December 31,     June 30,
                                                      1995           1995
                                                  -----------    -----------
   Convertible subordinated debentures (5.5%),
    due January 2000............................  $  175,000     $  175,000
   Reverse repurchase agreements (5.65%),
    payable through September 30, 1995..........           -         18,000
   Subordinated promissory notes (5% to 9%),
    payable through 2005........................      22,303         26,867
   Notes (6% to 12%), payable through June
    1998........................................         530            720
   Capitalized lease obligations, payable
    through 2000................................       3,089          4,428
                                                  -----------    -----------
                                                     200,922        225,015
   Less: current portion........................      13,331         32,684
                                                  -----------    -----------
                                                  $  187,591     $  192,331
                                                  ===========    ===========

    The Company has in place a revolving credit facility with a syndicate of lenders providing for a total commitment of up to $175,000, upon which no amounts are currently drawn. The Company anticipates finalization of the amendments to the revolving credit facility by the end of the third quarter of fiscal 1996.

4.CONTINGENCIES

    The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse affect on the financial position or results of operations of the Company.

    Certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at December 31, 1995 of approximately $28,426 in cash and 742 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable.
  For the six months ended December 31, 1995 and December 31, 1994, the Company paid $11,809 and $6,553 in cash, respectively, and issued 334 and 284 shares, respectively, of common stock in connection with businesses acquired in prior years.

                   NOVACARE, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1995 AND 1994

  Net revenues for the three months ended December 31, 1995 decreased from the prior year by $31.2 million or 13.5% to $201.0 million and earnings before interest, taxes, depreciation, amortization and minority interest ("EBITDA") decreased by $5.9 million or 20.3% to $23.0 million.

  The principal reason for the decrease in net revenues for the three months ended December 31, 1995 compared with the same period in the prior year was the inclusion of net revenues in the three months ended December 31, 1994 of $36.2 million from the medical rehabilitation hospital operations, which were sold effective April 1, 1995. This decrease coupled with a decrease in net revenues per visit of 2.4% in outpatient rehabilitation was offset by
(i) a 1.0% increase in contract therapy services billable hours combined with a 1.8% increase in net revenue per billable hour, and (ii) a 6.3% increase in net revenue per patient in the orthotic and prosthetic business resulting from increased sales of higher priced prosthetic devices. The increase in contract therapy services billable hours results from an increase in therapist productivity offset by a 2.6% decrease in the number of therapists. The decrease in outpatient rehabilitation net revenues per visit reflects increased pricing pressure, a trend that is expected to continue.

  The decrease in EBITDA principally resulted from the sale of the medical rehabilitation hospital operations ($6.0 million in the second quarter of fiscal 1995).

  Depreciation and amortization for the three months ended December 31, 1995 increased by $337,000 as compared with the prior year, primarily due to the full-year effect of acquisitions made during fiscal 1995 and the placing in service of certain internally-developed software offset by the inclusion in the three months ended December 31, 1994 of depreciation related to the medical rehabilitation hospital operations.

  Interest expense, net of investment income, decreased $4.0 million compared with the prior period principally as a result of the payoff of amounts borrowed under the Company's credit facility and increased cash as a result of the medical rehabilitation hospital division sale.

  Income tax expense as a percentage of pre-tax income increased to 43.0% for the three months ended December 31, 1995 from 41.5% for the previous year. The increase in the rate principally resulted from the impact of non-deductible goodwill on lower income subject to income tax and from higher income subject to income taxes for state tax purposes.

                    NOVACARE, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS, Continued


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
DECEMBER 31, 1995 AND 1994

  Net revenues for the six months ended December 31, 1995 decreased from the prior year by $63.9 million or 13.8% to $399.1 million and earnings before interest, taxes, depreciation, amortization and minority interest ("EBITDA") decreased by $12.9 million or 21.8% to $46.2 million.

  The principal reason for the decrease in net revenues for the six months ended December 31, 1995 compared with the same period in the prior year was the inclusion of net revenues in the six months ended December 31, 1994 of $72.0 million from the medical rehabilitation hospital operations, which were sold effective April 1, 1995. This decrease was offset by (i) a 1.6% increase in contract therapy services billable hours combined with a 1.0% increase in net revenue per billable hour, (ii) a 11.9% increase in outpatient rehabilitation visits, resulting primarily from the full effect of 25 acquisitions in fiscal 1995, offset by a 3.0% decrease in net revenue per visit, and (iii) a 6.3% increase in orthotic and prosthetic net revenue per patient resulting from increased sales of higher priced prosthetic devices. The slight increase in contract therapy services billable hours results from an increase in therapist productivity offset somewhat by a decrease of approximately 1.0% in the number of therapists. The decrease in outpatient rehabilitation net revenues per visit reflects increased pricing pressure, a trend that is expected to continue.

  The decrease in EBITDA principally resulted from the sale of the medical rehabilitation hospital operations ($12.2 million in the first six months of fiscal 1995).

  Depreciation and amortization for the six months ended December 31, 1995 increased by $858,000 as compared with the prior year, primarily due to the full-year effect of acquisitions made during fiscal 1995 and the placing in service of certain internally-developed software offset by the inclusion in the six months ended December 31, 1994 of depreciation related to the medical rehabilitation hospital operations.

  Interest expense, net of investment income, decreased $7.3 million compared with the prior period principally as a result of the payoff of amounts borrowed under the Company's credit facility and increased cash as a result of the medical rehabilitation hospital division sale.

  Income tax expense as a percentage of pre-tax income increased to 43.0% for the six months ended December 31, 1995 from 40.1% for the previous year. The increase in the rate principally resulted from the impact of non-deductible goodwill on lower income subject to income tax and from higher income subject to income taxes for state tax purposes.

                    NOVACARE, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS, Continued


LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1995, the Company's working capital decreased $24.9 million to $230.2 million compared with $255.1 million at June 30, 1995. The decrease in working capital principally resulted from the purchase of approximately 3.4 million shares of the Company's stock for $24.9 million.

  The Company used $14.5 million of cash for capital expenditures during the first six months of fiscal 1996 compared with $11.7 million in the first six months of fiscal 1995. Capital expenditures generally relate to the costs incurred in connection with internally-developed software and normal leasehold renovations and equipment replacement.
In the first six months of fiscal 1996, the Company paid $2.0 million for acquisitions of four outpatient rehabilitation and three orthotic and prosthetic companies. The Company also paid $11.8 million for earnout arrangements relating to previous acquisitions.

  In connection with the sale of the hospital division, the Company is in the process of amending the credit facility, upon which no amounts are currently drawn, to reflect the sale of the medical rehabilitation hospital operations and other matters. At December 31, 1995, commitment availability had been reduced by $560,000 for issued letters of credit.

  The Company believes that the cash flows generated by the Company's operations, together with its existing cash and availability of credit under the credit facility, will be sufficient to meet the Company's short and long-term cash needs.

                    NOVACARE, INC. AND SUBSIDIARIES

                      PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security-Holders

   On October 26, 1995, the Company held its Annual Meeting of Stockholders for the fiscal year ended June 30, 1995. A description of the results of the election of Directors and each other matter voted upon at the meeting is set forth in "Item 4 - Submission of Matters to a Vote of Security-Holders" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, which information is such Item 4 is incorporated in its entirety by reference herein.


Item 6 - Exhibits and Reports on Form 8-K

(A)     Exhibit                     Exhibit                       Page
        Number                    Description                    Number
        -------                   -----------                    ------

        27        Financial Data Schedule

(B) The Company filed no reports on Form 8-K during the quarter ended December 31, 1995.

                    NOVACARE, INC. AND SUBSIDIARIES







                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NOVACARE, INC.
                              --------------------------
                              (Registrant)




February 14, 1996              By /s/  Robert E. Healy, Jr.
                              ----------------------------------
                                       Robert E. Healy, Jr.
                                       Senior Vice President,
                                       Finance & Administration and
                                       Chief Financial Officer



                              By /s/   Barry E. Smith
                              ----------------------------------
                                       Barry E. Smith,
                                       Vice President,
                                       Controller and
                                       Chief Accounting Officer