Form 10-Q
period 1996-03-31
NOVACARE INC
filed 1996-05-15
CIK 802843

U N I T E D   S T A T E S
  S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                 W A S H I N G T O N,  D C  2 0 5 4 9


                               FORM 10-Q



             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996


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

                     Yes    X    No


As of May 8, 1996, NovaCare, Inc. had 66,017,404 shares of common stock, $.01 par value, outstanding.

                    NOVACARE, INC. AND SUBSIDIARIES

               FORM 10-Q - QUARTER ENDED MARCH 31, 1996


                                 INDEX


Part No.  Item No.      Description                                 Page No.
- --------  --------      -----------                                 --------
 I                FINANCIAL INFORMATION

          1       Financial Statements
                  - Condensed Consolidated Balance Sheets as of
                     March 31, 1996 and 1995                            1

                  - Condensed Consolidated Statements of Operations
                     for the Three Months Ended March 31, 1996 and
                     1995                                               2

                  - Condensed Consolidated Statements of Operations
                     for the Nine Months Ended March 31, 1996 and
                     1995                                               3

                  -  Condensed Consolidated Statements of Cash Flows
                      for the Nine Months Ended March 31, 1996 and
                      1995                                              4

                  -  Notes to Condensed Consolidated Financial
                      Statements                                       5-6

          2       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 7-9

 II               OTHER INFORMATION

          4       Submission of Matters to a Vote of Security-Holders  10

          6       Exhibits and Reports on Form 8-K                     10

Signatures                                                             11

                    NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                As of March 31, 1996 and June 30, 1995
                            (In thousands)
                                                   March 31,     June 30,
                                                     1996          1995
                                                  ----------    ----------
                                                  (Unaudited)  (See Note 1)
ASSETS
Current assets:
  Cash and cash equivalents....................   $   73,459    $   158,636
  Accounts receivable, net of allowance at
   March 31, 1996 and at June 30, 1995 of
   $29,297 and $19,718, respectively...........      194,350        192,652
  Other current assets.........................       54,819         62,532
                                                  ----------     ----------
   Total current assets........................      322,628        413,820

Property and equipment, net....................       64,559         63,659
Excess cost of net assets acquired, net........      362,158        352,115
Other assets...................................       23,865         22,963
                                                  ----------     ----------
                                                  $  773,210     $  852,557
                                                  ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of financing arrangements....   $    9,427     $   32,684
  Accounts payable and accrued expenses........       77,533         93,088
  Income taxes payable.........................        9,859         32,922
                                                  ----------     ----------
   Total current liabilities...................       96,819        158,694

Financing arrangements, net of current portion.      186,583        192,331
Other..........................................       14,427         13,897
                                                  ----------     ----------
   Total liabilities...........................      297,829        364,922
                                                  ----------     ----------
Stockholders' equity:
  Common stock, $.01 par value; authorized
   200,000 shares, issued 66,015 shares at
   March 31, 1996 and 65,476 shares at
   June 30, 1995...............................          660            656
  Additional paid-in capital...................      253,393        250,857
  Retained earnings............................      245,019        238,149
                                                  ----------     ----------
                                                     499,072        489,662
  Less: Common stock in treasury (at cost),
         3,210 shares at March 31, 1996 and
         187 shares at June 30, 1995...........      (23,465)        (1,614)
        Deferred compensation..................         (226)          (413)
                                                  ----------     ----------
   Total stockholders' equity..................      475,381        487,635
                                                  ----------     ----------
                                                  $  773,210     $  852,557
                                                  ==========     ==========

 The accompanying Notes to Condensed Consolidated Financial Statements
               are an integral part of these statements.

                    NOVACARE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share data)
                              (Unaudited)

                                                     Three Months Ended
                                                           March 31,
                                                  -------------------------
                                                     1996           1995
                                                  ----------     ----------
Net revenues..................................    $  191,393     $  240,898
Operating costs:
   Salaries, wages and benefits...............       135,901        152,412
   Rental expense.............................         6,938          9,353
   Supply costs...............................         6,190          5,862
   Other......................................        26,283         38,170
   Provision for uncollectible accounts.......         4,520          4,812
   Depreciation...............................         5,236          4,925
   Amortization of excess cost of net
     assets acquired..........................         2,504          2,908
   Provision for restructure and other
     special charges..........................        13,370          1,000
                                                  ----------     ----------
      Income from operations..................        (9,549)        21,456

Investment income.............................           816            660
Interest expense..............................        (2,986)        (6,651)
Minority interest.............................           (22)          (109)
                                                  ----------     ----------
      Income before income taxes..............       (11,741)        15,356

Income taxes..................................        (3,161)         6,403
                                                  ----------     ----------
      Net (loss) income.......................    $   (8,580)     $   8,953
                                                  ==========     ==========
      Net (loss) income per share.............    $     (.13)     $     .14
                                                  ==========     ==========
      Weighted average number of shares
        outstanding...........................        63,813         64,953
                                                  ==========     ==========















 The accompanying Notes to Condensed Consolidated Financial Statements
               are an integral part of these statements.

                    NOVACARE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share data)
                              (Unaudited)

                                                        Nine Months Ended
                                                            March 31,
                                                     ----------------------
                                                       1996          1995
                                                     --------      --------
Net revenues..................................     $  590,487     $  703,909
Operating costs:
   Salaries, wages and benefits...............        396,220        441,263
   Rental expense.............................         20,790         27,670
   Supply costs...............................         18,500         17,005
   Other......................................         84,667        116,898
   Provision for uncollectible accounts.......         12,588         11,725
   Depreciation...............................         15,825         14,103
   Amortization of excess cost of net
     assets acquired..........................          7,456          8,413
   Provision for restructure and other
     special charges..........................         13,370          1,000
                                                   ----------     ----------
       Income from operations.................         21,071         65,832

Investment income.............................          3,912          1,969
Interest expense..............................         (9,551)       (18,764)
Minority interest.............................            (67)          (379)
                                                   ----------     ----------
      Income before income taxes..............         15,365         48,658

Income taxes..................................          8,495         19,770
                                                   ----------     ----------
      Net income..............................     $    6,870     $   28,888
                                                   ==========     ==========
      Net income per share....................     $      .11     $      .44
                                                   ==========     ==========
      Weighted average number of shares
        outstanding...........................         64,560         65,081
                                                   ==========     ==========















 The accompanying Notes to Condensed Consolidated Financial Statements
               are an integral part of these statements.

                    NOVACARE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                              (Unaudited)
                                                     Nine Months Ended
                                                         March 31,
                                                 -------------------------
                                                    1996           1995
                                                 ----------     ----------
Cash flows from operating activities:
Net income..................................     $    6,870     $   28,888

Adjustments to reconcile net income to net
cash flows provided by operating activities:
  Depreciation and amortization.............         23,281         22,516
  Minority interest.........................             67            379
  Provision for uncollectible accounts......         12,588         11,725
  Deferred income taxes.....................         (6,202)          (988)
  Non-cash portion of provision for
    restructure.............................          6,978              -
  Changes in assets and liabilities, net of
    effects from acquisitions:
     Accounts and notes receivable, net.....        (13,284)      (29,558)
     Other current assets...................         (1,583)       (1,772)
     Accounts payable and accrued expenses..        (12,691)      (15,412)
     Income taxes payable...................          6,018        (4,355)
     Other, net.............................           (810)         (469)
                                                 ----------    ----------
     Net cash flows provided by operating
       activities...........................         21,232        10,954
                                                 ----------    ----------
Cash flows from investing activities:
Proceeds from sales of available for sale
  securities................................             -         40,757
Net payment in connection with the sale of
  hospital operations.......................       (13,208)             -
Payments for businesses acquired, net of
  cash acquired.............................       (18,974)       (68,056)
Additions to property, equipment and
  capitalized software......................       (19,903)       (21,157)
Other, net..................................        (2,204)        (1,720)
                                                ----------     ----------
     Net cash flows used in investing
       activities...........................       (54,289)       (50,176)
                                                ----------     ----------
Cash flows from financing activities:
Proceeds from financing arrangements........           133         73,503
Payment of financing arrangements...........       (29,778)       (42,462)
Net (payment for)/proceeds from common
  stock purchases/issued....................       (22,475)           570
                                                ----------     ----------
     Net cash flows (used in)/provided by
       financing activities.................       (52,120)        31,611
                                                ----------     ----------
Net decrease in cash and cash equivalents...       (85,177)        (7,611)
Cash and cash equivalents, beginning of
  period....................................       158,636         38,024
                                                ----------     ----------
Cash and cash equivalents, end of period....    $   73,459     $   30,413
                                                ==========     ==========
Supplemental disclosures of cash flow
information:
 Interest paid..............................    $   11,241     $   18,821
                                                ==========     ==========
 Income taxes paid, including $29,200
  related to the sale of hospital operations
  for the nine months ended March 31, 1996..    $   39,594     $   26,255
                                                ==========     ==========

 The accompanying Notes to Condensed Consolidated Financial Statements
               are an integral part of these statements.

                    NOVACARE, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1996
                            (In thousands)
                              (Unaudited)


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

       Operating results for the three and nine-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for a full year or any portion thereof. Effective April 1, 1995, the Company sold its medical rehabilitation hospital operations. Had the sale of the medical rehabilitation hospital operations taken place on July 1, 1994, pro forma unaudited net revenues for the nine months ended March 31, 1995 would have been $593,264 and pro forma unaudited income from operations would have been $50,699.

2.   Provision for Restructure

       During the third quarter of fiscal 1996, the Company recorded a provision for restructure pertaining to the consolidation and reorganization of its outpatient and orthotic and prosthetic operations and certain administrative functions. The provision reflects the cost of exiting and combining facilities, along with severance for work force reductions. The provision consists of the following:

          Asset write-offs, net of estimated
            proceeds from sale.......................   $  5,965
          Lease termination costs....................      4,032
          Employee severance costs...................      2,931
          Other......................................        442
                                                        --------
                                                        $ 13,370
                                                        ========

       Employee severance costs incurred in the provision represent the accumulation of termination benefits set forth in the Company's severance policy. The outpatient and orthotic and prosthetics consolidation and reorganization will be completed by March 31, 1997. Of the $13,370 charge, approximately $6,142 remained accrued at March 31, 1996.

       During the first nine months of fiscal 1996, the Company continued to implement the productivity and cost reduction program initiated in fiscal 1995. This program, consisting of closing certain contract services offices, orthotic and prosthetic branches and outpatient centers in selected markets, and the consolidation of certain finance and other administrative functions, is in progress, and is expected to be substantially complete by the end of the fiscal year.

                    NOVACARE, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1996
                            (In thousands)
                              (Unaudited)


       During the first six months of fiscal 1996, the Company completed the employee reduction portion of the restructure program initiated in the fourth quarter of fiscal 1995 by terminating 660 employees. The Company anticipates that lease termination costs will be in excess of those contemplated in the charge taken in fiscal 1995 to close certain contract services offices. These additional costs will be offset by lower than anticipated severance costs. As of March 31, 1996, reserves for restructuring activities initiated in the fourth quarter of fiscal 1995 total $4,373.

3.   Financing Arrangements

       Financing arrangements consisted of the following:

                                                   March 31,      June 30,
                                                     1996           1995
                                                  ----------     ----------
  Convertible subordinated debentures (5.5%),
   due January 2000.............................  $  175,000     $  175,000
  Reverse repurchase agreements (5.65%),
   payable through September 30, 1995...........           -         18,000
  Subordinated promissory notes (5% to 9%),
   payable through 2005.........................      18,041         26,867
  Notes (6% to 10.5%), payable through
   January 1998.................................         123            720
  Capitalized lease obligations, payable
   through 2000.................................       2,846          4,428
                                                  ----------     ----------
                                                     196,010        225,015
  Less: current portion.........................       9,427         32,684
                                                  ----------     ----------
                                                  $  186,583     $  192,331
                                                  ==========     ==========

       The Company has in place a revolving credit facility with a syndicate of lenders providing for a total commitment of up to $150,000, upon which no amounts are currently drawn. The Company anticipates finalization of the amendments to the revolving credit facility by the end of the fourth quarter of fiscal 1996.

4.  Contingencies

    The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse affect on the financial position or results of operations of the Company.

    Certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at March 31, 1996 of approximately $26,334 in cash and 648 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. For the nine months ended March 31, 1996 and March 31, 1995, the Company paid $14,532 and $8,998 in cash, respectively, and issued 605 and 914 shares, respectively, of common stock in connection with businesses acquired in prior years.

                    NOVACARE, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 1996 AND 1995

  Net revenues for the three months ended March 31, 1996 decreased from the prior year by $49.5 million or 20.55% to $191.3 million and earnings before interest, taxes, depreciation, amortization, provision for restructure and other special charges, and minority interest
("Adjusted EBITDA") decreased by $18.7 million or 61.8% to $11.6 million.

  The principal reason for the decrease in net revenues for the three months ended March 31, 1996 compared with the same period in the prior year was the inclusion in net revenues for the three months ended March 31, 1995 of $38.6 million from the medical rehabilitation hospital operations, which were sold effective April 1, 1995. Net revenues for the third quarter ended March 31, 1996 also included a $10.5 million charge to fully reflect payor allowances that had not been sufficiently recognized by certain billing systems. The Company has implemented a new methodology for estimating allowances pending implementation of a fully integrated system in the upcoming year.

  The decrease in revenues associated with the sale of the medical rehabilitation hospital operations and the adjustment to net revenues was coupled with a decrease in outpatient rehabilitation net revenue per visit. These factors were offset by a 1.6% increase in net revenue per billable hour in the contract therapy services business and a 2.2% increase in net revenue per patient in the orthotic and prosthetic business resulting from increased sales of higher priced prosthetic devices. The increase in contract therapy services billable hours remained relatively unchanged as a result of an increase in therapist productivity offset by a 4.4% decrease in the number of therapists.
The decrease in outpatient rehabilitation net revenues per visit reflects increased pricing pressure, a trend that is expected to continue. This is a forward looking statement that, together with all other forward looking statements contained below, is expressly qualified by the cautionary statement on page 9, which identifies significant factors that could cause results to differ materially.

  The decrease in Adjusted EBITDA resulted principally from the sale of the medical rehabilitation hospital operations ($7.2 million in the third quarter of fiscal 1995) and the $10.5 million adjustment to net revenues.

  Depreciation and amortization for the three months ended March 31, 1996 decreased by $93,000 as compared with the prior year, primarily due to the inclusion in the three months ended March 31, 1995 of depreciation related to the medical rehabilitation hospital operations offset by the full-year effect of depreciation of assets from businesses acquired during fiscal 1995 and placing in service certain internally-developed software during fiscal 1996.

  Interest expense, net of investment income, decreased $3.8 million compared with the prior period principally as a result of the payoff of amounts borrowed under the Company's credit facility and increased cash invested as a result of the sale of the medical rehabilitation hospital operations.

  For the three months ended March 31, 1996, the income tax benefit as a percentage of the pretax loss was 26.9% as a result of the benefit associated with the provision for restructure and the adjustment to net revenues offset by the cumulative effect of these charges on the effective income tax rate. Had the provision for restructure and the adjustment to net revenues not taken place, income tax expense as a percentage of pretax income would have increased to 43.0% for the three months ended March 31, 1996 from 41.7% for the previous year. The increase in the rate resulted principally from the impact of non-deductible goodwill on lower income subject to income tax and from a higher level of income subject to state income taxes.

                    NOVACARE, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS, Continued

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
MARCH 31, 1996 AND 1995

  Net revenues for the nine months ended March 31, 1996 decreased from the prior year by $113.4 million or 16.1% to $590.5 million and earnings before interest, taxes, depreciation, amortization, provision for restructure and other special charges, and minority interest ("Adjusted EBITDA") decreased by $31.6 million or 35.4% to $57.7 million.

  The principal reason for the decrease in net revenues for the nine months ended March 31, 1996 compared with the same period in the prior year was the inclusion in net revenues for the nine months ended March 31, 1995 of $110.6 million from the medical rehabilitation hospital operations, which were sold effective April 1, 1995. Net revenues for the nine months ended March 31, 1996 also included a $10.5 million charge to fully reflect payor allowances that had not been sufficiently recognized by certain billing systems. The Company has implemented a new methodology for estimating allowances pending implementation of a fully integrated system in the upcoming year.

  The decrease in net revenues associated with the sale of the medical rehabilitation hospital operations and the adjustment to net revenues reserves was offset by (i) a 1.2% increase in net revenue per billable hour combined with a .2% increase in contract therapy services billable hours, (ii) a 5.4% increase in outpatient rehabilitation visits, resulting primarily from the full effect of 25 acquisitions in fiscal 1995, offset by a 2.0% decrease in net revenue per visit, and (iii) a 4.7% increase in orthotic and prosthetic net revenue per patient resulting from increased sales of higher priced prosthetic devices.
The slight increase in contract therapy services billable hours results from an increase in therapist productivity offset somewhat by a decrease of approximately 4.4% in the number of therapists. The decrease in outpatient rehabilitation net revenues per visit reflects increased pricing pressure, a trend that is expected to continue.

  The decrease in Adjusted EBITDA principally resulted from the sale of the medical rehabilitation hospital operations ($19.4 million in the first nine months of fiscal 1995) and the $10.5 million adjustment to net revenues.

  Depreciation and amortization for the nine months ended March 31, 1996 increased by $765,000 as compared with the prior year, primarily due to the full-year effect of depreciation of assets from businesses acquired during fiscal 1995 and placing in service certain internally-developed software during fiscal 1996 offset by the inclusion in the nine months ended March 31, 1995 of depreciation related to the medical rehabilitation hospital operations.

  Interest expense, net of investment income, decreased $11.2 million compared with the prior period principally as a result of the payoff of amounts borrowed under the Company's credit facility and increased cash invested as a result of the sale of the medical rehabilitation hospital operations.

  Income tax expense as a percentage of pretax income increased to 55.3% for the nine months ended March 31, 1996 from 40.6% for the previous year. The increase in the rate resulted principally from the impact of non-deductible goodwill on lower income subject to income tax as a result of the provision for restructure and the adjustment to net revenues. The increase in rate also resulted from a higher level of income subject to state income taxes.

                    NOVACARE, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS, Continued



Liquidity and Capital Resources

  At March 31, 1996, the Company's working capital decreased $29.3 million to $225.8 million compared with $255.1 million at June 30, 1995. The decrease in working capital resulted principally from i) the purchase of approximately 3.4 million shares of the Company's stock for $24.9 million, ii) the payment of $14.0 million for business acquisitions, iii) capital expenditures of $19.9 million, and iv) the $10.5 adjustment to net revenues. These decreases were offset by net income and other non-cash charges of $38.0 million.

  The Company used $19.9 million of cash for capital expenditures during the first nine months of fiscal 1996 compared with $21.2 million in the first nine months of fiscal 1995. Capital expenditures generally relate to the costs incurred in connection with internally-developed software, leasehold renovations and equipment replacement.
In the first nine months of fiscal 1996, the Company paid $5.0 million for acquisitions of six outpatient rehabilitation companies, three orthotic and prosthetic companies and one sub-acute management company. The Company also paid $14.0 million for earnout arrangements relating to previous acquisitions.

  The Company is in the process of amending its credit facility, upon which no amounts are currently drawn, to reflect the sale of the medical rehabilitation hospital operations, to reduce the total commitment from $175,000 to $150,000, and other matters. At March 31, 1996, commitment availability had been reduced by $560,000 for issued letters of credit.

  The Company believes that the cash flows generated by the Company's operations, together with its existing cash and availability of credit under the credit facility, will be sufficient to meet the Company's short and long-term cash needs.

Cautionary Statement

  Except for historical information, matters discussed above are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include the timing and nature of reimbursement changes (including imposition of, and changes in, salary equivalency rates for Medicare, changes in workers' compensation and other governmental rate and reimbursement system changes), the number and productivity of clinicians, decisions by chain customers as to whether to take therapy and other services in-house, pricing of managed care and other third party contracts, the direction and success of competitors, management retention and development, management's success in developing and introducing new products and lines of business and unanticipated market changes.

                    NOVACARE, INC. AND SUBSIDIARIES

                      PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security-Holders

None.

Item 6 - Exhibits and Reports on Form 8-K


(A)   Exhibit                                                   Page
      Number           Exhibit Description                      Number
      -------          -------------------                      ------
        10       Employment Agreement with Ronald G. Hiscock
        27       Financial Data Schedule


(B) The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

                    NOVACARE, INC. AND SUBSIDIARIES







                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NOVACARE, INC.
                              --------------
                              (Registrant)




May 15, 1996                         By /s/  Robert E. Healy, Jr.
                                        -------------------------
                                        Robert E. Healy, Jr.
                                        Senior Vice President,
                                        Finance & Administration and
                                        Chief Financial Officer




                                     By /s/  Barry E. Smith
                                        -------------------
                                        Barry E. Smith,
                                        Vice President,
                                        Controller and
                                        Chief Accounting Officer