Form 10-K
period 1996-06-30
NOVACARE INC
filed 1996-09-23
CIK 802843

                                      LOGO
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

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

     AS OF SEPTEMBER 6, 1996, 62,461,021 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES WAS APPROXIMATELY $557,543,691. (DETERMINATION OF STOCK OWNERSHIP BY NON-AFFILIATES WAS MADE SOLELY FOR THE PURPOSE OF RESPONDING TO THIS REQUIREMENT AND THE REGISTRANT IS NOT BOUND BY THIS DETERMINATION FOR ANY OTHER PURPOSE.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III INCORPORATES INFORMATION BY REFERENCE FROM PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON OCTOBER 31, 1996.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        NOVACARE, INC. AND SUBSIDIARIES

                  FORM 10-K -- FISCAL YEAR ENDED JUNE 30, 1996

                       CONTENTS AND CROSS REFERENCE SHEET
          FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K

FORM 10-K   FORM 10-K                                                                    FORM 10-K
 PART NO.   ITEM NO.                             DESCRIPTION                             PAGE NO.
- ----------  ---------   -------------------------------------------------------------    ---------
I                1      Business.....................................................         1
                               The Company...........................................         1
                               Rehabilitation Industry Background....................         1
                               Company Strategy......................................         2
                               Outpatient Services...................................         4
                               Occupational Health Services..........................         5
                               Integrated Delivery Systems...........................         6
                               Long-Term Care Services...............................         6
                               Professional Employer Organizations...................         9
                               Competition...........................................         9
                               Reimbursement/Government Relations....................        10
                               Government Regulation.................................        12
                               Insurance.............................................        13
                               Employees.............................................        13
                               Executive Officers of the Registrant..................        14
                 2      Properties...................................................        16
                 3      Legal Proceedings............................................        16
                 4      Submission of Matters to a Vote of Security Holders..........        16
II               5      Market for Registrant's Common Equity and Related Shareholder
                          Matters....................................................        16
                 6      Selected Financial Data......................................        17
                 7      Management's Discussion and Analysis of Financial Condition
                          and Results of Operations..................................        18
                 8      Financial Statements and Supplementary Data..................        25
                 9      Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure...................................        41
III             10      Directors and Executive Officers of the Registrant...........        41
                11      Executive Compensation.......................................        41
                12      Security Ownership of Certain Beneficial Owners and
                          Management.................................................        41
                13      Certain Relationships and Related Transactions...............        41
IV              14      Exhibits, Financial Statement Schedules and Reports of Form
                          8-K........................................................        41
Signatures...........................................................................        42

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     NovaCare, Inc. ("NovaCare" or the "Company") was organized and formed in 1985 and is the leading national provider of medical rehabilitation services outside the medical rehabilitation hospital setting.

     Rehabilitation is the process that restores individuals disabled by trauma or disease to their optimal level of functionality and self-sufficiency. Over 80% of individuals receiving rehabilitation services return to the community in productive endeavors or to active retirement. NovaCare's comprehensive medical rehabilitation services include: (i) providing rehabilitation therapy, subacute and rehabilitation program consulting and management services on a contract basis to health care institutions, primarily long-term care facilities, and (ii) providing outpatient, orthotic and prosthetic ("O&P") and occupational health rehabilitation services through a national network of patient care centers and integrated delivery systems comprising health care providers and payors. The Company operated medical rehabilitation hospitals until April 1, 1995, the effective date of the sale of such hospitals, discussed in Part II to this Form 10-K. For the fiscal year ended June 30, 1995, the medical rehabilitation hospitals represented 12% of the Company's consolidated net revenues.

REHABILITATION INDUSTRY BACKGROUND

     Depending on an individual's diagnostic and therapeutic needs, rehabilitation services are delivered in a variety of settings, including rehabilitation hospitals, rehabilitation units in acute care hospitals, long-term care facilities, outpatient rehabilitation facilities, rehabilitation agencies and clinics, schools and patients' homes. These services are provided by a variety of healthcare professionals including physiatrists and other qualified rehabilitation physicians, occupational, physical and respiratory therapists, rehabilitation nurses, speech-language pathologists, audiologists, psychologists, social workers, orthotists, prosthetists, recreational therapists, rehabilitation counselors and others.

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

          Cost-effectiveness of service. A major factor in the growth of the rehabilitation industry is the recognition by payors (insurance companies, managed care plans, employers, government programs and individual patients) of the benefits of rehabilitation in reducing lifetime costs of care. Recent studies suggest that from $11.00 to $30.00 in medical costs are saved for every dollar spent on rehabilitation. Efforts to reduce workers' compensation expenses have also stimulated demand for rehabilitation of injured workers and workhardening and injury-prevention programs in the work place.

          Reimbursement for services. The reimbursement for patients in acute care hospitals encourages their rapid discharge while they remain in need of rehabilitation services. Rehabilitation services are covered for payment by Medicare and Medicaid and are typically covered by commercial health insurance policies, including managed care plans. Under the Omnibus Budget Reconciliation Act of 1987, long-term care facilities that participate in the Medicare program are required to offer physical therapy, occupational therapy and speech-language pathology services to improve the functionality of patients.

COMPANY STRATEGY

  Values Based Business

     The Company's management has formally set forth the Company's values -- what NovaCare stands for, what motivates its employees, and what sets NovaCare apart -- and communicated and discussed them with each of its employees. These values include the Company's:

    Credo     Helping Make Life a Little Better
    Purpose   To effectively meet the rehabilitation needs of our patients through clinical leadership
    Beliefs   Respect for the Individual
              Service to the Customer
              Pursuit of Excellence
              Commitment to Personal Integrity

     It is management's belief that a strong commitment to these values will enable the Company's employees to build the business and their careers, and that these values are a foundation upon which NovaCare's business plans are developed.

  Emphasis on Rehabilitation Services

     NovaCare's rehabilitation services strategy is to integrate its expert rehabilitation and specialty health care services with managed care, hospital and long-term care delivery systems. The Company's strategy is formulated to maintain NovaCare's position as the largest provider of low-cost, clinically excellent, medical rehabilitation services outside the medical rehabilitation hospital setting. The strategy is based on the belief that:

     - Medical rehabilitation services will continue to experience steady or growing demand because health care payor cost-containment efforts will continue to drive patients toward lower-cost services.

     - Managed care is expected to grow at the rate of 15% per year over the next decade, demanding high quality health care services at a reasonable cost.

     - In geographic markets, large integrated delivery systems comprising healthcare providers and payors will be networked as referral sources to facilitate integrated patient care and to ease administration for payors and providers.

     - The aging of the population will increase the demand for medical rehabilitation services as the elderly consume a disproportionate amount of rehabilitation care.

     - Purchasers of medical rehabilitation services will increase their emphasis on cost-effective clinical outcomes in the selection of rehabilitation providers.

     - Costs can be lowered through clinical and systems innovations coupled with "flat" organizations having broad spans of control.

     - Medical rehabilitation services, outside the medical rehabilitation hospital setting are not capital intensive, allowing for responsiveness to changes in reimbursement or market conditions and for internal growth, without the use of substantial capital resources.

  Plan for Growth

     The Company experienced significant growth in the years prior to fiscal 1996, largely from acquisitions. During the past year, management curtailed its acquisition activity in order to restructure the organization in light of anticipated regulatory changes relating to long-term care services, recent government efforts to reform health care (see "Reimbursement/Government Relations," discussed later), and the increasing penetration of managed care in the outpatient rehabilitation customer base.

     The new organization is substantially complete, resulting in significantly reduced overhead costs, highly centralized administrative support services to all NovaCare's businesses, and the flexibility to respond to business growth and industry changes.

     The Company's plan for growth has four principal components: (i) expansion of its national network of outpatient rehabilitation and O&P centers, (ii) development of a national network of occupational health services capabilities,
(iii) affiliation with integrated delivery systems in targeted geographic markets, and (iv) entry into the professional employer organization industry.

     Expansion of Outpatient Rehabilitation and O&P Services. NovaCare plans to expand the Company's extensive network of outpatient rehabilitation and O&P sites in targeted geographic markets through acquisitions and start-up centers. Management believes that the size and density of NovaCare's outpatient services network in many markets positions the Company favorably to affiliate with integrated delivery systems and to compete for referrals from managed care organizations and industrial customers.

     Development of Occupational Health Services. Occupational health services are integrated systems of care for injured or ill workers covered by workers' compensation insurance. The system includes a network of physician practices specializing in occupational healthcare who oversee the workers' initial evaluation, care planning, and clinical progress through their return to work. Treatment of patients is generally performed in healthcare centers comparably equipped to NovaCare's outpatient rehabilitation centers.

     The Company plans to acquire established occupational health services practices in targeted geographic markets. The Company believes such acquisitions will compliment the Company's expansion of outpatient services, capitalize on patient flow synergies and further position NovaCare for affiliation with integrated delivery systems, managed care referrals and industrial customers.

     Affiliation with Integrated Delivery Systems ("IDS's"). NovaCare intends to affiliate its rehabilitation services, principally outpatient and occupational health services, with leading healthcare IDS's in targeted geographic markets. Management believes that as the largest combined outpatient rehabilitation and O&P services network in the United States and an emerging occupational health services network, NovaCare is in the best position to meet the needs of an IDS. NovaCare offers the attributes that an IDS looks for in a partner: (i) dispersed outpatient services capabilities, (ii) excellent clinical reputation and outcomes, (iii) sophisticated systems capabilities to track and measure patient progress through their plans of care, and (iv) a strong financial position to support expansion of network growth.

     Entry into the Professional Employer Organization ("PEO") Industry. PEO's provide small and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment management. The employment management services provided by a PEO include human resource and payroll administration, employment regulatory compliance management, workers' compensation coverage, healthcare and other employee benefits. A PEO establishes a co-employer relationship with its clients and contractually assumes substantial employer responsibilities with respect to work-site employees.

     NovaCare's plan is to acquire PEO's in the same targeted markets in which the Company intends to be affiliated with integrated delivery systems. NovaCare's ability to manage both a meaningful portion of the healthcare services and the employee workforce in a local market affords the following benefits: (i) reduced workers' compensation costs, (ii) increased access to patient flow for NovaCare's medical rehabilitation centers and its integrated delivery system partners, and (iii) increased leverage in negotiating the purchase of healthcare and other benefits.

     As a large employer, managing 14,500 geographically dispersed employees in 2,300 sites in 43 states, NovaCare provides a comprehensive range of employment-related services. Management believes that additional economies of scale can be attained by entering into agreements with numerous small to medium-sized employers to perform employment-related functions of the quality and cost typically not available to businesses of that size. Management also believes that a PEO affords an attractive solution for long-term care facilities which, as an industry, have the highest workers' compensation claims in the United States. The Company's existing customer base of small- and medium-sized long-term care facilities in which the Company provides therapy services on a contract basis, discussed later, offers a potential source for NovaCare to contract PEO services.

  Cost Containment

     A central aspect of the Company's strategy is to position itself as a low-cost provider of rehabilitation services. Clinical improvements and innovation are expected to lower the cost of rehabilitation service delivery. The Company's management is devoting a substantial portion of its efforts to such clinical objectives in addition to managing other costs. Management believes its efforts to flatten and increase the flexibility of the organization to respond to change and its investment in common, efficiency enhancing clinical and administrative systems will allow the Company to operate successfully in an increasingly challenging reimbursement environment.

  Clinical Leadership and Outcomes

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

OUTPATIENT SERVICES

     During fiscal year 1996, NovaCare merged its outpatient services businesses, comprising outpatient rehabilitation and O&P services, under a common management team to take advantage of administrative and operational economies of scale and in light of the evolution of rehabilitation services toward IDS's. For the fiscal years ended June 30, 1996 and 1995, outpatient services represented 37% and 31% respectively, of the Company's consolidated net revenues.

  Outpatient Rehabilitation Services

     Management believes that NovaCare is a leading provider of freestanding outpatient rehabilitation services in the United States, with a national network of 326 centers, comprising stand-alone clinics, hospital-based clinics and employer on-site clinics. Through these settings, licensed physical and occupational therapists develop individual treatment plans to rehabilitate patients recovering from musculoskeletal injury and/or surgery.

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

     Analysts estimate that the outpatient rehabilitation industry approximates $11 billion and is growing at a rate of 8-10% per year. NovaCare's share of the industry total, based on fiscal 1996 revenues, is approximately 2%.

  Orthotic and Prosthetic Services

     NovaCare is the largest custom O&P patient care services organization in the U.S. with approximately 10% market share. Services are provided by 363 orthotists and prosthetists, referred to as practitioners, through 130 patient care centers.

     Orthotic rehabilitation involves the fitting, design, fabrication and use of custom-made braces and support devices for treatment of musculoskeletal conditions resulting from illness, injury or congenital anomalies. Prosthetic rehabilitation involves the fitting, fabrication and use of custom-made artificial limbs typically required by people who have suffered the loss of a limb from vascular diseases, diabetes, cancer or trauma. During fiscal 1995, the Company acquired Sabolich Prosthetic and Research Center ("Sabolich"), a nationally renowned leader in prosthetic research, design and patient care, providing services at four patient care centers throughout the U.S. The breakthrough technology and research provided by Sabolich is believed by management to clinically differentiate NovaCare in O&P services worldwide.

     The principal referral source for O&P rehabilitation services is the orthopedic surgeon. However, other specialized physicians, such as physiatrists and vascular surgeons, and managed care payors have emerged as important referral sources. Secondary referral sources include physical therapists, orthopedic nurses, orthopedic technicians and other rehabilitation professionals.

     The O&P rehabilitation industry is estimated to be a $1.0 billion industry. According to industry sources, O&P patient care services in the United States are currently provided through more than 1,100 patient care centers.

OCCUPATIONAL HEALTH SERVICES

     Occupational health services comprise the treatment for work-related injuries and illnesses, physical and rehabilitation therapy, pre-placement physical examinations and evaluations, case management, diagnostic testing and other employer-requested or government-mandated services. The most common work related injuries are soft tissue injuries, lacerations, moderate trauma injuries to the spine or extremities, and exposure to hazardous materials. Treatments are provided by licensed physicians, registered nurses and physical therapists. The physicians are generally trained and experienced in occupational and industrial medicine or have other medical backgrounds compatible with occupational related injuries.

     The occupational health services market is highly fragmented. Industry analysts estimate that there are more than 2,000 occupational healthcare locations in the United States, representing a $30 billion industry. The Company believes that, due to increasing business and regulatory complexity, capital requirements and the development of IDS networks, an increasing number of physicians specializing in occupational health services are seeking to affiliate with large healthcare service organizations.

     The dollar amount of workers' compensation claims has increased significantly in recent years, resulting in escalating employer costs. The increase is attributable to: (i) an increase in work-related injuries and illnesses, (ii) the rise in the cost of healthcare, and (iii) the requirement that employers pay the majority of lost wages, replacement wages, legal and other benefit expenses. In the aggregate, workers' compensation costs amounted to $63 billion annually in the United States in 1993. Occupational health services is an employers' solution to controlling workers' compensation costs attributable to medical costs and lost time from work.

     NovaCare currently manages work injury rehabilitation and prevention programs for employers through on-site programs and outpatient care through the Company's outpatient services. NovaCare performs work-site analysis to assess workplace risk, provide work-site safety programs and help employers comply with work-related state and federal requirements. By acquiring practices in targeted markets, NovaCare plans to expand its linkage with workers needing occupational rehabilitation, enhance the patient volume of outpatient rehabilitation through occupational health referrals, and increase the attractiveness of the Company to potential IDS partners.

INTEGRATED DELIVERY SYSTEMS

     IDS's are a vertical integration of healthcare providers, physicians and payors who mutually benefit by networking to (i) increase patient referral opportunities and access to services, (ii) lower administrative and capital costs, and (iii) control the quality of patient care. Membership in an IDS is generally on the basis of a contractual or shared ownership agreement. Under a contractual agreement, the IDS member is essentially a vendor with an exclusive or non-exclusive short-term commitment to participate in the IDS. Shared ownership arrangements are typically in the form of a joint venture wherein the IDS member enters into a long-term (5 years or more) exclusive commitment and shares in IDS profits and losses. Such an arrangement is essentially a partnership with shared control and specific dissolution terms. NovaCare intends to pursue IDS memberships principally on a shared ownership basis.

     NovaCare plans to enter IDS arrangements in targeted geographic markets in which the Company currently has an existing network of outpatient services sites, or through acquisitions or start-ups, and will have a significant enough presence in a targeted market to engage in an IDS affiliation. Targeted markets are selected on the basis of demographics, ability to retain market share, pricing levels, labor costs, synergies with potential partners operationally and culturally, and the ability to affect IDS affiliation due to the provider, physician and payor structure in the market.

     In fiscal 1996, the Company entered into its inaugural IDS joint venture in Atlanta with Columbia/HCA, the largest healthcare provider in the United States. NovaCare and Columbia/HCA contributed their outpatient rehabilitation sites to a newly formed company under joint ownership. NovaCare provides management services to the joint venture, which is made up of 18 outpatient sites formerly owned entirely by NovaCare or Columbia/HCA. In addition, the joint venture manages rehabilitation at eight Columbia/HCA hospital-based sites.

LONG-TERM CARE SERVICES

     NovaCare's long-term care services portfolio consists of contract therapy, management, consulting and temporary staffing services delivered principally to long-term care providers. For the fiscal years ended June 30, 1996 and 1995, long-term care services represented 63% and 57%, respectively, of the Company's consolidated net revenues.

  Contract Therapy Services

     NovaCare provides multi-disciplinary rehabilitation therapy services on a contract basis, principally to long-term care facilities. The multi-disciplinary team comprises physical therapists, occupational therapists, and speech-language pathologists working together to improve the ability of patients to perform the activities of daily living. Physical therapy effects improved muscular and neural responses in an effort to improve patients' physical strength and range of motion. Occupational therapy is the evaluation and treatment of physical, cognitive and psychosocial performance deficits in activities of daily living. Speech-language pathology is the diagnosis and treatment of speech, language, voice and swallowing disorders.

     NovaCare is the largest contract therapy provider to the long-term care industry with a market share of approximately 11%, as measured by fiscal 1996 net revenues. As of June 30, 1996, NovaCare provided these services in more than 1,800 facilities located in 42 states.

     Analysts estimate that the market for therapy services delivered under contract to long-term care facilities is approximately $4.5 billion. A 1995 management-sponsored survey indicated that 73% of long-term care facility rehabilitation services are performed on a contract basis.

     The long-term care industry has typically contracted for therapy services for the following reasons:

          Insufficient caseload. The average nursing facility of approximately 100 beds has insufficient and/or fluctuating caseload, which makes it uneconomical to operate its own therapy program with the full-time employment of therapists and the associated costs of administration.

          Supply of therapists. There is an inadequate supply of therapists and the work force is characterized by high turnover. Consistent staffing levels are difficult to maintain, which jeopardizes service levels and quality.

          Expertise. Therapy revenues represent a relatively small percentage of a nursing facility's total revenues and operating activities. Reimbursement and regulatory complexities concerning appropriate utilization, documentation, denials management and quality oversight, if inadequately administered, can seriously erode the profitability of therapy programs staffed by and managed by employees of the long-term care facility. As a result, nursing facilities frequently choose to contract for specialized expertise.

     In the current unsettled reimbursement environment (See "Reimbursement/Government Relations", discussed later), NovaCare believes that it is well-positioned to compete effectively with other contract therapy companies due to: (i) its highly centralized administrative functions and flexible organization structure which can respond to business growth and industry change, (ii) a nationwide recruiting organization and substantial staffing capabilities, (iii) a multi-disciplinary team approach to therapy that is designed to deliver a high level of quality and efficient care, (iv) sophisticated management information systems to assist clinicians and management in analyzing clinical outcomes, therapy utilization, claim denials, staffing and educational activities, (v) a clinical support network to provide timely expert clinical advice to care providers, (vi) a nationwide sales organization to secure customer contracts in support of business growth and (vii) reimbursement and regulatory expertise to assist nursing facility operators in their dealings with third-party payors, principally Medicare.

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

     Despite this imbalance, NovaCare has been successful in hiring a disproportionate number of therapists due in part to its "employer of choice" programs and clinical and systems support networks. The number of full-time-equivalent therapists hired in the Company's contract therapy business during fiscal 1996 was 2,298.

     Employer of Choice Programs. NovaCare's employer of choice initiatives comprise defined career ladders for clinicians, clinical training and competitive compensation programs and benefits as well as management and technological support designed to attract and retain therapists. At June 30, 1996, NovaCare employed 34 recruiters, which management believes is the largest clinical recruiting organization in the U.S. Over the past two years, one-fifth of the therapists who joined NovaCare's contract therapy business choose NovaCare as a result of employee referrals.

     Clinical Support. A network of local and national clinical experts is available to all clinicians as support resources in all aspects of the clinical practice. Responses to inquiries are generally within 24 hours.

     Systems Support. NovaCare's proprietary information system, NovaNet PLUS, reduces therapist record-keeping burdens, streamlines administrative activities and captures information of value to clinicians, management and customers. Integrated outcomes measurement, currently collected outside NovaNet PLUS, will be incorporated into the system in fiscal 1997. Management believes that this innovative system continues to increase NovaCare's attractiveness as an employer of therapists.

     Clinical Leadership. NovaCare and Harvard School of Public Health have jointly undertaken a leadership role in devising a standard system for measuring the effectiveness of rehabilitation outcomes for geriatric patients. Once identified, the outcomes measurement system will serve as the standard to determine the treatment and payment for rehabilitation services to the geriatric population. Management believes that NovaCare's leadership in outcomes measurement will enhance the Company's visibility in the clinical community and its attractiveness as an employer.

     Employee turnover in the rehabilitation industry is high relative to other industries because of the supply/demand imbalance. Also affecting turnover is the aggressive recruiting that occurs within the industry, and a highly mobile therapist population. Furthermore, therapist turnover rates in long-term care facilities are traditionally higher than in other therapy settings

     During fiscal 1996, and to a lesser extent in fiscal 1995, NovaCare reduced its dependence on large chains of long-term care facilities. The percentage of NovaCare's net revenues attributable to large long-term care chains declined to 23% at June 30, 1996 from 27% in fiscal 1994. Of the remaining contracts with large national chains, those considered by management to represent an in-house transition threat has declined to 9% of NovaCare's net revenues at June 30, 1996. Of the revenue attributable to the transition from outsourcing with NovaCare to providing therapy services in-house, most notably that of Beverly Health and Rehabilitation in fiscal 1996, the majority of this business was replaced with new, mostly regional and independent customers, diversifying the Company's customer base. The change in the Company's customer base necessitated work-site redeployment of therapists. The destabilizing effect on the work environment was the principal reason why therapist turnover was 44% in fiscal 1996 compared with 38% in 1995. Management believes that the employee turnover effects of contract turnover will decrease due to the decreased dependency on the large long-term care chains representing an in-house threat.

     Nursing facility operators have from time to time provided therapy services on an in-house basis, with varying degrees of success. A recent multi-year study of the costs of in-house programs compared with the costs of contract therapy indicated higher average therapy costs per patient care hour in long-term care facilities with in-house programs. The study surveyed over 15,000 long-term care facilities and examined several years of Medicare cost reports for long-term care facilities with in-house therapy programs. Nevertheless, a number of national multi-facility long-term care companies have directly hired therapists to staff and manage their therapy program in-house. These in-house decisions appear to be based, at least in part, on a desire to gain greater clinical control over therapy programs, overriding economic concerns. This trend has been exacerbated by the recent consolidation activity in the nursing home industry. Management does not expect the in-house trend to have a significant impact on future results due to the Company's reduced dependency on national multi-facility long-term care companies which represent an in-house threat and the economic opportunity outsourcing provides.

     NovaCare contracts predominantly with regional and local long-term care companies and independently-owned nursing facilities for the provision of rehabilitation therapy to their patients. Contracts are generally written for a period of two years and include automatic renewals for one year. Contracts are typically terminable upon 30 to 90 days notice by either party.

     NovaCare is compensated for its contract services on a fee-for-service basis, and generally collects payment for services from the long-term care facility, which in turn may receive reimbursement from Medicare, Medicaid, private insurance or the patient. Payments from Medicare and Medicaid are subject to complex regulations. Medicare regulations are subject to anticipated changes that may have a material effect on the long-term care services business. See "Reimbursement/Government Relations," discussed later. NovaCare generally indemnifies its customers against medical denials of reimbursement by third party payors, including Medicare. NovaCare has established internal utilization and documentation standards and systems to minimize denials. During the past three fiscal years, on average, less than 2% of NovaCare's services were ultimately denied payment.

  Management and Consulting Services

     The Company focuses on the delivery of expert management and specialty consulting services to health care and long-term care institutions. Such services currently include long-term care facility rehabilitation program management and consulting and subacute program development and management.

     Rehabilitation Program Management and Consulting. The Company provides rehabilitation program consulting and management services to long-term care facility operators. Due to regulatory and reimbursement complexities in the long-term care industry, these services assist long-term care providers with utilization, documentation, receivables and denials management, cost reporting and quality oversight. The

Company had arrangements to provide such services to 624 long-term care facilities at June 30, 1996 as compared with 539 at June 30, 1995.

     Subacute Program Development and Management. NovaCare manages subacute programs for long-term care facilities on a contract basis. Subacute care is defined as a level of care for patients with medically stable but frequently complex conditions requiring extensive nursing services, rehabilitation services and physician oversight in an inpatient setting. These patients do not require the intensity or scope of services found in an acute care hospital. Subacute care providers bridge the gap between more costly acute care settings and lower cost nursing facilities, which typically lack the intensive integrated services required for these higher acuity patients. At June 30, 1996, NovaCare managed distinct subacute units in 39 long-term care facilities, with 22 additional units in various stages of development or under consideration.

     Demand for subacute services is driven by the desire of payors to contain the costs of health care and by Medicare's prospective payment system, which encourages the early discharge of patients from acute care hospitals. Subacute care is a $4 billion industry, which has not grown at the rate anticipated due to changes in reimbursement for such services.

  Temporary Staffing

     Given the demand for outsourced temporary staffing in long-term care facilities, especially within large nursing home chains which have taken therapy services in-house, NovaCare entered the temporary staffing business in fiscal 1996. The Company's NovaPro division utilizes NovaCare's existing resources to recruit and train therapists for temporary assignment positions in selected markets. NovaPro is reimbursed and the therapist paid based on hours worked.

PROFESSIONAL EMPLOYER ORGANIZATIONS

     The PEO industry has experienced significant growth in recent years. Analysts estimate that gross revenues in the PEO industry will grow at a compound annual rate of approximately 30% for the next five years. The Company believes that the growth in the number of small businesses in the United States, the low market penetration of the PEO industry, and the increasing willingness of businesses to outsource non-core activities and functions has contributed to the growing demand for PEO services.

     The PEO industry is highly fragmented. Industry data indicates that there were approximately 1,100 PEO's in operation in 1995. The Company believes that increasing regulatory complexity and the increasing capital requirements associated with developing larger service delivery infrastructures and management information systems should lead to significant consolidation opportunities in the PEO industry.

     Demand for Services. The PEO industry evolved in response to the increasing employment and benefit costs and the complexity of the legal and regulatory environment for small and medium-sized employers. According to the U.S. Small Business Administration, there were approximately 5.1 million businesses in the United States with fewer than 500 employees in 1992. Collectively, these businesses employed an estimated 49 million employees, and represented approximately $1.1 trillion in aggregate annual payroll, implying a potential market size for PEO services of $1.3 trillion (assuming an average mark-up of approximately 20%).

     Cost-effectiveness of Service. The Company believes its services will assist business owners in: (i) managing escalating costs associated with workers' compensation, health insurance coverage, workplace safety programs, and employee-related litigation, (ii) providing employees with competitive health care and related benefits that are more characteristic of large employers, and
(iii) reducing the time and effort required by business owners and executives to deal with the complexities of employment management.

COMPETITION

     The health care industry in general, and rehabilitation in particular, are highly competitive and subject to continual changes in methods of service delivery and provider selection. Rehabilitation is largely a local market business and competition varies considerably among markets. NovaCare competes in the geographic markets where it provides long-term care services and where its outpatient services patient care centers are located. The primary competitive factors in such local markets are: (i) quality of patient care services, (ii) charges for services, (iii) responsiveness to meeting the needs of patients, customer health care facilities, referral sources and payors, and (iv) increasingly, networked integration with other healthcare providers and payors.

     Key competitive factors in the long-term care services business include the ability to provide therapy staff to meet the therapy needs at customer facilities and the ability to provide management and clinical support to such staff. NovaCare competes in local markets with other national, regional and local contract therapy providers. NovaCare believes that its ability to recruit therapists, manage geographically dispersed service professionals and provide expert clinical support, allows it to compete successfully with other contract therapy providers in the markets where NovaCare provides services. The demographics of potential customers has and will continue to change as some large long-term care facility chains choose to take their therapy services in-house. This may increase the competition for remaining customers. The Company has diversified its customer base in the long-term care industry to replace business lost because of such in-house programs (See "Contract Therapy Services," previously discussed).

     In the outpatient services business, key competitive factors include the ability to develop and maintain relationships with referral sources (physicians, rehabilitation professionals, hospitals and payors) and to provide sufficient geographic coverage to allow the Company, alone or with other providers, to compete successfully for patients from managed care payors, workers' compensation payors and employers in manufacturing and service industries. The Company competes in local markets with other national, regional and local outpatient rehabilitation service providers, as well as hospital-based outpatient clinics and physician-directed therapy practices. Some of these competitors may have greater patient referral, personnel and geographic resources in certain local markets. Competition in the O&P industry is highly fragmented; however, there are several regional providers with multiple facilities in certain local markets. Management believes that the Company competes successfully within its local markets based on a reputation for quality and service, an ability to provide geographic coverage and competitive prices, affiliation with an IDS network, and technologically superior O&P product offerings.

     In the occupational health services industry, the market is highly fragmented and competitive. Competitors include independent physicians, hospitals, insurance companies, HMO's, managed care providers and networks of primary care physician specialists. The ability to compete successfully is dependent upon the same key factors critical to success in the outpatient services business.

     National and local sponsorship and support of organizations for injured and disabled individuals enhance NovaCare's visibility and competitive position. In addition, NovaCare has developed affiliations with academic institutions and has provided funding for the development of a number of university physical therapy and occupational therapy programs.

REIMBURSEMENT/GOVERNMENT RELATIONS

     Reimbursement for medical rehabilitation services is available through Medicare, Medicaid, commercial insurance, managed care programs, workers' compensation and other government programs. Medicare is a federally funded health program which provides health insurance coverage for certain disabled persons and persons age 65 or older. Medicaid is a health insurance program, jointly funded by the federal and state governments, which provides health insurance coverage for certain financially or medically needy persons regardless of age. Medicaid benefits supplement Medicare benefits for financially needy persons age 65 or older. Congress has provided, through the Medicare program, for coverage of contract therapy services, outpatient rehabilitation services and O&P devices and patient care services. Medicare reimbursement rules are different for a number of these services. Moreover, in many states Medicaid reimburses for rehabilitation services for eligible recipients. A substantial portion of NovaCare's business, in effect, is reimbursed by Medicare, and a small portion by Medicaid. As a result, regulations regarding Medicare and Medicaid eligibility, certification and reimbursement are important to NovaCare's activities and changes in these programs or regulations could adversely affect NovaCare's business.

     Congress has had under consideration, and is likely to consider again, health care reform and balanced budget proposals. Consideration is expected on measures to control health care costs. Legislative changes to slow the annual rate of growth of Medicare and Medicaid expenditures are expected. Such changes may impact reimbursement for rehabilitation.

  Contract Therapy Services

     Contract therapy services are covered and reimbursed in one of two ways. In most cases, NovaCare bills a facility, which, in turn, invoices a third-party payor, such as Medicare. NovaCare also provides services through its own certified rehabilitation agencies, which directly bills a third-party payor, such as Medicare.

     Medicare reimburses the long-term care facility for contract therapy services on a cost basis, and reimbursement levels are determined based on a reasonable-cost standard. Specific guidelines exist for evaluating the reasonable cost of physical therapy and there are general guidelines for evaluating the reasonable cost of occupational therapy and speech-language pathology services. With respect to physical therapy, the specific guideline system is called salary-equivalency. The physical therapy salary-equivalency rates have been adjusted annually based on a 1983 standard but do not adequately reflect salary inflation since 1983. As a result, physical therapy contract services are essentially a break-even business for many contractors, including NovaCare.

     The Health Care Financing Administration ("HCFA"), the federal agency responsible for the rules governing Medicare and Medicaid, has indicated it intends to issue specific reimbursement guidelines for occupational therapy and speech-language pathology services and to recalculate and update the existing guidelines for physical therapy services. Proposed rules governing such guidelines are expected for public comment in the last quarter of calendar year 1996. Final rules are expected to be promulgated in the second quarter of calendar year 1997.

     Management believes that, when occupational therapy and speech-language pathology services guidelines are established, HCFA will recalculate and update the physical therapy salary-equivalency guidelines in consideration of the substantial increases in salary and services standards since these guidelines were last revised. Because the nature and magnitude of these changes are not certain at this time, there are no assurances with respect to the impact such changes may have on NovaCare. NovaCare is actively involved with industry trade groups working to ensure final rules are based on timely, accurate and relevant data. Management is taking steps which it believes will help to mitigate any adverse economic impact of these changes. There can be no assurance that future
(i) legislation, either health care or budgetary, (ii) regulatory changes or
(iii) interpretations of regulations, will not have a material adverse effect on the future operations of the Company.

     Until such time as salary-equivalency guidelines are formally promulgated, contract occupational therapy and speech-language pathology services are evaluated based upon the reasonableness of costs incurred by the provider under a "prudent buyer" standard. During the past three years, HCFA has issued several directives to its fiscal intermediaries instructing them on how to ensure therapy costs are reasonable. Intermediaries have been instructed to consider relevant facts and circumstances concerning a facility's contracting costs. The attention being given by HCFA to these instructions has increased scrutiny of contracting practices. NovaCare is working with its customers to resolve issues raised by fiscal intermediaries in cost report audits.

     Over the past 15 years, numerous proposals for some form of prospective payment system have been suggested for nursing facilities. NovaCare is part of an ongoing industry effort that works closely with federal regulators in assessing alternatives to present reimbursement systems. Legislation has been introduced in Congress to implement a comprehensive prospective payment system for nursing homes including a separate payment for ancillary services, including therapy services. This measure and related ideas may be considered as part of Medicare reforms and/or cost containment legislation. NovaCare is actively involved in the trade groups assisting the Congress in evaluating these payment strategies.

     NovaCare also receives reimbursement by Medicare for 5% of its contract therapy services provided through certified rehabilitation agencies. See "Government Regulation," discussed later. NovaCare's certified rehabilitation agencies file annual cost reports under the Medicare program which are used to determine cost settlements for the prior year and interim payment rates for the upcoming year. Funds received under various state programs and Medicare are subject to audit with respect to proper application of the various payment formulas. These audits can result in retroactive adjustments of payments received from the program by NovaCare. If, as a result of such audits, it is determined that overpayments for services were made to NovaCare, the excess amount must be repaid by NovaCare to the government. If, on the other hand, it is determined that an underpayment was made, the government agency will make an additional payment to NovaCare.

  Outpatient and Occupational Health Services

     The principal sources of reimbursement for outpatient and occupational health services are managed care plans, commercial and workers' compensation insurance, motor vehicle insurance and individual patients.

     Workers' compensation is a statutorily defined employee benefit which varies on a state-by-state basis. Workers' compensation laws generally require employers to pay for employees' costs of medical treatment, lost wages, legal fees and other costs associated with work-related injuries and disabilities and, in certain jurisdictions, mandatory vocational rehabilitation. Companies provide such coverage to their employees through either the purchase of insurance from private insurance companies, participation in state-administered funds or through self-insurance. Workers' compensation represented approximately 27% of fiscal 1996 outpatient and occupational health revenues.

     Managed care plans represented approximately 13% of fiscal 1996 outpatient and occupational health revenues. NovaCare receives revenues under managed care plans either on a discounted fee-for-service basis or, in a growing number of cases, on the basis of capitated fees per covered member per month.

     NovaCare receives reimbursement by Medicare for outpatient and occupational healthcare services primarily through NovaCare's certified rehabilitation agencies and on a fee schedule basis for O&P services. See "Government Regulation," discussed later. Medicare and other government health insurance programs represent approximately 8% of revenues.

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

     NovaCare operates certified rehabilitation agencies to facilitate billing for outpatient services and a portion of its long-term care services. In order to receive Medicare reimbursement directly, outpatient centers must be certified by Medicare as rehabilitation agencies or comprehensive outpatient rehabilitation facilities. The certification criteria relate to the type of facility and its equipment, record keeping, staffing and service as well as compliance with all state and local laws. In addition, certain states require facilities to obtain state licensure as a health facility as a requirement for reimbursement. As of June 30, 1996, NovaCare operated 20 and 55 certified rehabilitation agencies for contract therapy services and outpatient rehabilitation services, respectively. Management believes its operations are structured to comply with all applicable rules and regulations.

     In order to participate in the Medicare program, NovaCare's O&P patient care centers are required to secure and maintain a supplier number. This process requires certain disclosures and procedural requirements, which change periodically. All of NovaCare's O&P patient care centers presently maintain such a supplier number.

     In most states, the employment of therapists by business corporations is a permissible practice. However, several states, including states in which NovaCare operates, have enacted legislation or regulations or have interpreted existing licensing laws to restrict business corporations, such as NovaCare, from practicing therapy through the direct employment of therapists. Management believes its operations are structured to comply with applicable laws and regulations.

     Various state and federal laws and regulations govern the relationships between providers of health care services and physicians, including employment or service contracts and investment relationships. These laws and regulations include the fraud and abuse provisions of the Medicare and Medicaid statutes, which prohibit the payment, receipt or offering of any direct or indirect remuneration for the referral of or to induce a referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment and the self-referral provisions of federal and state law which generally prohibit referrals by a physician to persons with whom the physician has certain types of financial relationships. Violations of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicare and Medicaid programs. Management believes it is in compliance with these laws and regulations and has established a broad-based compliance program to ensure conformity to these rules as well as to other laws and regulations.

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

EMPLOYEES

     As of June 30, 1996, NovaCare had approximately 14,500 employees. NovaCare's employees are not represented by any labor union. Management believes that its relationships with its employees are favorable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of NovaCare who served during the fiscal year are as follows:

            NAME                                       POSITION                            AGE
- ----------------------------  -----------------------------------------------------------  ---
John H. Foster..............  Chairman of the Board, Chief Executive Officer and Director  54
Timothy E. Foster...........  President, Chief Operating Officer and Director              44
C. Arnold Renschler,          Senior Vice President and Chief Clinical Officer and
  M.D. .....................  Director                                                     54
Daryl A. Dixon..............  President and General Manager, Contract Services Division    36
Ronald G. Hiscock...........  President and General Manager, Outpatient Division           45
Peter D. Bewley.............  Senior Vice President, General Counsel and Secretary         50
Robert E. Healy, Jr. .......  Senior Vice President, Finance and Administration and Chief
                                Financial Officer                                          43
Laurence F. Lane............  Senior Vice President, Regulatory Affairs                    51
Arthur T. Locilento, Jr. ...  Senior Vice President, Human Resources                       53
Susan J. Campbell...........  Vice President, Communications and Investor Relations        45
Barry M. Carlstedt..........  President and General Manager, Hospital Development Group    37
Richard A. McDonald.........  Vice President, Treasurer                                    49
Barry E. Smith..............  Vice President, Controller, and Chief Accounting Officer     43
James T. Walmsley...........  Vice President, Reimbursement                                46
Steven M. Wise..............  Vice President, Information Systems and Chief Information
                              Officer                                                      40

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

     C. ARNOLD RENSCHLER, M.D. was Senior Vice President and Chief Clinical Officer of NovaCare since May 1994 and was a director of NovaCare from 1990 until his resignation effective July 19, 1996. He was President and General Manager of Polaris. Dr. Renschler served as President and General Manager, Medical Rehabilitation Hospital Division of NovaCare from January 1994 to May 1995. Between July 1992 and January 1994, he was President and General Manager of NovaCare's Contract Services Division. Dr. Renschler was President and Chief Operating Officer of NovaCare from January 1990 until September 1992.

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

     RONALD G. HISCOCK has been President and General Manager of NovaCare's Outpatient Rehabilitation Division since February 1996 and has been President and General Manager of NovaCare's Orthotics and Prosthetics Division since April 1995. He joined NovaCare in June 1992 as the East Region President for the Orthotics and Prosthetics Division and was the Division's Vice President of Operations from July 1994 through March 1995. Prior to joining NovaCare, he spent 23 years in senior management positions with Sears Roebuck and Company and Montgomery Ward.

     PETER D. BEWLEY has been Senior Vice President, General Counsel and Secretary of NovaCare since May 1994. Most recently, Mr. Bewley was at Johnson & Johnson, where he was Associate General Counsel, since 1977.

     ROBERT E. HEALY, JR. has been Senior Vice President, Finance and Administration and Chief Financial Officer since December 1995. From January 1994 to December 1995 he was Vice President Chief Financial Officer of NovaCare's Contract Services Division. He served as Vice President Finance and Chief Accounting Officer of the Company from March 1992 to January 1994, and Vice President and Controller of the Company from February 1988 to March 1992.

     LAURENCE F. LANE has been Senior Vice President, Regulatory Affairs of NovaCare since October 1994. From November 1986 to October 1994 he was Vice President Regulatory Affairs.

     ARTHUR T. LOCILENTO, JR. has been Senior Vice President, Human Resources of NovaCare since October 1994. From March 1988 to October 1994, he was Vice President Human Resources.

     SUSAN J. CAMPBELL has been Vice President, Communications and Investor Relations of NovaCare since April 1995. She joined NovaCare in March 1992 as Director of Investor Relations and was Vice President, Investor Relations from April 1994 to April 1995. Ms. Campbell was Vice President, Investor Relations, First Fidelity Bancorporation from 1982 to 1992.

     BARRY M. CARLSTEDT has been President and General Manager, Hospital Development Group since March 1996. From June 1995 to March 1996, he was Region President of outpatient rehabilitation services. Prior to joining NovaCare in June 1995, he was President and Chief Executive Officer of Associated Rehabilitation Services, Inc.

     RICHARD A. MCDONALD has been Vice President, Treasurer since August 1996 and was Director, Treasury Services from May 1995 until August 1996. Prior to joining the Company, he was a financial consultant to Continental Medical Systems, Inc. He served as an assistant treasurer with American Healthcare Management from 1990 until 1994.

     BARRY E. SMITH has been Controller and Chief Accounting Officer of the Company since December 1995 and has been Vice President of Finance of the Contract Services Division since March 1995. He was Vice President of Finance of the Medical Rehabilitation Hospital Division from February 1994 through the sale date of the division, April 1995. From May 1992 through February 1994 he served in various positions in NovaCare's Corporate Finance Department. Prior to joining NovaCare, Mr. Smith was Manager of Internal Audit for SPS Technologies, Inc., since September 1990.

     JAMES T. WALMSLEY has been Vice President, Reimbursement of NovaCare since January 1994 and Director of Reimbursement since April 1992. Prior to joining NovaCare, he was Vice President, Reimbursement and Regulatory Affairs for National Medical Enterprise's Specialty Hospital Division. From 1982 to 1990, he worked in the Management Consulting Services Group of Price Waterhouse.

     STEVEN M. WISE has been Vice President Information Systems and Chief Information Officer since December 1995. He joined NovaCare in 1993 as Director, Systems and Programming, for the contract therapy services business. Prior to joining NovaCare, he was employed at Ortho-McNeil Pharmaceutical Company where he held various management positions in business systems development.

ITEM 2. PROPERTIES

     NovaCare's principal executive offices are located at 1016 West Ninth Avenue, King of Prussia, Pennsylvania, where NovaCare leases approximately 93,246 square feet of office space. The lease for this office space expires in June 2005. NovaCare leases other office and center space at approximately 550 locations in various cities within the United States. Such space aggregates approximately 1,200,000 square feet under lease arrangements which typically are three years or less in duration.

     NovaCare leases expire at various times through 2020. NovaCare anticipates that it will be able to renew its leases upon their expiration or lease other facilities on comparable terms if leases are not renewed. NovaCare believes that it has adequate capacity for its present needs and planned expansion in the near future.

     NovaCare also has sublease agreements for approximately 24,748 square feet of office space, expiring February 2003 with companies in which NovaCare's Chairman of the Board and Chief Executive Officer is a Director and/or an Executive Officer.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     NovaCare's common stock is traded on the New York Stock Exchange (NYSE) under the symbol NOV. On September 6, 1996, there were 2,261 holders of record of common stock.

     The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE Composite Tape for the relevant periods.

                                                                       COMMON STOCK
                                                                          PRICES
                                                                     -----------------
                                                                      HIGH       LOW
                                                                     ------     ------
        YEAR ENDED JUNE 30, 1996
          First Quarter............................................  $ 9.50     $ 6.25
          Second Quarter...........................................    8.50       5.13
          Third Quarter............................................    8.25       5.25
          Fourth Quarter...........................................    7.63       6.25
        YEAR ENDED JUNE 30, 1995
          First Quarter............................................  $16.88     $10.63
          Second Quarter...........................................   11.25       7.13
          Third Quarter............................................    9.88       7.38
          Fourth Quarter...........................................    9.50       7.38

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

                        NOVACARE, INC. AND SUBSIDIARIES

                          FIVE YEAR FINANCIAL SUMMARY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEARS ENDED JUNE 30,
                                              ----------------------------------------------------
                                                1996       1995       1994       1993       1992
                                              --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
  Net revenues..............................  $793,038   $905,359   $789,745   $582,342   $392,278
  Gross profit..............................   217,558    265,127    260,738    187,831    125,089
  Income from operations....................    37,499    143,881    108,208     78,819     54,527
  Net interest (expense) income.............    (7,537)   (17,893)   (11,773)    (2,841)     1,355
  Income before income taxes................    29,866    125,584     95,892     75,542     55,461
  Income taxes..............................    14,585     63,660     37,678     27,906     18,868
  Net income................................    15,281     61,924     58,214     47,636     36,593
  Net income applicable to common
     stock(1)...............................    15,281     61,924     58,214     47,585     36,483
  Net income per common share...............       .24        .95        .90        .79        .64

                                                                 AS OF JUNE 30,
                                              ----------------------------------------------------
                                                1996       1995       1994       1993       1992
                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA:
  Working capital...........................  $223,712   $255,126   $194,324   $265,908   $ 97,608
  Total assets..............................   789,731    852,557    850,541    611,567    312,566
  Total indebtedness........................   192,215    225,015    344,602    206,415     37,528
  Total liabilities.........................   305,337    364,922    434,837    282,587     88,587
  Shareholders' equity......................   484,394    487,635    415,704    328,980    223,979

- ---------------
(1) Gives effect to dividends, whether or not declared, on 10% mandatorily redeemable preferred stock issued by a consolidated subsidiary in fiscal 1991 which was redeemed in fiscal 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        NOVACARE, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     During fiscal 1996, the Company's net income declined to $15.3 million compared to $61.9 million in fiscal 1995. Excluding nonrecurring items, the Company's net income declined to $30.9 million from $40.1 million in fiscal 1995. Nonrecurring items in fiscal 1996 included the after-tax impact of a $13.4 pretax restructuring charge and a $10.5 million pretax charge for a change in estimate. Nonrecurring items in fiscal 1995 consisted of an $88.2 million pretax gain on the sale of the medical rehabilitation hospitals, a $29.9 million pretax restructuring charge and a $1.0 million pretax charge relating to the settlement of certain shareholder litigation.

  Change in Estimate

     In the third quarter of fiscal 1996, the Company recorded a $10.5 million charge to revenues to fully reflect payor allowances that had not been sufficiently recognized by certain billing systems during the first three quarters of fiscal 1996 and prior years. The Company has implemented a new methodology for estimating allowances pending implementation of a fully integrated billing and allowance system in the upcoming fiscal year.

  Restructuring Charge

     As discussed in Note 2 to the accompanying Consolidated Financial Statements, in fiscal 1996 the Company recorded a $13.4 million provision for restructure pertaining to the consolidation and reorganization of outpatient and orthotic and prosthetic ("O&P") services and certain administrative functions. During fiscal 1996, the Company continued to implement the productivity and cost reduction program initiated in fiscal 1995, the provision for which amounted to $29.9 million. The 1995 program, consisting of closing certain contract services offices, O&P branches and outpatient centers in selected markets, and the consolidation of certain finance and other administrative functions, is substantially complete. The plan initiated in fiscal 1996 will be substantially complete by the third quarter of fiscal 1997. The Company estimates that these plans, when fully implemented, will reduce or eliminate in the aggregate approximately $30 million to $35 million of annual expenses.

     Of the total restructuring charges, $19.6 million relates to amounts to be paid in cash. The noncash portion of the charge relates to the write-off of certain assets, principally goodwill, related to facilities closed or to be closed.

  Sale of Medical Rehabilitation Hospitals

     Effective April 1, 1995, the Company sold its medical rehabilitation hospitals in a transaction valued at $242.9 million. The transaction resulted in a pretax gain on the sale of $88.2 million. The medical rehabilitation hospitals contributed $110.6 million and $137.1 million in net revenues, $31.3 million and $39.8 million in gross profit and $15.1 million and $18.7 million in income from operations in fiscal 1995 and 1994, respectively.

                        NOVACARE, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

  Proforma Results of Operations

     The following table displays the proforma results of operations had the sale of the medical rehabilitation hospitals occurred July 1, 1993 and excluding restructuring charges:

                                                         1996(1)        1995         1994
                                                         --------     --------     --------
    Net revenues.......................................  $793,039     $794,716     $652,656
    Gross profit.......................................  $217,558     $233,844     $220,924
    Income from operations.............................  $ 50,869     $ 71,379     $ 95,278

- ---------------
(1) Includes the $10.5 million charge for a change in estimate

RESULTS OF OPERATIONS

  General Trends

     During the periods discussed below, the Company's results of operations have been affected by certain industry trends, nonrecurring items as discussed earlier under "Overview" and changes in the Company's capital structure discussed later under "Liquidity and Capital Resources".

  Industry Trends

     During the past year, the Company and other rehabilitation providers faced, and will continue to face, a number of uncertainties. These uncertainties include: (i) the potential impact of any Congressional proposals addressing health care reform and a "balanced budget," (ii) pending regulatory pressure to revise certain reimbursement rates, discussed later, (iii) increasing competition among providers of rehabilitation services for existing business, and (iv) increased penetration in the outpatient setting by managed care payors, with lower rates of reimbursement.

     In light of these uncertainties, management curtailed its acquisition activities in fiscal 1996 in order to restructure the organization. The new organization is substantially complete, resulting in significantly reduced overhead costs, highly centralized administrative support services to all the Company's businesses, and the flexibility to respond to business growth and industry change.

     During fiscal 1996, and to a lesser extent in fiscal 1995, large nursing home chains transitioned from outsourcing rehabilitation therapy services to providing such services in-house. Although a recent study indicated higher average therapy costs per patient care hour in long-term care facilities with in-house programs compared with facilities with contract therapy services, the in-house trend appears to be based, at least in part, on a desire to gain greater clinical control over therapy programs.

     Responding to this trend, the Company reduced its dependence on large chains of long-term care facilities. The percentage of NovaCare's net revenues attributable to large long-term care chains declined to 23% at June 30, 1996 from 27% in fiscal 1994. Of the remaining contracts with large national chains, those considered by management to represent an in-house transition threat has declined to 9% of NovaCare's net revenues at June 30, 1996. Of the revenue attributable to the transition from outsourcing with NovaCare to providing therapy services in-house, most notably that of Beverly Health and Rehabilitation in fiscal 1996, the majority of this business was replaced with new, mostly regional and independent customers, diversifying the Company's customer base.

  Year Ended June 30, 1996 Compared with the Year Ended June 30, 1995.

     Net revenues for the year ended June 30, 1996 decreased from the prior year by $112.3 million or 12% to $793.0 million and income from operations decreased by $106.4 million or 74% to $37.5 million. As previously

                        NOVACARE, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

described, the results of operations were effected by a change in estimate, restructuring charges and the sale of the medical rehabilitation hospitals. Excluding all of these items, net revenues increased $8.8 million or 1%, gross profit decreased $5.8 million or 3% and income from operations decreased $10.0 million or 14% in fiscal 1996 compared with fiscal 1995, respectively.

     The $8.8 million increase in net revenues in fiscal 1996 resulted from: (i) an increase in contract therapy services revenues resulting principally from a 1.3% increase in net revenue per billable hour combined with a 0.3% increase in contract therapy services billable hours, (ii) a 6.0% increase in O&P net revenue per patient combined with a 2.6% increase in O&P patients billed, (iii) an increase in long-term care management and consulting services, and (iv) a 3.0% increase in outpatient rehabilitation visits due primarily to the acquisition of 25 businesses in fiscal 1995, offset by a $4.1% decrease in outpatient rehabilitation net revenue per visit.

     The $5.8 million decrease in gross profit in fiscal 1996 resulted principally from increased costs of competitive compensation and benefits, and decreased productivity and pricing pressure in outpatient rehabilitation services. Further, income from operations decreased an additional $4.2 million resulting principally from an increase in depreciation offset somewhat by cost reduction programs undertaken during the year. The increase in depreciation was due to the full year effect of assets acquired in fiscal 1995 and placing in service certain internally developed software during fiscal 1996.

     Interest expense, net of interest income, decreased $10.4 million compared with the prior period principally due to full payments of amounts borrowed under the Company's credit facility and increased cash invested as a result of the sale of the medical rehabilitation hospitals.

     Income tax expense as a percentage of pretax income decreased to 48.8% for the year ended June 30, 1996 from 50.7% for the previous year. The principal reasons for the effective rate being higher than the statutory federal rate were state income taxes, non-deductible nonrecurring items and nondeductible amortization of excess cost of net assets acquired ("amortization"). See Note 9 to the Consolidated Financial Statements for the reconciliation of expected tax expense to actual tax expense.

  Year Ended June 30, 1995 Compared with the Year Ended June 30, 1994.

     Net revenues for the year ended June 30, 1995 increased $115.6 million or 15%, gross profit increased $4.4 million or 2% and income from operations increased $35.7 million or 33% from fiscal 1994. Excluding the medical rehabilitation hospital's operations and nonrecurring items, net revenues increased $142.1 million or 22%, gross profit increased $12.9 million or 6% and income from operations decreased $23.9 million or 25% in fiscal 1995 compared with 1994, respectively.

     The principal reasons for the net revenues increase during this period were: (i) an increase in contract therapy services billable hours of or 8.4%, combined with an aggregate increase in net revenue per billable hour of approximately 3.0%, (ii) an increase in outpatient rehabilitation visits of 63.0% resulting primarily from 25 acquisitions in fiscal 1995 and the full effect of 42 acquisitions during fiscal 1994 and (iii) an increase in O&P patients billed of 10.6% combined with an aggregate increase in net revenue per patient billable hour of 12.4%.

     The decrease in gross profit for the year ended June 30, 1995, as contrasted with the increase in net revenues, resulted principally from an increase in the costs of contract therapy services as a percentage of net revenues. The increase resulted primarily from: (i) salary rate increases for therapists well in excess of aggregate net revenues per billable hour rate increases, (ii) an overall decrease in therapist productivity primarily due to increased employee turnover and contract turnover and (iii) a decrease in the percentage of billable hours in the higher-margin occupational therapy and speech-language pathology services. Further, operating income decreased $23.9 million resulting principally from (i) administrative expenses and amortization of businesses acquired in fiscal 1995 and the full year effect of businesses acquired in fiscal 1994,

                        NOVACARE, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

(ii) increased administrative expenses in support of acquisitions, and (iii) increased depreciation primarily due to the placing in service of certain internally-developed software during the year.

     Interest expense, net of interest income, increased $6.1 million compared with the year-earlier period principally as a result of increased borrowings under the Company's credit facility to fund acquisitions partially offset by an increase in short-term investments in the fourth quarter of fiscal 1995 in connection with the sale of the Company's medical rehabilitation hospitals, previously discussed.

     Income tax expense as a percentage of pretax income increased to 50.7% for the year ended June 30, 1995 from 39.3% for the previous year. The principal reasons for the effective rate being higher than the statutory federal rate were state income taxes, non-deductible nonrecurring items and nondeductible amortization of excess cost of net assets acquired ("amortization"). See Note 9 to the Consolidated Financial Statements for the reconciliation of expected tax expense to actual tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, cash and cash equivalents totaled $95.7 million, a decrease of $62.9 million from $158.6 million at June 30, 1995. Cash generated from operating activities rose to $57.7 million in 1996 from $43.6 million and $33.7 million in fiscal 1995 and 1994, respectively. This $14.1 million increase in cash flows from operating activities from fiscal 1995 to 1996 resulted principally from the $9.0 million use of cash in fiscal 1995 by the medical rehabilitation hospitals prior to their sale and the following items (each before the effect on cash flows of the sale of the medical rehabilitation hospitals and nonrecurring items): (i) an $11.6 million increase in depreciation and amortization, non-cash charges, discussed previously, (ii) a $16.1 million increase in income taxes due to the timing of payments for income taxes in fiscal 1996 compared with fiscal 1995, (iii) an $11.4 million decrease in accounts payable and accrued expenses due primarily to the timing of compensation related expenses, and (iv) a $6.3 million decrease in net income.

     The $9.9 million increase in cash flows from operating activities from fiscal 1994 to 1995 resulted principally from a $20.8 million decrease in cash flows from the medical rehabilitation hospitals from fiscal 1994 to 1995 prior to their sale and the following items (each net of the effects of cash flows from the medical rehabilitation hospitals prior to their sale and nonrecurring items): (i) an $8.8 million increase in depreciation and amortization, described previously, (ii) a $22.9 million decrease in accounts receivable due primarily to improved collection experience in fiscal 1995, (iii) a $9.3 million increase in accounts payable and accrued expenses due primarily to the timing of compensated related expenses and (iv) an $18.1 million decrease in net income.

     Investing activities, net of the effects of the sale of the medical rehabilitation hospital operations and the proceeds from the sale of marketable securities of $88.2 million and $25.4 million in fiscal 1995 and 1994, respectively, consumed $51.7 million in cash during fiscal 1996 compared to $106.9 million and $184.5 million in fiscal 1995 and 1994, respectively. Cash paid for acquisitions decreased significantly to $20.8 million in fiscal 1996 from $71.7 and $149.8 million in fiscal 1995 and 1994, respectively, as the Company curtailed its acquisition activity in fiscal 1996 to focus on its organization restructure. Capital expenditures remained relatively constant during the three year period ended June 30, 1996 at $26.6 million, $29.5 million and $28.0 million as the Company continued to invest in internally and externally developed software and equipment needed for technological efficiency in clinical and administrative activities in support of clinical programs and outcomes, cost reduction initiatives and future growth plans.

     The Company used $55.7 million and $111.2 million for financing activities in 1996 and 1995 respectively, while $65.3 million was provided in fiscal 1994. Major financing activities in fiscal 1996 included stock repurchases of approximately 3.4 million shares for $24.9 million and the repayment of approximately $33.4 million of debt. In 1995, the Company borrowed $74.1 million principally to fund acquisition activity.

                        NOVACARE, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Upon receipt of the proceeds from the sale of the medical rehabilitation hospitals, the Company repaid the entire amount then outstanding under the Company's line of credit. In fiscal 1994, the Company's $61.8 million net borrowings were used principally to fund acquisitions and capital expenditures.

     In fiscal 1996, the Company's Board of Directors approved a three-year growth strategy for the Company. The strategy contemplates expansion of existing outpatient rehabilitation and O&P operations as well as the development of occupational health operations and a professional employer organization ("PEO") and affiliation with integrated delivery systems in targeted markets through acquisition start-ups, and joint ventures. Given the Company's cash position of $95.7 million at June 30, 1996 and debt capacity as suggested by its favorable debt to total capital ratio of 28.4%, it is anticipated that the Company will take advantage of its underleveraged position and ability to borrow under its existing line of credit. Cash payments for acquired businesses under this strategy are expected to be approximately $100 million in fiscal 1997. Capital expenditures are expected to be approximately $23 million in fiscal 1997 as the Company acquires property and equipment for the establishment of start-up outpatient and orthotic and prosthetic facilities in selected markets and continues to invest in systems to enhance clinical productivity, outcomes measurement and administrative efficiencies.

     The Company believes that the cash flows generated by the Company's operations together with its existing cash and availability of credit will be sufficient to meet the Company's short and long-term cash needs.

  Inflation

     A significant portion of the Company's operating expenses are subject to inflationary increases, particularly therapist salary increases, which historically have exceeded other medical industry salary rate increases due to the existing supply shortage of therapists. The Company has historically been unable to substantially offset inflationary increases through charge increases, but has somewhat mitigated the effect by expanding services and increasing operating efficiencies. In the existing regulatory environment and to the extent that inflation occurs in the future, it is unlikely that the Company will be able to pass on the increased costs associated with providing health care services to customers insured by government or managed care payors. However, management believes that the Company will be able to somewhat offset this impact through business expansion, increasing operating efficiencies and affiliation with integrated delivery systems (see "Forward Outlook").

RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for employee stock options and similar instruments and must be either adopted or the proforma income statement effects must be disclosed in notes to the financial statements no later than the first quarter fiscal 1997. The Company intends to elect disclosure of the proforma income statement effects of SFAS 123, therefore the new Statement will not affect the Company's financial position or results of operations.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("SFAS 121") which the Company is required to adopt no later than the first quarter of fiscal year 1997. SFAS 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangible assets to be disposed of. Management does not believe the adoption of SFAS 121 will have a material effect on the Company's financial position or results of operations.

                        NOVACARE, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

FORWARD OUTLOOK

     The medical rehabilitation industry is projected to grow at a rate of 10-12% per year through the end of the decade based on recent industry analysis. The industry's growth is fueled by the: (i) demand for services due to technological advances and the aging population, (ii) cost effectiveness of rehabilitation services, and (iii) an acute care hospital reimbursement system which encourages rapid discharge while the patient remains in need of rehabilitation services. Concurrent with rehabilitation industry growth, managed care is expected to grow 15% per year over the next decade, demanding high quality health care services at a reasonable cost. In geographic markets, large hospital-based integrated delivery systems comprising healthcare providers and payors will be networked as referral sources to facilitate integrated patient care and ease of administration for payors and providers. Medical rehabilitation services companies, such as NovaCare, with networks of rehabilitation services centers, are in the best position to meet the needs of integrated delivery systems.

     The PEO industry provides small- and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment management. The Company believes that: (i) the growth in the number of small businesses in the United States, the low market penetration of the PEO industry, and the willingness of business to outsource non-core activities and functions has contributed to the growing demand for PEO services, and (ii) increasing regulatory complexity and capital requirements associated with developing larger service delivery infrastructures and management information systems should lead to significant consolidation opportunities in the PEO industry.

     As a large employer managing geographically dispersed employees in approximately 2,300 work-sites in 43 states, NovaCare already provides a comprehensive range of employment-related services. NovaCare plans to acquire PEO's in the same targeted markets in which the Company intends to be affiliated with integrated delivery systems. The Company believes that its ability to manage a meaningful portion of both the healthcare services and employer workforce in a local market, afford the following benefits: (i) reduced workers' compensation costs, (ii) increased access to patient flow for NovaCare's medical rehabilitation centers and integrated delivery system partners, and (iii) increased economies of scale in negotiating the purchase of healthcare insurance and other benefits and leveraging the administrative costs associated with employment management.

     The Health Care Financing Administration, the federal agency responsible for the rules governing Medicare and Medicaid, has indicated it intends to issue specific reimbursement guidelines for occupational therapy and speech-language pathology services and to recalculate and update the existing guidelines for physical therapy services. Proposed rules governing such guidelines are expected for public comment in the last quarter of calendar year 1996. Final rules are expected to be promulgated in the second quarter of calendar year 1997. NovaCare is actively involved with industry trade groups working to ensure that such final rules are based on timely, accurate and relevant data.

     In the current unsettled reimbursement environment, NovaCare believes that it is well-positioned to compete effectively with other contract therapy companies due to: (i) its highly centralized administrative functions and flexible organization structure which can respond to business growth and industry change (ii) a nationwide recruiting organization and substantial staffing capabilities, (iii) a multi-disciplinary team approach to therapy that is designed to deliver a high level of quality and efficient care, (iv) sophisticated management information systems to assist clinicians and management in analyzing clinical outcomes, therapy utilization, claim denials, staffing and educational activities, (v) a clinical support network to provide timely expert clinical advice to care providers, (vi) a nationwide sales organization to secure customer contracts in support of business growth, and (vii) reimbursement and regulatory expertise to assist nursing facility operators in their dealings with third-party payors, principally Medicare.

                        NOVACARE, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Although the in-house transition of large long-term care chains to in-house programs will likely continue in the near-term, the impact on the Company is not expected to be significant due to the Company's reduced dependency on national multi-facility long-term care companies which represent an in-house threat and the economic opportunity outsourcing provides.

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

CAUTIONARY STATEMENT

     Except for historical information, matters discussed in this Form 10-K are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include the timing and nature of reimbursement changes (including imposition of and changes in salary equivalency rates for Medicare, changes in workers' compensation and other governmental rate and reimbursement systems changes), the number and productivity of clinicians, decisions by chain customers as to whether to take therapy and other services in-house, pricing of managed care and other third party contracts, the direction and success of competitors, management retention and development, management's success in developing and introducing new products and lines of business and unanticipated market changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        NOVACARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            AS OF JUNE 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
ASSETS
Current assets:
  Cash and cash equivalents............................................  $ 95,724     $158,636
  Accounts receivable, net of allowance in 1996 and 1995 of $18,995 and
     $19,718, respectively.............................................   192,636      192,652
  Inventories..........................................................    13,948       11,213
  Deferred income taxes................................................    14,875       16,748
  Other current assets.................................................    14,976       34,571
                                                                         --------     --------
          Total current assets.........................................   332,159      413,820
Property and equipment, net............................................    63,319       63,659
Excess cost of net assets acquired, net................................   354,117      352,115
Investment in joint ventures...........................................    11,984           --
Deferred income taxes..................................................     2,332        1,470
Other assets, net......................................................    25,820       21,493
                                                                         --------     --------
                                                                         $789,731     $852,557
                                                                         ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of financing arrangements............................  $  8,173     $ 32,684
  Accounts payable and accrued expenses................................    93,854       93,088
  Income taxes payable.................................................     6,420       32,922
                                                                         --------     --------
     Total current liabilities.........................................   108,447      158,694
Financing arrangements, net of current portion.........................   184,042      192,331
Deferred income taxes..................................................     9,625        8,147
Other..................................................................     3,223        5,750
                                                                         --------     --------
          Total liabilities............................................   305,337      364,922
                                                                         --------     --------
Commitments and contingencies..........................................        --           --
Shareholders' equity:
  Common stock, $.01 par value; authorized 200,000 shares, issued
     66,091 shares in 1996 and issued 65,476 shares in 1995............       661          656
  Additional paid-in capital...........................................   253,918      250,857
  Retained earnings....................................................   253,430      238,149
                                                                         --------     --------
                                                                          508,009      489,662
  Less:  Common stock in treasury (at cost), 3,190 shares in 1996 and
            187 shares in 1995.........................................   (23,465)      (1,614)
          Deferred compensation........................................      (150)        (413)
                                                                         --------     --------
          Total shareholders' equity...................................   484,394      487,635
                                                                         --------     --------
                                                                         $789,731     $852,557
                                                                         ========     ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FOR THE YEARS ENDED JUNE 30,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Net revenues...............................................  $793,038     $905,359     $789,745
Cost of services...........................................   575,480      640,232      529,007
                                                             --------     --------     --------
     Gross profit..........................................   217,558      265,127      260,738
Selling, general and administrative expenses...............   140,456      151,759      125,098
Provision for uncollectible accounts.......................    16,359       15,918       14,453
Amortization of excess cost of net assets acquired.........     9,874       10,937        7,225
Provision for restructure and other nonrecurring items.....    13,370      (57,368)       5,754
                                                             --------     --------     --------
     Income from operations................................    37,499      143,881      108,208
Investment income..........................................     4,999        5,405        5,304
Interest expense...........................................   (12,536)     (23,298)     (17,077)
Minority interest..........................................       (96)        (404)        (543)
                                                             --------     --------     --------
     Income before income taxes............................    29,866      125,584       95,892
Income taxes...............................................    14,585       63,660       37,678
                                                             --------     --------     --------
     Net income............................................  $ 15,281     $ 61,924     $ 58,214
                                                             ========     ========     ========
     Net income per common share...........................  $    .24     $    .95     $    .90
                                                             ========     ========     ========
     Weighted average number of common shares
       outstanding.........................................    64,325       65,163       64,663
                                                             ========     ========     ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                            COMMON
                                                            STOCK
                                          SHARES ISSUED     ($.01               ADDITIONAL              DEFERRED
                                        -----------------    PAR     TREASURY    PAID-IN     RETAINED   COMPEN-    VALUATION
                                        COMMON   TREASURY   VALUE)    STOCK      CAPITAL     EARNINGS    SATION    ALLOWANCE
                                        ------   --------   ------   --------   ----------   --------   --------   ----------
Balance at June 30, 1993..............  62,156       (60)    $621    $    (71)   $213,310    $116,273   $(1,153 )    $   --
Adjustment for pooling of interests...    554         --        6          (1)      7,247       1,738       155          --
Issued in connection with employee
  benefit plans.......................    367         60        4          72       4,552          --        --          --
Issued in connection with
  acquisitions........................  1,151         --       12          --      15,510          --        --          --
Valuation allowance resulting from the
  application of SFAS No. 115.........     --         --       --          --          --          --        --        (816)
Repurchase of common stock............     --        (17)      --        (305)         --          --        --          --
Amortization of deferred
  compensation........................     --         --       --          --          --          --       336          --
Net income............................     --         --       --          --          --      58,214        --          --
                                        ------    ------     ----    --------    --------    --------     -----       -----
Balance at June 30, 1994..............  64,228       (17)     643        (305)    240,619     176,225      (662 )      (816)
Issued in connection with employee
  benefit plans.......................    302         52        4         453       3,497          --        --          --
Issued in connection with
  acquisitions........................    946         29        9         250       6,741          --        --          --
Valuation allowance resulting from the
  application of SFAS No. 115.........     --         --       --          --          --          --        --         816
Repurchase of common stock............     --       (251)      --      (2,012)         --          --        --          --
Amortization of deferred
  compensation........................     --         --       --          --          --          --       249          --
Net income............................     --         --       --          --          --      61,924        --          --
                                        ------    ------     ----    --------    --------    --------     -----       -----
Balance at June 30, 1995..............  65,476      (187)     656      (1,614)    250,857     238,149      (413 )        --
Issued in connection with employee
  benefit plans.......................    199        198        1       1,624       1,336          --        --          --
Issued in connection with
  acquisitions........................    416        203        4       1,478       1,725          --        --          --
Repurchase of common stock............     --     (3,404)      --     (24,953)         --          --        --          --
Amortization of deferred
  compensation........................     --         --       --          --          --          --       263          --
Net income............................     --         --       --          --          --      15,281        --          --
                                        ------    ------     ----    --------    --------    --------     -----       -----
Balance at June 30, 1996..............  66,091    (3,190)    $661    $(23,465)   $253,918    $253,430   $  (150 )    $   --
                                        ======    ======     ====    ========    ========    ========     =====       =====

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FOR THE YEARS ENDED JUNE 30,
                                                                     ------------------------------------
                                                                       1996         1995          1994
                                                                     --------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................................  $ 15,281     $  61,924     $  58,214
Adjustments to reconcile net income to net cash flows from
  operating activities:
  Gain on sale of medical rehabilitation hospitals.................        --       (88,243)           --
  Depreciation and amortization....................................    33,159        30,190        22,514
  Minority interest................................................        96           404           543
  Provision for uncollectible accounts.............................    16,359        15,918        14,453
  Deferred income taxes............................................     3,631        (1,525)       (2,704)
  Noncash portion of nonrecurring items............................     8,256        15,415           667
  Changes in assets and liabilities, net of effects from
    acquisitions:
    Accounts and notes receivable..................................   (12,676)      (31,164)      (44,875)
    Other current assets...........................................    (2,029)       (1,487)       (6,074)
    Accounts payable and accrued expenses..........................    (6,152)       10,279        (9,662)
    Income taxes payable...........................................     1,553        28,982         2,498
    Other, net.....................................................       220         2,925        (1,888)
                                                                     --------     ---------     ---------
    Net cash flows provided by operating activities................    57,698        43,618        33,686
                                                                     --------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities:
  Purchase of investments..........................................        --            --      (146,496)
  Proceeds from sales of investments...............................        --        88,151       171,872
                                                                     --------     ---------     ---------
    Net cash proceeds from marketable securities...................        --        88,151        25,376
                                                                     --------     ---------     ---------
Payments for businesses acquired, net of cash acquired.............   (20,764)      (71,759)     (149,772)
Additions to property, equipment and capitalized software..........   (26,621)      (29,529)      (27,961)
Net (payment for) proceeds from sale of medical rehabilitation
  hospitals........................................................   (13,208)      206,838            --
Other, net.........................................................    (4,326)       (5,513)       (6,771)
                                                                     --------     ---------     ---------
    Net cash (used in) provided by investing activities............   (64,919)      188,188      (159,128)
                                                                     --------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and credit agreements.................       133        74,077       184,208
Payment of long-term debt and credit agreements....................   (33,769)     (187,206)     (122,409)
Proceeds from common stock issued..................................     2,898         3,947         3,529
Payment for purchase of treasury stock.............................   (24,953)       (2,012)           --
                                                                     --------     ---------     ---------
    Net cash flows (used in) provided by financing activities......   (55,691)     (111,194)       65,328
                                                                     --------     ---------     ---------
Net increase (decrease) in cash and cash equivalents...............   (62,912)      120,612       (60,114)
Cash and cash equivalents, beginning of year.......................   158,636        38,024       102,324
Adjustments for pooling of interests...............................        --            --        (4,186)
                                                                     --------     ---------     ---------
Cash and cash equivalents, end of year.............................  $ 95,724     $ 158,636     $  38,024
                                                                     ========     =========     =========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations: NovaCare, Inc. is a national provider of comprehensive medical rehabilitation services through a system comprising: (1) rehabilitation therapy, subacute and rehabilitation programs and management services on a contract basis to health care institutions, primarily long-term care facilities; and (2) a national network of outpatient rehabilitation and orthotic and prosthetic clinics and integrated delivery systems comprising health care providers and payors.

     Principles of Consolidation: The Consolidated Financial Statements include the accounts of NovaCare, Inc., its majority-owned subsidiaries and companies effectively controlled through management agreements (collectively, "NovaCare" or the "Company"). Investments in 20% or more of the voting stock of an affiliate are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the fiscal 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During the third quarter of fiscal 1996, the Company recorded a $10.5 million charge to net revenues to reflect payor allowances that had not been sufficiently recognized by certain billing systems.

     Cash and Cash Equivalents: The Company considers its holdings of highly liquid debt and money-market instruments to be cash equivalents if the securities mature within 90 days from the date of acquisition or contain an investor put option which can be exercised at par within 90 days of acquisition. These investments are carried at cost, which approximates fair value.

     Net Revenues: Net revenues are reported at the net realizable amounts from customers, third party payors, and others for services rendered. Net revenues generated from Medicare and Medicaid reimbursement programs represented 12%, 18% and 20% of the Company's net revenues for fiscal 1996, 1995, and 1994, respectively. Settlement amounts due to or receivable from Medicare and Medicaid programs are determined by fiscal intermediaries. Management believes that adequate provision has been made in the consolidated financial statements for potential adjustments resulting from such determinations.

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

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

period. The Company performs an annual assessment of the recoverability of goodwill based on estimated future cash flows.

     Other Assets: Other assets consist principally of deferred financing fees, investments in affordable income housing partnerships and notes receivable. Deferred financing fees are amortized over the term of the related debt obligations and are included as a component of interest expense. Investments in affordable income housing partnerships are recorded at cost and are subject to an annual assessment as to carrying value.

     Income Taxes: The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

     Net Income Per Common Share: Net income per common share has been computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the year, giving effect to dilutive stock options and warrants.

     Recently Issued Accounting Standards: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for employee stock options and similar instruments and must be adopted or the proforma income statement effects must be disclosed in notes to the financial statements no later than the first quarter of fiscal year 1997. The Company intends to elect disclosure of the proforma income statement effects of SFAS 123, therefore the new Statement will not affect the Company's financial position or results of operations.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS 121"), which the Company is required to adopt no later than the first quarter of fiscal year 1997. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. Management does not believe the adoption of SFAS 121 will have a material effect on the Company's financial position or results of operations.

2.  PROVISION FOR RESTRUCTURE AND OTHER NONRECURRING ITEMS

     The following table sets forth the Company's provision for restructure and other nonrecurring items for each of the three years in the period ended June 30, 1996:

                                                             1996         1995        1994
                                                            -------     --------     ------
    Productivity and cost reduction programs:
      Employee severance costs............................  $ 2,931     $  7,042     $   --
      Lease terminations..................................    4,032        6,847         --
      Asset write-offs, net of estimated sale proceeds....    5,965       15,415         --
      Other...............................................      442          571         --
    Gain on sale of medical rehabilitation hospitals......       --      (88,243)        --
    Settlement of shareholder litigation..................       --        1,000         --
    Merger expenses:
      Professional fees...................................       --           --      2,305
      Name change.........................................       --           --      1,600
      Printing and filing fees............................       --           --        775
      Other...............................................       --           --      1,074
                                                             ------       ------     ------
                                                            $13,370     $(57,368)    $5,754
                                                             ======       ======     ======

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     During the third quarter of fiscal 1996, the Company recorded a provision for restructure pertaining to the consolidation and reorganization of its outpatient and orthotic & prosthetic operations and certain administrative functions. The provision reflects the cost of exiting and combining facilities, along with severance for work force reductions. Employee severance costs incurred in the provision represent the accumulation of termination benefits set forth in the Company's severance policy for approximately 340 employees. The outpatient and orthotic and prosthetics consolidation and reorganization will be substantially completed by March 31, 1997.

     During fiscal 1996, the Company continued to implement the productivity and cost reduction program initiated in fiscal 1995. The program, consisting of closing certain contract services offices, orthotic and prosthetic branches, and outpatient centers in selected markets, and the consolidation of certain finance and other administrative functions is substantially complete. The Company completed the employee reduction portion of the program by terminating 660 employees and also wrote off assets consisting of goodwill in the amount of $10,713 associated with facilities, branches or centers the Company is closing and certain fixed assets related to those facilities in the amount of $4,702. Lease termination costs will continue to be incurred through fiscal 1997 as sub-lease and closure arrangements are finalized in facilities and offices closed.

     At June 30, 1996, approximately $8,241 remained accrued for facility, branch and clinic closure and administrative consolidation costs. Of the $8,241 accrued, approximately $5,959 relates to the fiscal 1996 provision for restructure. The remainder relates to the provision for restructure taken in the fourth quarter of fiscal 1995. The remaining amount in the 1995 fiscal plan relates to remaining lease obligations on facilities which have been closed and the costs associated with the closure of certain facilities which were sold in conjunction with the restructure.

     Effective April 1, 1995, the Company sold its medical rehabilitation hospitals for $242,888 which consisted of cash of $232,394 and debt and cash assumed by the purchaser of $19,156 and $8,662, respectively. Of the cash portion of the purchase price, $16,894 was unpaid at June 30, 1995 and was included as a component of other current assets. Substantially all of this amount was received in July 1995. Had the sale of the medical rehabilitation hospitals taken place on July 1, 1993 pro forma unaudited net revenues for the fiscal years ended June 30, 1995 and 1994 would have been $794,716 and $652,656, respectively and pro forma unaudited income from operations would have been $40,504 and $89,524, respectively.

     During fiscal 1994 the Company acquired all of the outstanding common stock of RehabClinics, Inc. ("RCI") in a transaction accounted for as a pooling of interests. Certain nonrecurring expenses were incurred as a result of the merger. Substantially all charges were cash in nature.

3.  MERGER, ACQUISITION AND JOINT VENTURE TRANSACTIONS

     During fiscal year 1996, the Company acquired seven businesses which provide outpatient rehabilitation services and six businesses which provide orthotic and prosthetic rehabilitation services. During the fiscal year, the Company also acquired 50% of the shares of GP Therapy, LLC, a joint venture with Columbia/HCA, and 40% of Gil/Balsano Consulting, LLC. The carrying value of these investments is $11,984. The difference between the cost of the investment and the underlying equity in net assets of the joint venture has been assigned to goodwill.

     During fiscal year 1995, the Company acquired 25 businesses which provide outpatient rehabilitation services, one business which provides orthotic and prosthetic rehabilitation services and two businesses which provide contract therapy services.

     Proforma results including these acquisitions and joint ventures would not be significantly different from those actually recorded.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Information with respect to businesses acquired in purchase transactions was as follows (the allocation for fiscal 1996 acquisitions is preliminary):

                                                                        AS OF JUNE 30,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Excess cost of net assets acquired.............................  $391,324     $379,605
    Less: accumulated amortization.................................   (37,207)     (27,490)
                                                                     --------     --------
                                                                     $354,117     $352,115
                                                                     ========     ========

                                                                           YEARS ENDED
                                                                             JUNE 30,
                                                                        ------------------
                                                                         1996       1995
                                                                        ------     -------
    Cash paid (net of cash acquired)..................................  $5,850     $60,929
    Notes issued......................................................     990      12,620
    Other consideration...............................................      19       1,377
                                                                        ------     -------
                                                                         6,859      74,926
    Liabilities assumed...............................................     617       7,027
                                                                        ------     -------
                                                                         7,476      81,953
    Fair value of assets acquired, principally accounts receivable and
      property and equipment..........................................   1,430       7,891
                                                                        ------     -------
      Cost in excess of fair value of net assets acquired.............  $6,046     $74,062
                                                                        ======     =======

     Certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at June 30, 1996 of approximately $25,850 in cash and 495 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. During the fiscal years ended June 30, 1996, 1995 and 1994, the Company paid $14,914, $10,830 and $14,799, respectively, in cash and issued 619, 975 and 348 shares of common stock, respectively, in connection with businesses acquired in prior years.

4.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     As of June 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). Accordingly, amounts for fiscal 1994 shown on the Statement of Cash Flows do not reflect the security classifications required by SFAS 115. During fiscal 1995, the Company changed its investment portfolio from securities classified under SFAS 115 as available for sale and held-to-maturity securities to instruments considered cash equivalents. Proceeds from available for sale and held-to-maturity securities were $38,145 and $50,006, respectively, for fiscal 1995.

     For the years ended June 30, 1996, 1995 and 1994, investment income consisted of the following:

                                                                  YEARS ENDED JUNE 30,
                                                              -----------------------------
                                                               1996       1995       1994
                                                              ------     ------     -------
    Interest income.........................................  $4,999     $5,700     $ 4,965
    Gross realized gain on sales of marketable securities...      --         67         392
    Gross realized loss of sales of marketable securities...      --       (362)     (1,553)
    Reserve for loss on marketable securities...............      --         --       1,500
                                                              ------     ------     -------
                                                              $4,999     $5,405     $ 5,304
                                                              ======     ======     =======

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

5.  INVENTORIES

     Inventories consisted of the following:

                                                                         AS OF JUNE 30,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
    Finished goods...................................................  $   863     $   857
    Work in process..................................................    3,355       1,447
    Materials and supplies...........................................    9,730       8,909
                                                                       -------     -------
                                                                       $13,948     $11,213
                                                                       =======     =======

6.  PROPERTY AND EQUIPMENT

     The components of property and equipment were as follows:

                                                                        AS OF JUNE 30,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Land and buildings.............................................  $  3,573     $  4,576
    Property, equipment and furniture..............................    65,401       64,086
    Capitalized software...........................................    31,515       21,641
    Leasehold improvements.........................................    15,124        7,866
                                                                     --------     --------
                                                                      115,613       98,169
    Less: accumulated depreciation and amortization................   (52,294)     (34,510)
                                                                     --------     --------
                                                                     $ 63,319     $ 63,659
                                                                     ========     ========

7.  FINANCING ARRANGEMENTS

     Financing arrangements consisted of the following:

                                                                        AS OF JUNE 30,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Convertible subordinated debentures (5.5%), due January 2000...  $175,000     $175,000
    Reverse repurchase agreements (5.65%), payable through
      September 30, 1995...........................................        --       18,000
    Subordinated promissory notes (5% to 9%), payable through
      2002.........................................................    15,516       26,867
    Notes (6% to 12%), payable through November 2000...............       172          720
    Capitalized lease obligations, payable through 2000............     1,527        4,428
                                                                     --------     --------
                                                                      192,215      225,015
    Less: current portion..........................................     8,173       32,684
                                                                     --------     --------
                                                                     $184,042     $192,331
                                                                     ========     ========

     The Company has in place a revolving credit facility with a syndicate of lenders providing for a total commitment of up to $150,000 upon which no amounts are currently drawn. The Company is charged a fee of .25% per annum on the unused portion of the commitment. At June 30, 1996, total credit availability had been reduced by $520 for issued letters of credit.

     During fiscal 1995, the Company entered into reverse repurchase agreements with primary government dealers. In the reverse repurchase agreements, the Company sold U.S. government securities subject to an

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

agreement to repurchase those securities at a mutually agreed upon date and price, which approximates market. These transactions were accounted for as loans to the Company collateralized by the underlying securities which are held by the primary government dealers.

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

     The fair value of the Company's convertible subordinated debentures based on quoted market prices at June 30, 1996 and 1995 was $154,875 and $151,375, respectively. The estimated fair value of all other debt and financing arrangements approximates carrying value.

     At June 30, 1996, aggregate annual maturities of financing arrangements were as follows for the next five fiscal years and thereafter:

                                   FISCAL YEAR
        ------------------------------------------------------------------
        1997..............................................................  $  8,173
        1998..............................................................     4,404
        1999..............................................................     3,134
        2000..............................................................   176,234
        2001..............................................................       117
        Thereafter........................................................       153
                                                                            --------
                                                                            $192,215
                                                                            ========

     Interest paid on debt during fiscal 1996, 1995 and 1994 amounted to $11,730, $20,377 and $17,258, respectively.

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses are summarized as follows:

                                                                     AS OF JUNE 30,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
        Accounts payable.........................................  $ 8,026     $15,721
        Accrued compensation and benefits........................   51,472      37,984
        Accrued costs of productivity and cost improvement
          programs...............................................    8,241      11,730
        Accrued interest.........................................    4,868       5,158
        Other....................................................   21,247      22,495
                                                                   -------     -------
                                                                   $93,854     $93,088
                                                                   =======     =======

     The balance for the productivity and cost improvement program relates to the 1996 and 1995 programs discussed in Note 2.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

9.  INCOME TAXES

     The components of income tax expense were as follows:

                                                                 YEARS ENDED JUNE 30,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
    Current:
      Federal.............................................  $ 8,048     $53,258     $36,988
      State...............................................    2,906      11,927       3,394
                                                            -------     -------     -------
                                                             10,954      65,185      40,382
                                                            -------     -------     -------
    Deferred:
      Federal.............................................    3,301      (1,182)     (2,410)
      State...............................................      330        (343)       (294)
                                                            -------     -------     -------
                                                              3,631      (1,525)     (2,704)
                                                            -------     -------     -------
                                                            $14,585     $63,660     $37,678
                                                            =======     =======     =======

     The components of net deferred tax assets as of June 30, 1996 and 1995 were as follows:

                                                                        1996        1995
                                                                       -------     -------
    Accruals and reserves not currently deductible for tax
      purposes.......................................................  $10,484     $ 8,334
    Restructuring reserve............................................    6,043       8,413
    Cash basis accounting for tax purposes...........................       --         661
    Other............................................................      680         810
                                                                       -------     -------
         Gross deferred tax assets...................................   17,207      18,218
                                                                       -------     -------
    Expenses capitalized for financial statement purposes............   (6,274)     (3,608)
    Depreciation and capital leases..................................   (2,589)     (3,207)
    Other, net.......................................................     (762)     (1,332)
                                                                       -------     -------
         Gross deferred tax liabilities..............................   (9,625)     (8,147)
                                                                       -------     -------
         Net deferred tax asset......................................  $ 7,582     $10,071
                                                                       =======     =======

     The reconciliation of the expected tax expense (computed by applying the federal statutory tax rate to income before income taxes) to actual tax expense was as follows:

                                                                 YEARS ENDED JUNE 30,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
    Expected federal income tax expense...................  $10,453     $43,954     $33,562
    State income taxes, less federal benefit..............    2,108       7,530       1,767
    Non-deductible nonrecurring items.....................    1,027       9,178       1,217
    Non-deductible amortization of excess cost of net
      assets acquired.....................................    2,011       2,370       1,954
    Dividend exclusion and non-taxable interest income....     (395)       (401)       (676)
    Other, net............................................     (619)      1,029        (146)
                                                            -------     -------     -------
                                                            $14,585     $63,660     $37,678
                                                            =======     =======     =======

     Income taxes paid during fiscal 1996, 1995 and 1994 amounted to $38,699, $37,604 and $37,817, respectively.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

10.  LEASES

     The Company is obligated under capital leases for office space and office, transportation and therapy equipment. All other capital leases expire over the next five years.

     Included in property and equipment in the accompanying Consolidated Balance Sheets are the following assets held under capital leases:

                                                                         AS OF JUNE 30,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
    Property, equipment and furniture................................  $ 3,196     $ 7,265
    Less: accumulated amortization...................................   (1,605)     (2,498)
                                                                       -------     -------
                                                                       $ 1,591     $ 4,767
                                                                       =======     =======

     The Company also rents office space and office, transportation and therapy equipment under non-cancelable operating leases. In an effort to leverage its purchasing power with lessors, the Company has leased and concurrently subleased certain office space to companies that are related through control by the Company's Chairman and Chief Executive Officer. The Company is fully reimbursed for its lease costs for the aforementioned office space under noncancelable sublease agreements.

     Future minimum lease commitments for all non-cancelable leases as of June 30, 1996 are as follows:

                                                            CAPITAL     OPERATING      SUB-LEASE
                         FISCAL YEAR                        LEASES       LEASES       RECEIVABLES
    ------------------------------------------------------  -------     ---------     -----------
    1997..................................................  $   979      $21,304        $   374
    1998..................................................      438       17,803            328
    1999..................................................       91       15,551            356
    2000..................................................       16       10,204            361
    2001..................................................        9        5,967            187
    Thereafter............................................      132        7,412            286
                                                             ------      -------         ------
    Total minimum lease payments..........................    1,665      $78,241        $ 1,892
                                                                         =======         ======
    Less: amount representing interest....................      138
                                                             ------
    Present value of minimum payments under capital lease
      obligations.........................................  $ 1,527
                                                             ======

11.  BENEFIT PLANS

  Stock Option Plan:

     The Company's 1986 Stock Option Plan, as amended, provides for issuance of options to purchase up to 5,800 shares of common stock to employees, officers and directors. Under the plan, substantially all options are granted for a term of up to 10 years at prices equal to the fair market value at the date of grant.

     In May 1996, the Board approved an option exchange whereby option holders were allowed to acquire new options to purchase shares of common stock in exchange for the surrender by such option holders of certain existing options held by them under the plan. The exchange formula took into account the vesting schedule and exercise price of the surrendered options. Under the exchange program, 1,157 options were surrendered and 888 new options were granted. The options granted as a result of the exchange vest over five years, although vesting can be accelerated if the Company's stock price achieves certain levels.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following summarizes the activity of this stock option plan:

                                                           YEARS ENDED JUNE 30,
                                              -----------------------------------------------
                                                  1996             1995             1994
                                              ------------     ------------     -------------
    Options:
      Outstanding at beginning of year......         2,649            2,771             2,239
      Granted...............................         2,592            1,162             1,068
      Exercised.............................           (71)             (77)             (277)
      Canceled..............................        (1,982)          (1,207)             (259)
                                               -----------      -----------       -----------
      Outstanding at end of year............         3,188            2,649             2,771
                                               ===========      ===========       ===========
    Option price per share ranges:
      Outstanding at beginning of year......  $ .09-$21.00     $ .09-$23.50     $  .09-$23.50
      Granted...............................   5.75-  7.50      7.25- 13.00      10.16- 16.75
      Exercised.............................    .09-  9.13       .09- 14.38        .09- 16.50
      Outstanding at end of year............  $ .12-$20.58     $ .09-$21.00     $  .09-$23.50
    Options exercisable at end of year......           363            1,109               897
    Exercisable option price ranges.........  $ .09-$20.58     $ .09-$21.00     $  .09-$23.50
    Options available for grant at end of
      year under the 1986 Stock Option
      Plan..................................           982            1,601             1,807

  Deferred Compensation:

     Deferred compensation represents common stock issued to certain key employees wherein the recipient becomes fully vested at the end of a five-year period. Compensation expense is charged to income over the vesting period.

  Other Stock Awards:

     During May 1996, the Board also decided, subject to shareholder approval, to offer the Chairman and President of the Company a comparable exchange to the exchange offered to the option holders of the 1986 Stock Option Plan. Under the exchange, the Chairman received fewer options than would have been warranted under the 1986 Stock Option Plan formula of exchange while the President was offered an exchange and additional options, resulting in a net reduction of outstanding options of 909. The new options were at the same price and with the same vesting term as the options issued pursuant to the exchange described above, except that 3,317 options of the 3,500 total options issued have a seven year term.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following summarizes the other stock award activity:

                                                               YEARS ENDED JUNE 30,
                                                  -----------------------------------------------
                                                      1996              1995             1994
                                                  -------------     ------------     ------------
Options:
  Outstanding at beginning of year..............          4,704            4,708            1,958
  Granted.......................................          3,500               --            2,750
  Exercised.....................................             --               (4)              --
  Canceled......................................         (4,650)              --               --
                                                   ------------      -----------      -----------
  Outstanding at end of year....................          3,554            4,704            4,708
                                                   ============      ===========      ===========
Option price per share:
  Outstanding at beginning of year..............  $ 2.25-$19.50     $2.25-$19.50     $2.25-$17.00
  Granted.......................................           6.88               --            19.50
  Exercised.....................................             --             2.25               --
  Canceled......................................   10.44- 19.50
  Outstanding at end of year....................    2.25-  6.88      2.25- 19.50      2.25- 19.50
Options exercisable at end of year..............             54            1,914            1,118
Exercisable option price ranges.................  $ 2.25-$ 4.88     $2.25-$19.50     $2.25-$17.00

  Retirement Plans:

     The Company has defined contribution 401(k) plans covering substantially all of its employees. Company contributions for fiscal 1996, 1995 and 1994 were $3,634, $3,878, and $3,715, respectively. In fiscal 1992, the Company established a non-qualified supplemental benefit plan covering certain key employees. The Company's matching contribution was $582, $302 and $192 for fiscal 1996, 1995 and 1994, respectively.

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

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   FOURTH       THIRD        SECOND       FIRST
                                                  QUARTER      QUARTER      QUARTER      QUARTER
                                                  --------     --------     --------     --------
YEAR ENDED JUNE 30, 1996:
  Net revenues..................................  $202,551     $191,393     $200,957     $198,137
     Gross profit...............................    57,382       45,490       57,506       57,180
  Income from operations........................    16,428       (9,549)      15,123       15,497
  Net income (loss).............................     8,411       (8,580)       7,447        8,003
  Net income (loss) per common share............  $    .13     $   (.13)    $    .12     $    .12
YEAR ENDED JUNE 30, 1995:
  Net revenues..................................  $201,450     $240,898     $232,201     $230,810
     Gross profit...............................    62,494       69,959       65,444       67,230
  Income from operations........................    78,049       21,456       21,310       23,066
  Net income....................................    33,036        8,953        8,887       11,048
  Net income per common share...................  $    .51     $    .14     $    .14     $    .17

     Results from the third quarter of fiscal 1996 included a $13,370 provision for restructure and a $10,462 charge to fully reflect payor allowances that had not been sufficiently recognized by certain billing systems. Results for the fourth quarter of fiscal 1995 included a pretax gain of $88,243 on the sale of hospital operations and $29,875 charge related to a productivity and cost improvement program. Results for the third quarter of fiscal 1995 included a $1,000 charge for settlement of certain shareholder litigation.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of NovaCare, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 41 present fairly, in all material respects, the financial position of NovaCare, Inc. and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Philadelphia, PA
July 31, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Registrant has had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning this item, see "Item 1 -- Business -- Executive Officers of the Registrant" and the table and text under the caption "Name of Nominee and Biographical Information" and "Section 16(a) Reporting Requirements" of the Proxy Statement to be filed with respect to the 1996 annual meeting of shareholders to be held on October 31, 1996 (the "Proxy Statement"), which information is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning this item, see the table and text under the captions "Shares of Common Stock Owned Beneficially as of September 6, 1996" and "Information Concerning Certain Shareholders" of the Proxy Statement, which information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
         (1)  FINANCIAL STATEMENTS
              Consolidated Balance Sheets at June 30, 1996 and 1995................       25
              Consolidated Statements of Operations for the three years in the
              period ended June 30, 1996...........................................       26
              Consolidated Statements of Changes in Shareholders' Equity for the
              three years in the period ended June 30, 1996........................       27
              Consolidated Statements of Cash Flows for the three years in the
              period ended June 30, 1996...........................................       28
              Notes to Consolidated Financial Statements...........................       29
              Report of Independent Accountants....................................       40
         (2)  FINANCIAL STATEMENT SCHEDULES:
              VIII -- Valuation and Qualifying Accounts for the three years in the
              period ended June 30, 1996...........................................       43
         (3)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K):
              The exhibits required to be filed are listed in the index to
              exhibits.............................................................       44

     (b) Current Reports on Form 8-K: (None)

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

                                          NOVACARE, INC.

                                          By:      /s/  ROBERT E. HEALY, JR.

                                            ------------------------------------
                                                   (ROBERT E. HEALY, JR.,
                                             SENIOR VICE PRESIDENT, FINANCE AND
                                                        ADMINISTRATION
                                                AND CHIEF FINANCIAL OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                    TITLE                        DATE
- -----------------------------------------------  -----------------------------------  -------------------
                   /s/  JOHN H. FOSTER           Chairman of the Board, Chief         September 23, 1996
- -----------------------------------------------  Executive Officer and Director
               (JOHN H. FOSTER)
                 /s/  TIMOTHY E. FOSTER          President, Chief Operating Officer   September 23, 1996
- -----------------------------------------------  and Director
              (TIMOTHY E. FOSTER)
               /s/  ROBERT E. HEALY, JR.         Senior Vice President, Finance and   September 23, 1996
- -----------------------------------------------  Administration and Chief Financial
            (ROBERT E. HEALY, JR.)               Officer
                   /s/  BARRY E. SMITH           Vice President, Controller, and      September 23, 1996
- -----------------------------------------------  Chief Accounting Officer
               (BARRY E. SMITH)
                  /s/  E. MARTIN GIBSON          Director                             September 23, 1996
- -----------------------------------------------
              (E. MARTIN GIBSON)
                  /s/  SIRI S. MARSHALL          Director                             September 23, 1996
- -----------------------------------------------
              (SIRI S. MARSHALL)
                 /s/  STEPHEN E. O'NEIL          Director                             September 23, 1996
- -----------------------------------------------
              (STEPHEN E. O'NEIL)
                 /s/  GEORGE W. SIGULER          Director                             September 23, 1996
- -----------------------------------------------
              (GEORGE W. SIGULER)
               /s/  ROBERT G. STONE, JR.         Director                             September 23, 1996
- -----------------------------------------------
            (ROBERT G. STONE, JR.)
            /s/  DANIEL C. TOSTESON, M.D.        Director                             September 23, 1996
- -----------------------------------------------
          (DANIEL C. TOSTESON, M.D.)

                                                                   SCHEDULE VIII

                                 NOVACARE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                         BALANCE AT     CHARGED TO                                BALANCE
                                         BEGINNING      COSTS AND                                 AT END
              DESCRIPTION                OF PERIOD       EXPENSES      OTHER      DEDUCTIONS     OF PERIOD
- ---------------------------------------  ----------     ----------     ------     ----------     ---------
Year ended June 30, 1996:
  Allowance for uncollectible
     accounts..........................   $ 16,023        16,359        1,187(2)    (20,818)      $ 12,751
  Allowance for Medicare denials and
     other allowances..................   $  3,695            --        9,018(3)     (6,469)      $  6,244
Year ended June 30, 1995:
  Allowance for uncollectible
     accounts..........................   $ 17,692        15,918          643(2)    (18,230)      $ 16,023
  Allowance for Medicare denials and
     other allowances..................   $ 15,039            --        5,887(3)    (17,231)      $  3,695
Year ended June 30, 1994:
  Allowance for uncollectible
     accounts..........................   $ 11,303(1)     14,453          647(2)     (8,711)      $ 17,692
  Allowance for Medicare denials and
     other allowances..................   $ 13,324            --       67,151(3)    (65,436)      $ 15,039

- ---------------
(1) Differs from balance at end of prior period due to changes in fiscal year of merged subsidiary from December 31 to June 30.

(2) Allowances for doubtful accounts related to acquired receivables.

(3) Charged against net revenues.

                               INDEX TO EXHIBITS

 EXHIBIT                                                                               PAGE
 NUMBER                              EXHIBIT DESCRIPTION                              NUMBER
- ---------   ---------------------------------------------------------------------   -----------
 2          Stock Purchase Agreement dated as of February 3, 1995 by and among          --
            NovaCare, Inc., NC Resources, Inc., and HEALTHSOUTH Corporation
            (incorporated by reference to Exhibit 2 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended March 31, 1995).
 3(a)*      Certificate of Incorporation of the Company, as amended to date             --
            (incorporated by reference to Exhibit 3(a) to the Company's Quarterly
            Report on Form 10-Q for the quarter ended March 31, 1992).
 3(b)       By-laws of the Company, as amended to date (incorporated by reference       --
            to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the
            quarter ended September 30, 1995).
 4(a)       Stock Option Plan, as amended to date.
 4(b)*      Form of Indenture dated as of January 15, 1993 between the Company          --
            and Pittsburgh National Bank relating to 5 1/2% Convertible
            Subordinated Debentures Due 2000 (incorporated by reference to
            Exhibit 4 to Registration Statement on Form S-3 No. 33-55710).
 4(c)       Rights Agreement dated as of March 9, 1995 by and between NovaCare,         --
            Inc. and American Stock Transfer & Trust Company, as Rights Agent
            (incorporated by reference to Exhibit 99(a) to the Company's current report on Form 8-k dated March 14, 1995).
10(a)       Employment Agreement dated as of July 1, 1994 between the Company and       --
            John H. Foster (incorporated by reference to Exhibit 10(b) to the
            Company's Quarterly Report on Form 10-Q for the quarter ended March
            31, 1995).
10(b)       Amendment dated February 2, 1995 to the employment agreement dated as       --
            of July 1, 1994 between the Company and John H. Foster (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on
            Form 10-Q for the quarter ended March 31, 1995).
10(c)*      Employment Agreement dated as of January 3, 1994 between the Company        --
            and C. Arnold Renschler, M.D. (incorporated by reference to Exhibit
            10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
10(d)*      Amendment dated May 25, 1995 to the Employment Agreement between the        --
            Company and C. Arnold Renschler, M.D. dated as of January 3, 1994
            (incorporated by reference to Exhibit 10(f) to the Company Annual
            Report on Form 10-K for the year ended June 30, 1995).
10(e)       Employment Agreement between the Company and Timothy E. Foster dated        --
            as of December 2, 1994 (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended
            December 31, 1994).
10(f)       Amendment dated as of July 1, 1996 to the employment agreement dated
            December 2, 1994 between the Company and Timothy E. Foster.
10(g)*      Employment Agreement dated as of January 6, 1995 between the Company        --
            and Daryl A. Dixon and Promissory Note of Daryl A. Dixon in favor of the Company dated January 6, 1995 (incorporated by reference to
            Exhibit 10(i) to the Company's Annual Report on Form 10-K for the
            year ended June 30, 1995).
10(h)       Employment agreement dated as of January 24, 1996 between the Company       --
            and Ronald G. Hiscock (incorporated by reference to Exhibit 10 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended March
            31, 1996).
10(i)       Employment agreement dated as of March 17, 1995 between the Company and Robert E. Healy, Jr.

 EXHIBIT                                                                               PAGE
 NUMBER                              EXHIBIT DESCRIPTION                              NUMBER
- ---------   ---------------------------------------------------------------------   -----------
10(j)       (i) Revolving Credit Facility Agreement dated as of May 27, 1994 by         --
            and among NovaCare and certain of its subsidiaries and PNC Bank,
            First Union National Bank of North Carolina, Mellon Bank, N.A.,
            Nations Bank of North Carolina, N.A., CoreStates Bank, N.A. and
            National Westminster Bank, N.A. (incorporated by reference to Exhibit
            10(g) to the Company's Annual Report on Form 10-K for the year ended
            June 30, 1994).
            (ii) Revolving Credit Facility Credit Agreement First Amendment dated       --
            as of September 20, 1994 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North
            Carolina, Mellon Bank, N.A., Nations Bank of North Carolina, N.A.,
            CoreStates Bank, N.A., and National Westminster Bank, N.A.
            (incorporated by reference to Exhibit 10(a) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended December 31,
            1994).
            (iii) Revolving Credit Facility Agreement Second Amendment dated as         --
            of November 28, 1994 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North
            Carolina, Mellon Bank, N.A., Nations Bank of North Carolina, N.A.,
            CoreStates Bank, N.A., National Westminster Bank, N.A., and Fleet
            Bank of Massachusetts, N.A. (incorporated by reference to Exhibit
            10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994).
            (iv) Revolving Credit Facility Agreement Third Amendment dated as of        --
            May 15, 1995 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North Carolina,
            Mellon Bank, N.A., Nationsbank, N.A. (Carolina), CoreStates Bank,
            N.A., NatWest Bank, N.A., and Fleet Bank of Massachusetts, N.A.
            (incorporated by reference to Exhibit 10(b) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended September 30,
            1995).
            (v) Revolving Credit Facility Agreement Fourth Amendment dated as of        --
            May 19, 1995 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North Carolina,
            Mellon Bank, N.A., Nationsbank, N.A. (Carolina), CoreStates Bank,
            N.A., NatWest Bank, N.A., and Fleet Bank of Massachusetts
            (incorporated by reference to Exhibit 10(a) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended September 30,
            1995).
            (vi) Revolving Credit Facility Agreement Fifth Amendment dated as of
            June 30, 1996 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North Carolina,
            Mellon Bank, N.A., Nationsbank, N.A. (Carolina), CoreStates Bank,
            N.A. and Fleet Bank of Massachusetts.
            (vii) Revolving Credit Facility Agreement Sixth Amendment dated as of
            June 30, 1996 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., CoreStates Bank, N.A., First Union National Bank
            of North Carolina, Fleet Bank of Massachusetts, N.A., Mellon Bank,
            N.A. and Nationsbank, N.A.
10(k)*      Supplemental Benefits Plan (incorporated by reference to Exhibit            --
            10(h) to the Company's Annual Report on Form 10-K for the year ended
            June 30, 1994).
13          Annual Report to Shareholders for the fiscal year ended June 30,
            1996.
21          Subsidiaries of the Company.
23          Consent of Independent Accountants.
24          Power of Attorney (see "Power of Attorney" in Form 10-K).                   --
27          Financial Data Schedules.

     Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same.

     Exhibits denoted by an asterisk were filed prior to the Company's adoption of filing via EDGAR.