Form 10-Q
period 1996-09-30
NOVACARE INC
filed 1996-11-14
CIK 802843

                           U N I T E D   S T A T E S
      S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                      W A S H I N G T O N,  D C  2 0 5 4 9


                                   FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

As of October 31, 1996, NovaCare, Inc. had 60,483,853 shares of common stock, $.01 par value, outstanding.

                        NOVACARE, INC. AND SUBSIDIARIES

                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX


PART NO.         ITEM NO.                           DESCRIPTION                                   PAGE NO.
---------       ----------                          -----------                                   --------
   1                           FINANCIAL INFORMATION

                   1           Financial Statements
                               - Condensed Consolidated Balance Sheets as of
                                  September 30, 1996 and June 30, 1996                               1

                               - Condensed Consolidated Statements of Operations
                                  for the Three Months Ended September 30, 1996 and
                                  1995                                                               2

                               -  Condensed Consolidated Statements of Cash Flows
                                  for the Three Months Ended September 30, 1996 and
                                  1995                                                               3

                               -  Notes to Condensed Consolidated Financial Statements             4-6

                   2           Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                 7-8

  II                           OTHER INFORMATION

                   4           Submission of Matters to a Vote of Security Holders                   9

                   6           Exhibits and Reports on Form 8-K                                     10

Signatures                                                                                           11

                        NOVACARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of September 30, 1996 and June 30, 1996
                                 (In thousands)

                                                                          SEPTEMBER 30,          JUNE 30,
                                                                              1996                 1996
                                                                          -------------          --------
ASSETS                                                                     (UNAUDITED)         (See Note 1)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 31,250             $ 95,724
  Accounts receivable, net of allowance at September 30, 1996 and at
    June 30, 1996 of  $19,263 and $18,995, respectively . . . . . . . .      207,164              192,636
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . . .       50,060               43,799
                                                                            --------             --------
       Total current assets . . . . . . . . . . . . . . . . . . . . . .      288,474              332,159

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . .       63,868               63,319
Excess cost of net assets acquired, net . . . . . . . . . . . . . . . .      414,152              354,117
Investments in joint ventures . . . . . . . . . . . . . . . . . . . . .       12,062               11,984
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . .       28,804               28,152
                                                                            --------             --------
                                                                            $807,360             $789,731
                                                                            ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of financing arrangements . . . . . . . . . . . . . . .   $ 14,469             $  8,173
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .    103,196               93,854
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . .      9,925                6,420
                                                                            --------             --------
       Total current liabilities  . . . . . . . . . . . . . . . . . . . .    127,590              108,447

Financing arrangements, net of current portion  . . . . . . . . . . . . .    196,656              184,042
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,274               12,848
                                                                            --------             --------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . .    336,520              305,337
                                                                            --------             --------
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . .         --                   --

Stockholders' equity:
  Common stock, $.01 par value; authorized 200,000 shares,
    issued 66,335 shares at September 30, 1996 and 66,091
    shares at June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . .        663                  661
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .    255,443              253,918
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .    260,974              253,430
                                                                            --------             --------
                                                                             517,080              508,009

  Less: Common stock in treasury (at cost), 5,856 shares at
              September 30, 1996 and 3,190 shares at June 30, 1996  . . .    (46,152)             (23,465)
        Deferred compensation . . . . . . . . . . . . . . . . . . . . . .        (88)                (150)
                                                                            --------             --------
        Total stockholders' equity  . . . . . . . . . . . . . . . . . . .    470,840              484,394
                                                                            --------             --------
                                                                            $807,360             $789,731
                                                                            ========             ========

 The accompanying Notes to Condensed Consolidated Financial Statements are an
                      integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                  THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              --------------------------
                                                                                1996              1995
                                                                              --------          --------
Net revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $209,430          $198,137
Cost of services  . . . . . . . . . . . . . . . . . . . . . . . . . . .        153,651           143,254
                                                                              --------          --------
       Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . .         55,779            54,883


Selling, general and administrative expenses  . . . . . . . . . . . . .         32,808            32,690
Provision for uncollectible accounts  . . . . . . . . . . . . . . . . .          5,259             4,242
Amortization of excess cost of net assets acquired  . . . . . . . . . .          2,694             2,454
                                                                              --------          --------

           Income from operations . . . . . . . . . . . . . . . . . . .         15,018            15,497

Investment income . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,090             1,904
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,168)           (3,340)
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . .            (44)              (20)
                                                                              --------          --------

           Income before income taxes . . . . . . . . . . . . . . . . .         12,896            14,041

Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,352             6,038
                                                                              --------          --------

           Net income . . . . . . . . . . . . . . . . . . . . . . . . .       $  7,544          $  8,003
                                                                              ========          ========

           Net income per share . . . . . . . . . . . . . . . . . . . .       $    .12          $    .12
                                                                              ========          ========


           Weighted average number of shares outstanding  . . . . . . .         63,224            65,593
                                                                              ========          ========





 The accompanying Notes to Condensed Consolidated Financial Statements are an
                      integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                               THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                         ------------------------------
                                                                           1996                  1995
                                                                         --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  7,544              $  8,003

Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . .           8,628                 7,660
     Minority interest  . . . . . . . . . . . . . . . . . . . . .              44                    20
     Provision for uncollectible accounts . . . . . . . . . . . .           5,259                 4,242
     Deferred income taxes  . . . . . . . . . . . . . . . . . . .              (9)                  490
     Changes in assets and liabilities, net of effects from
       acquisitions:
         Accounts and notes receivable, net . . . . . . . . . . .         (12,364)               (2,159)
         Other current assets . . . . . . . . . . . . . . . . . .            (398)               (1,263)
         Accounts payable and accrued expenses  . . . . . . . . .           2,075               (20,543)
         Income taxes payable . . . . . . . . . . . . . . . . . .           2,388                 7,577
         Other, net . . . . . . . . . . . . . . . . . . . . . . .             (27)                   64
                                                                         --------              --------
         Net cash flows provided by operating activities  . . . .          13,140                 4,091
                                                                         --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for businesses acquired, net of cash acquired  . . . . .         (50,368)               (7,165)
Net additions to property, equipment and capitalized software . .          (3,552)               (7,795)
Net payment for sale of medical rehabilitation hospitals  . . . .              --               (13,208)
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .            (112)                   --
                                                                         --------              --------

         Net cash flows used in investing activities  . . . . . .         (54,032)              (28,168)
                                                                         --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing arrangements . . . . . . . . . . . . . . . .          (1,999)               (2,471)
Proceeds from common stock issued . . . . . . . . . . . . . . . .           1,373                 1,870
Payment for purchase of treasury stock  . . . . . . . . . . . . .         (22,956)              (18,113)
                                                                         --------              --------
         Net cash flows provided by financing activities  . . . .         (23,582)              (18,714)
                                                                         --------              --------
Net decrease in cash and cash equivalents . . . . . . . . . . . .         (64,474)              (42,791)
Cash and cash equivalents, beginning of period  . . . . . . . . .          95,724               158,636
                                                                         --------              --------
Cash and cash equivalents, end of period  . . . . . . . . . . . .        $ 31,250              $115,845
                                                                         ========              ========

Supplemental disclosures of cash flow information:
  Interest paid   . . . . . . . . . . . . . . . . . . . . . . . .        $  5,145              $  4,456
                                                                         ========              ========
  Income taxes paid   . . . . . . . . . . . . . . . . . . . . . .        $  3,683              $ 38,723
                                                                         ========              ========

 The accompanying Notes to Condensed Consolidated Financial Statements are an
                      integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                 (In thousands)
                                  (Unaudited)

1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of NovaCare, Inc. (the "Company") are unaudited. The balance sheet as of June 30, 1996 is condensed from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended June 30, 1996. Certain information and footnote disclosures normally in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal recurring adjustments) necessary to present a fair statement of the results for such interim periods. Certain amounts in the fiscal 1996 consolidated financial statements have been reclassified to conform with the fiscal 1997 presentation.

         Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

2.  PROVISION FOR RESTRUCTURE

         During the first quarter of fiscal 1997, the Company continued to implement the consolidation and reorganization programs outlined in the provisions for restructure incurred in the third quarter of fiscal 1996 and fourth quarter of fiscal 1995. These programs, which consist of exiting and combining facilities and the consolidation of certain finance and administrative functions, are substantially complete as to the notification of personnel, the write off of assets, and the consolidation of administrative functions. At September 30, 1996, approximately $8,001 remained accrued for facility, branch and clinic closure and other costs. This amount relates to remaining lease obligations on facilities which have been closed and the costs associated with the closure of certain facilities.

3.  MERGER, ACQUISITION AND JOINT VENTURE TRANSACTIONS

         During the three months ended September 30, 1996, the Company acquired 13 outpatient businesses, including five businesses which provide outpatient rehabilitation services and eight businesses which provide orthotic and prosthetic rehabilitation services, and also acquired one business which provides occupational health services. During the three months ended September 30, 1995, the Company acquired two businesses which provide outpatient rehabilitation services. All acquisitions were accounted for as purchases and, accordingly, the aggregate purchase price was allocated to assets and liabilities based on their fair values at the date of acquisition.

                        NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                 (In thousands)
                                  (Unaudited)

         The following unaudited pro forma consolidated results of operations of the Company give effect to each of the acquisitions as if they occurred on July 1, 1995:

                                                                                 For the three months ended
                                                                                        September 30,
                                                                                -----------------------------
                                                                                   1996               1995
                                                                                ----------         ----------
          Net revenues . . . . . . . . . . . . . . . . . . . . . .              $  219,361         $  212,748
          Net income . . . . . . . . . . . . . . . . . . . . . . .                   8,049              8,898
          Net income per share . . . . . . . . . . . . . . . . . .              $      .13         $      .14

     The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of July 1, 1995, or the results which may occur in the future.

         Information with respect to businesses acquired in purchase transactions for the three months ended September 30, 1996 was as follows:


          Cash paid (net of cash acquired)  . . . . . . . . . . . . .            $ 46,676
          Notes issued  . . . . . . . . . . . . . . . . . . . . . . .              15,533
                                                                                 --------
                                                                                   62,209
          Liabilities assumed . . . . . . . . . . . . . . . . . . . .               3,750
                                                                                 --------
                                                                                   65,959
          Fair value of assets acquired, principally accounts
            receivable and property and equipment . . . . . . . . . .               9,803
                                                                                 --------
            Cost in excess of fair value of net assets acquired . . .            $ 56,156
                                                                                 ========

         The results of operations of businesses acquired have been included in the consolidated results of the Company from the effective date of each acquisition.

4.   FINANCING ARRANGEMENTS

         Financing arrangements consisted of the following:

                                                                               SEPTEMBER 30,    June 30,
                                                                                   1996           1996
                                                                               -------------    --------
          Convertible subordinated debentures (5.5%), due
            January 2000 . . . . . . . . . . . . . . . . . . . . . . . .         $175,000       $175,000
          Subordinated promissory notes (5% to 9%), payable
            through 2002 . . . . . . . . . . . . . . . . . . . . . . . .           34,678         15,516
          Notes (6% to 12%), payable through November 2000 . . . . . . .               94            172
          Capitalized lease obligations, payable through 2000  . . . . .            1,353          1,527
                                                                                 --------       --------
                                                                                  211,125        192,215
          Less: current portion  . . . . . . . . . . . . . . . . . . . .           14,469          8,173
                                                                                 --------       --------
                                                                                 $196,656       $184,042
                                                                                 ========       ========

                        NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                 (In thousands)
                                  (Unaudited)

         The Company has in place a revolving credit facility with a syndicate of lenders providing for a total commitment of up to $150,000, upon which no amounts are currently drawn. The Company has recently amended the credit facility to extend the term of the agreement from November 1997 to November 1999.

5.  CONTINGENCIES

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse affect on the financial position or results of operations of the Company.

         Certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at September 30, 1996 of approximately $32,684 in cash and 405 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. For the three months ended September 30, 1996 and September 30, 1995, the Company paid $3,692 and $6,851 in cash, respectively, and issued 59 and 42 shares, respectively, of common stock in connection with businesses acquired in prior years.

                         NOVACARE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1996 AND 1995

         Net revenues for the three months ended September 30, 1996 increased from the prior year by $11.3 million or 5.7% to $209.4 million. Gross profit for the three months ended September 30, 1996 increased from the prior year by $0.9 million or 1.6% to $55.8 million while income from operations declined 3.2% to $15.0 million from $15.5 million. Gross profit as a percentage of net revenues ("gross profit margin") fell by 1.1% from 27.7% in the first quarter of fiscal 1996 to 26.6% in the first quarter of fiscal 1997 and income from operations as a percentage of net revenues ("income from operations margin") fell by 0.6% from 7.8% to 7.2% for the same periods, respectively.

         The $11.3 million increase in net revenues resulted principally from:
(i) an increase in contract rehabilitation revenues resulting principally from a 2.7% increase in productivity and a 1.5% average increase in pricing offset by a 5.4% decrease in the number of full time equivalent therapists, and (ii) a 35% increase in the number of orthotic and prosthetic ("O&P") patients billed resulting principally from the acquisition of businesses acquired since September 30, 1995.

         The principal reason for the 1.1% decline in gross profit margin is increased costs of competitive compensation and benefits combined with lower margins of businesses acquired during the first quarter of fiscal 1997 in the outpatient businesses prior to the realization of integration cost reductions. The 1.1% decline in the gross profit margin was offset somewhat by a 0.8% reduction in selling, general & administrative ("SG&A") costs as a percentage of net revenues due primarily to employee cost and lease savings as a result of the productivity and cost reduction programs initiated in fiscal 1995 and 1996, offset somewhat by an increase in depreciation expense. The absolute dollar increase in SG&A of $1.1 million was due primarily to SG&A from businesses acquired during the first quarter of fiscal 1997 and an increase in depreciation expense.

         Depreciation expense increased to $5.9 million for the three months ended September 30, 1996 from $5.2 million for the three months ended September 30, 1995 primarily due to the full year effect of assets acquired in fiscal 1996 and certain internally developed software placed in service during the first quarter of fiscal 1997. Amortization expense increased $0.2 million from $2.5 million in the first quarter of fiscal 1996 to $2.7 million in the first quarter of fiscal 1997 as a result of businesses acquired subsequent to September 30, 1995.

         Interest expense, net of interest income, increased $0.6 million compared with the prior period principally as a result of decreased interest income due to lower invested cash in the first quarter of fiscal 1997 compared with the first quarter of fiscal 1996 as discussed in "Liquidity and Capital Resources" in the Company's Form 10-K for the year ended June 30, 1996 and later under "Liquidity and Capital Resources".

         Income tax expense as a percentage of pretax income decreased to 41.5% for the first quarter of fiscal 1996 from 43.0% in the previous year. The principal reason for the decrease was lower effective state income tax rate.

                         NOVACARE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, continued

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended September 30, 1996, the Company's cash and cash equivalents decreased by $64.5 million from $95.7 million to $31.3 million. The decrease in cash and cash equivalents resulted principally from:
(i) $50.4 million in payments for the purchase of 13 outpatient companies, including eight businesses which provide O&P rehabilitation services and five businesses which provide outpatient rehabilitation services, the purchase of one business which provides occupational medicine services, and earnout arrangements for businesses acquired in previous years, and (ii) the purchase of approximately 2.7 million shares of the Company's common stock for $23.0 million, offset somewhat by cash provided by operations of $13.1 million.

         Cash provided by operations increased to $13.1 million increased from $4.1 million in the first quarter of fiscal 1997 compared with fiscal 1996, respectively. This increase resulted principally from the timing of payments for accounts payable and accrued expenses offset by the effect of the change in accounts and notes receivable in the first quarter of fiscal 1997 compared with the prior year. The $7.1 million use of cash in the first quarter of fiscal 1997 for net accounts and notes receivable results primarily from a $6.9 million growth in net revenue from the fourth quarter of fiscal 1996. Cash provided by net accounts and notes receivable of $2.1 million in the prior year resulted primarily from the collection of $3.3 million of beginning receivables in excess of net revenues for the first quarter of fiscal 1996 offset by a two day increase in days services outstanding.

         The Company used $3.6 million of cash for capital expenditures during the first three months of fiscal 1997 compared with $7.8 million in the first three months of fiscal 1996. Capital expenditures generally relate to the costs incurred in connection with internally developed software, leasehold renovations and equipment replacement.

         The Company has recently amended its $150.0 million credit facility, upon which no amounts are currently drawn, to extend the term of the agreement from November 1997 to November 1999. At September 30, 1996, commitment availability had been reduced by $5.4 million for issued letters of credit.

         The Company believes that the cash flows generated by the Company's operations, together with its existing cash and availability of credit under the credit facility, will be sufficient to meet the Company's short- and long-term cash needs.

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

                        NOVACARE, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the three months ended September 30, 1996, the Company did not submit any matters to a vote of security holders. On October 31, 1996, the Company held its Annual Meeting of Stockholders for the fiscal year ended June 30, 1996. The following matters were submitted for vote:

1. The following individuals were nominated and elected to serve as the directors of the Company:

         John H. Foster                    For:  53,100,935
                                        Withhold Authority:  667,952

         Timothy E. Foster                 For:  53,100,838
                                        Withhold Authority:  668,049

         E. Martin Gibson                  For:  53,105,696
                                        Withhold Authority:  663,191

         Siri S. Marshall                  For:  53,108,575
                                        Withhold Authority:  660,312

         Stephen E. O'Neil                 For:  53,105,875
                                        Withhold Authority:  663,012

         George W. Siguler                 For:  53,105,141
                                        Withhold Authority:  663,746

         Robert G. Stone, Jr.              For:  53,095,086
                                        Withhold Authority:  673,801

         Daniel C. Tosteson, M.D.          For:  53,096,546
                                        Withhold Authority:  672,341

2. The holders of 31,734,050 shares voted for, the holders of 3,667,491 shares voted against and the holders of 785,484 shares abstained with respect to the approval of the amendment to the Company's 1986 Stock Option Plan.

3. The holders of 25,901,832 shares voted for, the holders of 9,410,074 shares voted against and the holders of 875,119 shares abstained with respect to the approval of the grant to John H. Foster, Chairman and Chief Executive Officer of the Company, and Timothy E. Foster, President and Chief Operating Officer of the Company of certain options to purchase shares of the common stock $.01 par value of the Company.

4. The holders of 52,438,253 shares voted in favor of, the holders of 1,157,825 shares voted against, and the holders of 172,808 shares abstained with respect to the ratification of the selection of Price Waterhouse LLP, independent certified public accountants, to serve as independent accountants for the Company.

                        NOVACARE, INC. AND SUBSIDIARIES

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(A)    Exhibit
       Number                             Exhibit Description                                   Page Number
       ------                             -------------------                                   -----------
        10(a)     Revolving Credit Facility Agreement Seventh Amendment dated as of
                  November 4, 1996 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North Carolina, Mellon
                  Bank, N.A., Nationsbank, N.A. (Carolina), CoreStates Bank, N.A., and
                  Fleet Bank of Massachusetts, N.A.


         27       Financial Data Schedule

                        NOVACARE, INC. AND SUBSIDIARIES





                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                        NOVACARE, INC.
                                        (REGISTRANT)




NOVEMBER 14, 1996                       BY /s/  ROBERT E. HEALY, JR.
                                           -----------------------------------
                                                ROBERT E. HEALY, JR.,
                                                SENIOR VICE PRESIDENT, FINANCE
                                                AND ADMINISTRATION
                                                AND CHIEF FINANCIAL OFFICER


                                        BY /s/  BARRY E. SMITH
                                           -----------------------------------
                                                BARRY E. SMITH,
                                                VICE PRESIDENT, CONTROLLER
                                                AND CHIEF ACCOUNTING OFFICER