Form 10-Q
period 1996-12-31
NOVACARE INC
filed 1997-02-14
CIK 802843

U N I T E D   S T A T E S
          S E C U R I T I E S   A N D   E X C H A N G E
                       C O M M I S S I O N
              W A S H I N G T O N,  D C  2 0 5 4 9


                            FORM 10-Q



          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1996


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

                      Yes  X     No


As of January 31, 1997, NovaCare, Inc. had 60,585,180 shares of common stock, $.01 par value, outstanding.



                 NOVACARE, INC. AND SUBSIDIARIES

           FORM 10-Q - QUARTER ENDED DECEMBER 31, 1996


                              INDEX
                          ______________

Part No.    Item No.                   Description                   Page No.
________  ___________               ____________________             ________

 I                FINANCIAL INFORMATION

          1       Financial Statements
                  -  Condensed Consolidated Balance Sheets as of
                     December 31, 1996 and June 30, 1996              1

                  -  Condensed Consolidated Statements of
                     Operations for the Three Months Ended
                     December 31, 1996 and 1995                       2

                  -  Condensed Consolidated Statements of
                     Operations for the Six Months Ended
                     December 31, 1996 and 1995                       3

                  -  Condensed Consolidated Statements of Cash
                     Flows for the Six Months Ended
                     December 31, 1996 and 1995                       4

                  -  Notes to Condensed Consolidated Financial
                     Statements                                      5-8

          2       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     9-12

 II               OTHER INFORMATION

          4       Submission of Matters to a Vote of Security-
                  Holders                                             13

          6       Exhibits and Reports on Form 8-K                    13

Signatures                                                            14








                                   i

                 NOVACARE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
            As of December 31, 1996 and June 30, 1996
                         (In thousands)

                                     December 31,       June 30,
                                         1996             1996
                                     ____________     ____________
ASSETS                               (Unaudited)      (See Note 1)
Current assets:
  Cash and cash equivalents........     $ 20,040           $95,724
  Accounts receivable, net of
  allowances at December 31, 1996
  and at June 30, 1996 of  $22,073
  and $18,995, respectively........      222,037           192,636
  Other current assets.............       48,574            43,799
                                    ____________      ____________
   Total current assets............      290,651           332,159

Property and equipment, net........       64,593            63,319
Excess cost of net assets acquired,
net................................      435,882           354,117
Investments in joint ventures......       11,839            11,984
Other assets.......................       30,797            28,152
                                    ____________      ____________
                                        $833,762          $789,731
                                    ============      ============


LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
  Current portion of financing
  arrangements....................      $ 11,052         $  8,173
  Accounts payable and accrued
  expenses........................       112,877           93,854
  Income taxes payable............         7,259            6,420
                                     ____________     ____________
   Total current liabilities......       131,188          108,447

Financing arrangements, net of
current portion...................       209,288          184,042

Other.............................        12,380           12,848
                                     ____________     ____________
   Total liabilities..............       352,856          305,337
                                     ____________     ____________
Commitments and contingencies.....          ___              ___

Stockholders' equity:
  Common stock, $.01 par value;
  authorized 200,000 shares,
  issued 66,388 shares at
  December 31, 1996
  and 66,091 shares at
  June 30, 1996....................          663              661
  Additional paid-in capital.......      256,457          253,918
  Retained earnings................      270,190          253,430
                                     ____________     ____________
                                         527,310          508,009

  Less: Common stock in treasury
  (at cost),5,844 shares at
  December 31, 1996 and
  3,190 shares at June 30, 1996.....     (46,378)         (23,465)
     Deferred compensation..........         (26)            (150)
                                     ____________     ____________
     Total stockholders' equity.....      480,906          484,394
                                     ____________     ____________
                                         $833,762         $789,731
                                     ============     ============


The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.


                 NOVACARE, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)
                           (Unaudited)

                                              Three Months Ended
                                                 December 31,
                                            ______________________
                                              1996         1995
                                            _________    _________

Net revenues...........................    $235,012       $200,957
Cost of services.......................     174,101        145,748
                                            _________    _________
   Gross profit........................      60,911         55,209

Selling, general and administrative
expenses...............................      33,982         33,762
Provision for uncollectible accounts...       5,207          3,826
Amortization of excess cost of
net assets acquired....................       2,927          2,498
                                             _________    _________

      Income from operations...........      18,795         15,123

Investment income......................         286          1,192
Interest expense.......................      (3,280)        (3,225)
Minority interest......................         (48)           (25)
                                            _________    _________

      Income before income taxes.......       15,753        13,065

Income taxes...........................        6,537         5,618
                                            _________    _________

      Net income.......................      $ 9,216       $ 7,447
                                            =========    =========

      Net income per share.............      $   .15       $   .12
                                            =========    =========
      Weighted average number of
      shares outstanding...............       62,725        64,273
                                            =========    =========

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.




                 NOVACARE, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)
                           (Unaudited)

                                                Six Months Ended
                                                  December 31,
                                            ________________________
                                              1996            1995
                                            __________   ___________

Net revenues..........................       $444,442     $399,094
Cost of services......................        327,752      289,002
                                            _________    _________
   Gross profit.......................        116,690      110,092

Selling, general and administrative
expenses..............................         66,790       66,452
Provision for uncollectible accounts..         10,466        8,068
Amortization of excess cost of
net assets acquired...................          5,621        4,952
                                            _________    _________

      Income from operations..........         33,813       30,620

Investment income.....................          1,376        3,096

Interest expense......................         (6,448)      (6,565)

Minority interest.....................            (92)         (45)
                                             _________    _________

      Income before income taxes......         28,649       27,106

Income taxes..........................         11,889       11,656
                                             _________    _________

      Net income......................        $16,760      $15,450
                                             =========    ==========

      Net income per share............        $   .27       $  .24
                                             =========    ==========
      Weighted average number of
      shares outstanding..............          62,975       64,933
                                             =========    ==========











The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.


                 NOVACARE, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)
                                               Six Months Ended
                                                 December 31,
                                             _____________________
                                               1996        1995
                                             ________    ________
Cash flows from operating activities:
Net income................................... $16,760     $15,450

Adjustments to reconcile net income to
 net cash flows provided by
 operating   activities:
  Depreciation and amortization..............   17,279      15,541
  Minority interest..........................       92          45
  Provision for uncollectible accounts.......   10,466       8,068
  Deferred income taxes......................    1,100       2,163
  Changes in assets and liabilities,
   net of effects from acquisitions:
     Accounts and notes receivable, net......  (28,861)    (17,747)
     Other current assets....................      828      (2,201)
     Accounts payable and accrued expenses      11,306      (9,847)
     Income taxes payable....................      540       3,637
     Other, net..............................     (903)        187
                                               ________    ________

     Net cash flows provided by
     operating activities....................   28,607      15,296
                                               ________    ________

Cash flows from investing activities:
Payments for businesses acquired,
net of cash acquired.........................   (74,949)     (13,833)
Net additions to property, equipment and
capitalized software.........................    (9,647)     (14,454)
Net payment in connection with the sale of         ___
hospital operations..........................                (13,208)
Other, net...................................    (1,318)      (1,248)
                                                 ________    ________
     Net cash flows used in
     investing activities....................    (85,914)    (42,743)
                                                 ________    ________

Cash flows from financing activities:
Proceeds from financing arrangements.........     12,000         133
Payment of financing arrangements............     (8,973)    (24,580)
Proceeds from common stock issued............      1,847       1,534
Payment for purchase of treasury stock.......    (23,251)    (24,211)
                                                 _________    ________

     Net cash flows used in
     financing activities....................     (18,377)    (47,124)
                                                  ________    ________

Net decrease in cash and cash equivalents....     (75,684)    (74,571)
Cash and cash equivalents, beginning of
period.......................................      95,724      158,636
                                                  _________    ________
Cash and cash equivalents, end of period.....     $20,040      $84,065
                                                  =========    ========
Supplemental disclosures of cash flow
information:
 Interest paid................................    $ 5,760      $ 6,094
                                                  =========    ========
 Income taxes paid, including
 $29,200 related to the sale of hospital
 operations for the six months ended
 December 31, 1995.............................   $14,080      $36,338
                                                  =========    ========
  The accompanying Notes to Condensed Consolidated Financial
      Statements are an integral part of these statements.


                 NOVACARE, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996
                         (In thousands)
                           (Unaudited)

1.   Basis of Presentation

       The accompanying condensed consolidated financial statements of NovaCare, Inc. (the "Company") are unaudited. The balance sheet as of June 30, 1996 is condensed from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended June 30, 1996. Certain information and footnote disclosures normally in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal recurring adjustments) necessary to present a fair statement of the results for such interim periods. Certain amounts in the fiscal 1996 consolidated financial statements have been reclassified to conform with fiscal 1997 presentation.

       Operating results for the three and six-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

2.   Provision for Restructure

       During the first six months of fiscal 1997, the Company continued to implement the consolidation and reorganization programs outlined in the provisions for restructure incurred in the third quarter of fiscal 1996 and fourth quarter of fiscal 1995. These programs, which consist of exiting and combining facilities and the consolidation of certain finance and administrative functions, are substantially complete as to the notification of personnel, the write off of assets, and the consolidation of administrative functions. At December 31, 1996, approximately $5,680 remained accrued for facility, branch and clinic closure and other costs. Thise remaining amount relates to remaining lease obligations on facilities which have been closed and the costs associated with the closure of certain facilities.

3.  Merger, Acquisition and Joint Venture Transactions

       During the six months ended December 31, 1996, the Company acquired 21 outpatient businesses, including 14 which provide orthotic and prosthetic rehabilitation services and seven which provide outpatient rehabilitation services, and also one business which provides occupational health services and one professional employer organization ("PEO"). During the six months ended December 31, 1995, the Company acquired seven outpatient businesses, including four which provide outpatient rehabilitation services and three which provide orthotic and prosthetic rehabilitation services. All acquisitions were accounted for as purchases and, accordingly, the aggregate purchase price was allocated to assets and liabilities based on their fair values at the date of acquisition.




                 NOVACARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 1996
                         (In thousands)
                           (Unaudited)

    The following unaudited pro forma consolidated results of operations of the Company give effect to each of the acquisitions as if they occurred on July 1, 1995:

                                              For the six months
                                                     ended
                                                 December 31,
                                             _____________________
                                               1996         1995
                                             _________    ________

     Net revenues..........................   $468,217    $457,118

     Net income............................     17,493      17,745
     Net income per share..................   $    .28    $    .27

       The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of July 1, 1995, or the results which may occur in the future.

       Information with respect to businesses acquired in purchase transactions for the six months ended
  December 31, 1996 was as follows:


     Cash paid (net of cash acquired).........          $63,557
     Notes issued.............................           16,663
                                                       _________
                                                         80,220
     Liabilities assumed......................           10,280
                                                       _________
                                                         90,500
        Fair value of assets acquired,
        principally accounts receivable
        and property and equipment.............          12,519
                                                       _________
       Cost in excess of fair value
       of net assets acquired...................        $77,981
                                                       =========


  The results of operations of businesses acquired have been included in the consolidated results of the Company from the effective date of each acquisition.

4.   Financing Arrangements

  Financing arrangements consisted of the following:

                                          December 31,   June 30,
                                              1996         1996
                                           _________     _________
  Convertible subordinated
   debentures (5.5%), due January 2000..    $175,000      $175,000

  Subordinated promissory notes
   (5% to 9%),payable through 2002......      32,162        15,516
   $150,000 revolving credit
   facility (Euro-Rate plus 1/2
   to 1-1/8%) due November 28, 1999.....      12,000           ___
  Notes (5% to 9%), payable
   through November 2000.................         88           172
  Capitalized lease obligations,
   payable through 2000..................      1,090         1,527
                                             ________     _________
                                             220,340       192,215
  Less: current portion.................      11,052         8,173
                                            __________    __________
                                            $209,288      $184,042
                                            ==========    ==========


                 NOVACARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 1996
                         (In thousands)
                           (Unaudited)
5. Contingencies

    The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse affect on the financial position or results of operations of the Company.

    Certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at December 31, 1996 of approximately $33,168 in cash and 351 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. For the six months ended December 31, 1996 and December 31, 1995, the Company paid $11,392 and $11,809 in cash, respectively, and issued 129 and 334 shares, respectively, of common stock in connection with businesses acquired in prior years.

6.   Financial Data by Business Segment

     As of the second quarter of fiscal 1997, the Company operates in two industries, rehabilitation services and PEO services. Rehabilitation services include: (i) providing rehabilitation therapy, subacute and rehabilitation program consulting and management services on a contract basis to health care institutions, primarily long-term care facilities, and (ii) providing outpatient, orthotic and prosthetic ("O&P") and occupational health rehabilitation services through a national network of patient care centers and integrated delivery systems comprising health care providers and payors. PEO services, primarily provided to small- to medium-sized businesses, include payroll and human resource administration, health care and workers' compensation coverage and other benefits.

    Operating results and other financial data are presented for the principal business segments of the Company as follows:

                             Rehabilitation   PEO
                                Services    Services   Consolidated
                              ____________  ________   ____________
  Three Months Ended
  December 31, 1996:
       Net Revenues.......      $224,677     $10,335      $235,012
       Income from
       Operations.........        18,661         134        18,795
       Depreciation
       Expense............         5,718           6         5,724
       Capital
       Expenditures.......         6,095         ___         6,095

  Six Months Ended
    December 31, 1996:
       Net Revenues.......      $434,107     $10,335      $444,442
       Income from
       Operations.........        33,679         134        33,813
       Depreciation
       Expense............        11,652           6        11,658
       Capital
       Expenditures.......         9,647         ___         9,647

  As of December 31, 1996:

  Assets..................      $826,705      $ 7,057     $833,762


                 NOVACARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 1996
                         (In thousands)
                           (Unaudited)

6.   Financial Data by Business Segment (Continued)

       Income from operations by business segment is total net revenue less operating expenses. In computing operating profit by business segment, none of the following items has been added or deducted: other income, interest expense, income taxes or unusual items. Identifiable assets by segment are those assets that are used in the Company's operations in each industry.



















                  NOVACARE, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Overview

     The Company has experienced significant growth in the recent year through strategic acquisitions and growth in its existing businesses. Since June 30, 1996, the Company purchased 21 outpatient companies, including 14 which provide orthotic & prosthetic ("O&P") rehabilitation services and seven which provide outpatient rehabilitation services, and also one business which provides occupational medicine services. During the second quarter of fiscal 1997, the Company entered into the professional employer organization ("PEO") industry through the acquisition of one PEO business. The following is the results of operations for the three- and six-month periods ending December 31, 1996:

                         Three Months              Six Months
                            Ended                     Ended
                         December 31,              December 31,
                         ____________             _____________

                         1996         1995        1996          1995
                      __________   _________   __________    _________

Net Revenues
 Rehabilitation
 services.........   $224,677       $200,957    $434,107      $399,094
 PEO..............     10,335           ___       10,335          ___

Gross profit
 Rehabilitation
 services.........    60,453          55,209     116,232       110,092
 PEO..............       458            ___          458          ___
                    __________     _________   ___________   _________

 Total gross
 profit...........    60,911          55,209     116,690       110,092


Other operating
expenses(1).......    42,116          40,086      82,877        79,472
                     __________     _________   __________    _________

Income from
operations........  $ 18,795        $ 15,123    $ 33,813      $ 30,620
                    ===========     =========   ===========   =========

 (1) Other operating expenses includes selling, general & administrative expenses, provision for uncollectible accounts, and amortization of excess cost of net assets acquired.

Results of Operations for the Three Months Ended December 31, 1996


     Net revenues for the three months ended December 31, 1996 increased from the prior year by $34.1 million or 16.9% to $235.0 million and gross profit increased $5.7 million or 10.3% to $60.9 million, respectively, primarily as a result of acquisitions and internal growth as discussed further under "Operating Results by Business".

     Other operating expenses increased $2.0 million from $40.1 million in the second quarter of fiscal 1996 to $42.1 million in the second quarter of fiscal 1997. The increased costs are primarily associated with businesses acquired in fiscal 1997. As a percentage of net revenues, other operating expenses decreased from 19.9% to 17.9% for the same periods, respectively, as a result of employee cost and lease savings resulting from the productivity and cost reduction programs initiated in fiscal 1995 and 1996.



                  NOVACARE, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION - Continued
                    AND RESULTS OF OPERATIONS


     Depreciation expense increased to $5.7 million for the three months ended December 31, 1996 from $5.4 million for the three months ended December 31, 1995 primarily due to the full year effect of assets acquired in fiscal 1996 and certain internally developed software placed in service during fiscal 1997. Amortization expense increased $0.4 million from $2.5 million to $2.9 million for the same periods, respectively, as a result of businesses acquired subsequent to December 31, 1995.

     Interest expense, net of interest income, increased $1.0 million compared with the prior period principally as a result of decreased interest income due to lower invested cash in the second quarter of fiscal 1997 compared with the first quarter of fiscal 1996 as discussed in "Liquidity and Capital Resources" in the Company's Form 10-K for the year ended June 30, 1996 and later under "Liquidity and Capital Resources".

     Income tax expense as a percentage of pretax income decreased to 41.5% for the second quarter of fiscal 1997 from 43.0% in the previous year. The principal reason for the decrease was lower effective state income tax rates.

Results of Operations for the Six Months Ended December 31, 1996

     Net revenues for the six months ended December 31, 1996 increased from the prior year by $45.3 million or 11.4% to $444.4 million and gross profit increased $6.6 million or 6.0% to $116.7 million, respectively, primarily as a result of acquisitions and internal growth as discussed further under "Operating Results by Business".

     Other operating expenses increased $3.4 million from $79.5 million for the six months ended December 31, 1995 to $82.9 million for the six months ended December 31, 1996. The increased costs are primarily associated with businesses acquired in fiscal 1997. As a percentage of net revenues, other operating expenses decreased from 19.9% to 18.6% for the same periods, respectively, as a result of employee cost and lease savings resulting from the productivity and cost reduction programs initiated in fiscal 1995 and 1996.

     Depreciation expense increased to $11.7 million for the six months ended December 31, 1996 from $10.6 million for the six months ended December 31, 1995 primarily due to the full year effect of assets acquired in fiscal 1996 and certain internally developed software placed in service during fiscal 1997. Amortization expense increased $0.6 million to $5.6 million from $5.0 million for the same periods, respectively, as a result of businesses acquired subsequent to December 31, 1995.

     Interest expense, net of interest income, increased $1.6 million compared with the prior period principally as a result of decreased interest income due to lower invested cash in the first six months of fiscal 1997 compared with the first six months of fiscal 1996 as discussed in "Liquidity and Capital Resources" in the Company's Form 10-K for the year ended June 30, 1996 and later under "Liquidity and Capital Resources".



                 NOVACARE, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION - Continued
                    AND RESULTS OF OPERATIONS

     Income tax expense as a percentage of pretax income decreased to 41.5% for the six months ended December 31, 1996 from 43.0% in the previous year. The principal reason for the decrease was lower effective state income tax rates.

Operating Results by Business

     Rehabilitation Services

     Results of Operations for the Three Months Ended December 31, 1996

     Net revenues for the three months ended December 31, 1996 increased from the prior year by $23.7 million or 11.8% to $224.7 million. Gross profit for the three months ended December 31, 1996 increased from the prior year by $5.3 million or 9.6% to $60.5 million. Gross profit as a percentage of net revenues ("gross profit margin") fell from 27.5% in the second quarter of fiscal 1996 to 26.9% in the second quarter of fiscal 1997.

      The $23.7 million increase in net revenues resulted principally from: (i) an increase of $20.2 million from businesses acquired since December 31, 1995, and (ii) a $7.4 million increase in contract rehabilitation revenues resulting principally from a 2.0% increase in productivity, a 1.1% average increase in pricing, and a 1.2% increase in the average number of full time equivalents therapists ("FTE"). These increases were offset somewhat by $4.5 million in revenues attributable to outpatient facilities closed, sold or contributed to joint ventures since September 30, 1995.

     The $5.3 million increase in gross profit was primarily due to the acquisitions and the increase in productivity, pricing and FTE in contract rehabilitation offset somewhat by increased costs of compensation and benefits. The decrease of 0.6% in the gross profit margin results primarily from the acquisition of lower margin businesses prior to integration cost reductions and increased labor costs in excess of productivity and pricing increases in contract rehabilitation services.

     Results of Operations for the Six Months Ended December 31, 1996

     Net revenues for the six months ended December 31, 1996 increased from the prior year by $35.0 million or 8.8% to $434.1 million. Gross profit for the six months ended December 31, 1996 increased from the prior year by $6.1 million or 5.6% to $116.2 million. Gross profit as a percentage of net revenues ("gross profit margin") fell from 27.6% for the six months ended December 31, 1995 to 26.8% for the six months ended December 31, 1996.

      The $35.0 million increase in net revenues resulted principally from: (i) an increase of $26.8 million from businesses acquired since December 31, 1995, (ii) an $11.6 million increase in contract rehabilitation net revenues resulting principally from a 1.2% average increase in pricing and a 1.7% increase in productivity, offset somewhat by a 1.1% decrease in the average number of FTE, and (iii) a $4.6 million increase in outpatient net revenues attributable to an approximate 3% internal growth rate. These increases were offset somewhat by $9.0 million in revenues attributable to outpatient facilities closed, sold or contributed to joint ventures since June 30, 1995.

     The $6.1 million increase in gross profit was primarily due to the acquisitions and the increase in productivity and pricing in contract rehabilitation offset somewhat by increased costs of compensation and benefits. The decrease of 0.8% in the gross profit margin results primarily from the acquisition of lower margin businesses prior to integration cost reductions and increased labor costs in excess of productivity and pricing increases in contract rehabilitation services.

                  NOVACARE, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION - Continued
                    AND RESULTS OF OPERATIONS

     PEO

     Results of Operations for the Three and Six Months Ended
      December 31, 1996.

     The financial results of the PEO represent the revenue and costs associated with the acquisition of one business which provides professional employer services. As of December 31, 1996, the Company provided services for approximately 2,000 worksite employees.

Liquidity and Capital Resources

     During the six months ended December 31, 1996, the Company's cash and cash equivalents decreased by $75.7 million from $95.7 million to $20.0 million. The decrease in cash and cash equivalents principally resulted from (i) $74.9 million in payments for the purchase of businesses acquired since June 30, 1996 and contingent payments in connection with businesses acquired in previous years, (ii) the purchase of approximately
2.7 million shares of the Company's stock for $23.3 million, and
(iii) $9.6 million in payments for additions to property, equipment and capitalized software. These decreases were offset somewhat by cash provided by operations of $28.6 million and a net increase in the Company's financing arrangements of $3.0 million.

     Cash provided by operations increased to $28.6 million for the six months ended December 31, 1996 from $15.3 million for the six months ended December 31, 1995, respectively. This increase is due to changes in working capital as a result of timing of receipts and disbursements and the increase in operating income before depreciation and amortization expense.

     The Company used $9.6 million of cash for capital expenditures during the first six months of fiscal 1997 compared with $14.5 million in the first six months of fiscal 1996.
Capital expenditures generally relate to the costs incurred in connection with internally developed software, leasehold renovations and equipment replacement.

     The Company amended its $150.0 million credit facility in the first quarter of fiscal 1997 to extend the term of the agreement from November 1997 to November 1999. As of December 31, 1996, $132.6 million of the credit facility was available after reduction of borrowings and letters of credit of $5.4 million.

     The Company believes that the cash flows generated by the Company's operations, together with its existing cash and availability of credit under the credit facility, will be sufficient to meet the Company's short- and long-term cash needs.

Cautionary Statement

     Except for historical information, matters discussed above are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include the timing and nature of reimbursement changes (including imposition of, and changes in, salary equivalency rates for Medicare, changes in workers' compensation and other governmental rate and reimbursement system changes), the number and productivity of clinicians, decisions by chain customers as to whether to take therapy and other services in-house, pricing of managed care and other third party contracts, the direction and success of competitors, management retention and development, management's success in developing and introducing new products and lines of business and unanticipated market changes and long-term cash needs.


                 NOVACARE, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security-Holders
____________________________________________________________

  On October 31, 1996, the Company held its Annual Meeting of Stockholders for the fiscal year ended June 30, 1996. A description of the results of the election of Directors and each other matter voted upon at the meeting is set forth in "Item 4 - Submission of Matters to a Vote of Security-Holders" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which information in such Item 4 is incorporated in its entirety by reference herein.

Item 6 - Exhibits and Reports on Form 8-K
_________________________________________

(A) Exhibit
    Number                     Exhibit Description                Page Number
   _________               _________________________             _____________

     10(a) Employment agreement dated as of September 25, 1996 between the Company and William D. Fuchs

     10(b) Employment agreement dated as of October 16, 1996 between the Company and Aven Kerr.

     10(c) Employment agreement dated as of October 9, 1996 between the Company and Barry E. Smith.

       27    Financial Data Schedule

(B) The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.


                         NOVACARE, INC. AND SUBSIDIARIES

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NOVACARE, INC.
                                    ______________
                                      (Registrant)



February 13, 1997                By:  /s/ Robert E. Healy, Jr.
                                    ___________________________
                                          Robert E. Healy, Jr.,
                                          Senior Vice President
                                          Finance & Administration
                                          and Chief Financial Officer


                                  By:  /s/ Barry E. Smith
                                     ____________________________
                                           Barry E. Smith,
                                           Vice President,
                                           Controller and
                                           Chief Accounting Officer













