Form 10-Q
period 1997-03-31
NOVACARE INC
filed 1997-05-15
CIK 802843

U N I T E D   S T A T E S
          S E C U R I T I E S   A N D   E X C H A N G E
                       C O M M I S S I O N
              W A S H I N G T O N,  D C  2 0 5 4 9


                            FORM 10-Q



          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997


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

                      Yes   X    No
                           ---       ---

As of May 1, 1997, NovaCare, Inc. had 60,898,872 shares of common stock, $.01 par value, outstanding.



                 NOVACARE, INC. AND SUBSIDIARIES

            FORM 10-Q - QUARTER ENDED MARCH 31, 1997


                              INDEX
                           -----------

Part No.  Item No.         Description                         Page No.
--------  --------        --------------                      ---------

 I                   FINANCIAL INFORMATION

          1          Financial Statements
                      - Condensed Consolidated Balance
                        Sheets as of March 31, 1997 and
                        June 30, 1996                             1

                      - Condensed Consolidated Statements
                        of Operations for the Three Months
                        Ended March 31, 1997 and 1996             2

                      - Condensed Consolidated Statements
                        of Operations for the Nine Months
                        Ended March 31, 1997 and 1996             3

                      - Condensed Consolidated Statements
                        of Cash Flows for the Nine Months
                        Ended March 31, 1997 and 1996             4

                      - Notes to Condensed Consolidated
                        Financial Statements                     5-8

          2          Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                 9-13

 II                  OTHER INFORMATION

          6          Exhibits and Reports on Form 8-K            14

Signatures                                                       15








                                   i

                 NOVACARE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
             As of March 31, 1997 and June 30, 1996
                         (In thousands)

                                                March 31,      June 30,
                                                  1997           1996
                                               -----------   -----------
ASSETS                                         (Unaudited)   (See Note 1)
Current assets:
  Cash and cash equivalents.................   $   14,699    $   95,724
  Accounts receivable, net of allowances at
  March 31, 1997 and at June 30, 1996 of
  $25,656 and $18,995, respectively.........      235,689       192,636
  Other current assets......................       51,987        43,799
                                               -----------   -----------
   Total current assets.....................      302,375       332,159

Property and equipment, net.................       66,367        63,319
Excess cost of net assets acquired, net.....      536,922       354,117
Investments in joint ventures...............       12,045        11,984
Other assets................................       32,715        28,152
                                               -----------   -----------
                                               $  950,424    $  789,731
                                               ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of financing
  arrangements..............................   $   15,284    $    8,173
  Accounts payable and accrued expenses.....      127,946        93,854
  Income taxes payable......................        7,525         6,420
                                               -----------   -----------
   Total current liabilities................      150,755       108,447

Financing arrangements, net of
current portion.............................      288,556       184,042
Other.......................................       13,374        12,074
                                               -----------   -----------
   Total liabilities........................      452,685       304,563
                                               -----------   -----------
Minority interest...........................        3,353           774
Commitments and contingencies...............          ---           ---

Stockholders' equity:
  Common stock, $.01 par value; authorized
  200,000 shares, issued 66,504 shares at
  March 31, 1997 and 66,091 shares at
  June 30, 1996.............................          665           661
  Additional paid-in capital................      258,343       253,918
  Retained earnings.........................      280,283       253,430
                                               -----------   -----------
                                                  539,291       508,009

  Less: Common stock in treasury
  (at cost), 5,619 shares at March 31, 1997
  and 3,190 shares at June 30, 1996..........     (44,905)      (23,465)
     Deferred compensation...................         ---          (150)
                                               -----------   -----------
     Total stockholders' equity..............     494,386       484,394
                                               -----------   -----------
                                                $  950,424    $ 789,731
                                               ===========   ===========
The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.


                 NOVACARE, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)
                           (Unaudited)

                                              Three Months Ended
                                                  March 31,
                                            ------------------------
                                                1997          1996
                                            -----------  -----------

Net revenues.............................   $  290,454   $  191,393
Cost of services.........................      221,015      148,421
                                            -----------  -----------

               Gross profit..............       69,439       42,972

Selling, general and administrative
expenses.................................       40,274       32,127
Provision for uncollectible accounts.....        4,291        4,520
Amortization of excess cost of
net assets acquired......................        3,652        2,504
Provision for restructure and
other special charges.....................         ---       13,370
                                            -----------  -----------
                Income (loss) from
                operations................      21,222       (9,549)

Investment income.........................         167          816
Interest expense..........................      (3,776)      (2,986)
Minority interest.........................         (93)         (22)
                                            -----------  -----------

      Income (loss) before income taxes...      17,520      (11,741)

Income taxes..............................       7,427       (3,161)
                                            -----------  -----------

      Net income (loss)...................  $   10,093   $   (8,580)
                                            ===========  ===========

      Net income (loss) per share.........  $      .16   $     (.13)
                                            ===========  ===========

      Weighted average number of
      shares outstanding..................      63,103       63,813
                                            ===========  ===========

   The accompanying Notes to Condensed Consolidated Financial
      Statements are an integral part of these statements.




                 NOVACARE, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)
                           (Unaudited)

                                                 Nine Months Ended
                                                      March 31,
                                             --------------------------
                                                 1997          1996
                                             -----------   -----------

Net revenues..............................   $  734,896    $  590,487
Cost of services..........................      548,767       437,423
                                             -----------   -----------

              Gross profit................      186,129       153,064

Selling, general and administrative
expenses..................................      107,064        98,579
Provision for uncollectible accounts......       14,757        12,588
Amortization of excess cost of
net assets acquired.......................        9,273         7,456
Provision for restructure and
other special charges.....................          ---        13,370
                                             -----------   -----------

      Income from operations...............      55,035        21,071

Investment income..........................       1,543         3,912
Interest expense...........................     (10,224)       (9,551)
Minority interest..........................        (185)          (67)
                                             -----------   -----------

      Income before income taxes...........      46,169        15,365

Income taxes...............................      19,316         8,495
                                             -----------   -----------

      Net income...........................  $   26,853    $    6,870
                                             ===========   ===========

      Net income per share.................  $      .43    $      .11
                                             ===========   ===========

      Weighted average number
      of shares outstanding................      63,017        64,560
                                             ===========   ===========

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.


                 NOVACARE, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)
                                                Nine Months Ended
                                                    March 31,
                                              ------------------------
                                                 1997           1996
                                              -----------  -----------
Cash flows from operating activities:
Net income.................................   $   26,853   $    6,870

Adjustments to reconcile net income to
 net cash flows provided by
 operating activities:
  Depreciation and amortization............       27,104       23,281
  Minority interest........................          185           67
  Provision for uncollectible accounts.....       14,757       12,588
  Deferred income taxes....................          382       (6,202)
     Non-cash portion of provision
     for restructure........................         ---        6,978
  Changes in assets and liabilities,
   net of effects from acquisitions:
     Accounts and notes receivable, net....      (35,095)     (13,284)
     Other current assets..................         (873)      (1,583)
     Accounts payable and accrued expenses.         (539)     (12,691)
     Income taxes payable..................        1,768        6,018
     Other, net............................       (1,067)        (810)
                                              -----------  -----------

     Net cash flows provided by
     operating activities..................       33,475       21,232
                                              -----------  -----------

Cash flows from investing activities:
Payments for businesses acquired,
net of cash acquired.......................     (142,718)     (18,974)
Net additions to property, equipment and
capitalized software.......................      (14,747)     (19,903)
Net payment in connection with the sale of
hospital operations........................          ---      (13,208)
Other, net.................................       (1,409)      (2,204)
                                              -----------  -----------

     Net cash flows used in
     investing activities..................     (158,874)     (54,289)
                                              -----------  -----------

Cash flows from financing activities:
Proceeds from financing arrangements.......      119,700          133
Payment of financing arrangements..........      (54,766)     (29,778)
Proceeds from common stock issued..........        2,690        2,478
Payment for purchase of treasury stock.....      (23,250)     (24,953)
                                              -----------  -----------
     Net cash flows provided
     by/(used in) financing activities.....       44,374      (52,120)
                                              -----------  -----------

Net decrease in cash and cash equivalents.. (81,025) (85,177) Cash and cash equivalents, beginning of
period.....................................       95,724      158,636
                                              -----------  -----------
Cash and cash equivalents, end of period...   $   14,699   $   73,459
                                              ===========  ===========

Supplemental disclosures of cash flow
information:
    Interest paid..........................  $   11,314   $   11,241
                                             ===========  ===========
    Income taxes paid, including $29,200
    related to the sale of hospital
    operations for the nine months ended
    March 31, 1996.........................  $   21,142   $   39,594
                                             ===========  ===========

   The accompanying Notes to Condensed Consolidated Financial
      Statements are an integral part of these statements.

                 NOVACARE, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1997
                         (In thousands)
                           (Unaudited)
1.   Basis of Presentation

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

       Operating results for the three and nine-month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

2.   Provision for Restructure

       During the first nine months of fiscal 1997, the Company continued to implement the consolidation and reorganization programs outlined in the provisions for restructure incurred in the third quarter of fiscal 1996 and fourth quarter of fiscal 1995. These programs, which consist of exiting and combining facilities and the consolidation of certain finance and administrative functions, are complete as to the notification of personnel, the write off of assets, and the consolidation of administrative functions. At March 31, 1997, approximately $7,661 remained accrued for facility, branch and clinic closure costs. This amount relates to remaining lease obligations on facilities which have been closed and the costs associated with the closure of certain facilities.

  3.  Merger, Acquisition and Joint Venture Transactions

    During the nine months ended March 31, 1997, the Company acquired 41 outpatient businesses, including 25 which provide orthotic and prosthetic rehabilitation services and 16 which provide outpatient rehabilitation services. The Company also acquired three businesses which provide occupational health services and four professional employer organizations ("PEO"). During the nine months ended March 31, 1996, the Company acquired nine outpatient businesses, including six which provide outpatient rehabilitation services and three which provide orthotic and prosthetic rehabilitation services. All acquisitions were accounted for as purchases and, accordingly, the aggregate purchase price was allocated to assets and liabilities based on their fair values at the date of acquisition.

                 NOVACARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                         March 31, 1997
                         (In thousands)
                           (Unaudited)

3. Merger, Acquisition and Joint Venture Transactions (Continued)

    The following unaudited pro forma consolidated results of operations of the Company give effect to each of the acquisitions as if they occurred on July 1, 1995:

                                                   For the nine months
                                                         ended
                                                        March 31,
                                                 ------------------------
                                                    1997          1996
                                                 -----------  -----------
     Net revenues.........................       $  916,173   $  875,423
     Net income...........................           29,031       11,862
     Net income per share.................       $      .46   $      .18

       The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of July 1, 1995, or the results which may occur in the future.

       Information with respect to businesses acquired in purchase transactions for the nine months ended
  March 31, 1997 was as follows:


     Cash paid (net of cash acquired)........    $  128,747
     Notes issued............................        34,180
                                                 -----------
                                                    162,927
     Liabilities assumed and other
     consideration...........................        28,398
                                                 -----------
            Fair value of assets acquired,          191,325
            principally accounts receivable
            and property and equipment.......        11,823
                                                 -----------
       Cost in excess of fair value
       of net assets acquired................    $  179,502
                                                 ===========

       The results of operations of businesses acquired have been included in the consolidated results of the Company from the effective date of each acquisition.

4.   Financing Arrangements

  Financing arrangements consisted of the following:


                                                   March 31,      June 30,
                                                     1997           1996
                                                 -----------    -----------
  Convertible subordinated
   debentures (5.5%), due January 2000....       $  175,000     $  175,000
  $175,000 revolving credit facility
   (Euro-Rate plus 0.5 to 1.125%) due
   November 28, 1999......................           79,000            ---
  Subordinated promissory notes (5% to
   9.25%), payable through 2002...........           48,727         15,516
  Notes (5% to 9.5%), payable through
   November 2000..........................              124            172
  Capitalized lease obligations,
   payable through 2000...................              989          1,527
                                                 -----------    -----------
                                                    303,840        192,215
  Less: current portion...................           15,284          8,173
                                                 -----------    -----------
                                                 $  288,556     $  184,042
                                                 ===========    ===========
                                   6


                   NOVACARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                         March 31, 1997
                         (In thousands)
                           (Unaudited)

5.  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses are summarized as follows:


                                                 March 31,     June 30,
                                                   1997          1996
                                               -----------  -----------

     Accounts payable.......................   $   17,100   $    8,026
     Accrued compensation and benefits......       63,603       51,472
     Deferred acquisition payments..........       19,658        9,722
     Accrued costs of productivity and cost
     improvement programs...................        7,661        8,241
     Accrued interest.......................        3,003        4,868
     Other..................................       16,921       11,525
                                               -----------  -----------
                                               $  127,946   $   93,854
                                               ===========  ===========

       Deferred acquisition payments consist of cash and stock payable to former owners of acquired companies at future dates specified by certain purchase agreements.

  6.  Contingencies

    The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse affect on the financial position or results of operations of the Company.

    Certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at March 31, 1997 of approximately $46,920 in cash and 492 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. For the nine months ended March 31, 1997 and March 31, 1996, the Company paid $13,971 and $14,532 in cash, respectively, and issued 338 and 605 shares, respectively, of common stock in connection with businesses acquired in prior years.

7.   Financial Data by Business Segment

       Beginning in the second quarter of fiscal 1997, the Company has operated in two service industries, rehabilitation services and Professional Employer Organization ("PEO") services. Rehabilitation services include: (i) providing rehabilitation therapy, subacute and rehabilitation program consulting and management services on a contract basis to health care institutions, primarily long-term care facilities, and (ii) providing outpatient, orthotic and prosthetic ("O&P") and occupational health rehabilitation services through a national network of patient care centers and integrated delivery systems comprised of health care providers and payors. PEO services, which are hereafter referred to as employee services, include human resource and payroll administration, health care and workers' compensation coverage and other benefits as an outsourcing solution to human resource management, primarily to small- to medium-sized businesses.

                 NOVACARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                         March 31, 1997
                         (In thousands)
                           (Unaudited)

7.  Financial Data by Business Segment (Continued)

       Income from operations by business segment is total net revenues less operating expenses. In computing operating profit by business segment, none of the following items has been added or deducted: other income, interest expense, income taxes or unusual items. Identifiable assets by segment are those assets that are used in the Company's operations in each industry.

       A significant component of net revenues within the employee services segment include billings to clients wherein the amounts billed and costs incurred for services provided are the same, and the Company cannot impact the amount of such costs. These costs include the salaries, wages, bonuses and certain employment taxes of client worksite employees. For the three and nine-month periods ended March 31, 1997, employee services net revenues included $141,285 and $150,000, respectively, which equaled such costs incurred.
  Generally, for all other employee services revenues, the amounts billed and related service costs may differ. These services include workers' compensation, employee benefits, state unemployment taxes, human resource and payroll administration.

       The Company's rehabilitation services segment is a client of the employee services segment, resulting in the net revenues and asset eliminations.

       Operating results and other financial data are presented for the principal business segments of the Company as follows:


                              Rehabilitation    Employee
                                 Services       Services     Elimination   Consolidated
                              --------------  ------------ -------------- --------------

Three Months Ended
March 31, 1997:
   Net revenues.............  $     238,715    $  159,306  $   (107,567)  $   290,454
   Income from operations...         20,235           987           ---        21,222
   Depreciation expense.....          6,136            37           ---         6,173
   Net capital expenditures.          4,955           145           ---         5,100

Nine Months Ended
March 31, 1997:
   Net revenues.............  $     672,822    $  169,641   $  (107,567)    $  734,896
   Income from operations...         53,914         1,121           ---         55,035
   Depreciation expense.....         17,788            43           ---         17,831
   Net capital expenditures.         14,602           145           ---         14,747

As of March 31, 1997:
   Assets...................  $     887,288    $   77,940   $   (14,804)    $  950,424







                  NOVACARE, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Overview

     The Company has experienced significant growth in the recent year through strategic acquisitions and growth in its existing businesses. Since June 30, 1996, the Company purchased 41 outpatient companies, including 25 which provide orthotic and prosthetic ("O&P") rehabilitation services and 16 which provide outpatient rehabilitation services, and also three businesses which provide occupational health services. During the first nine months of fiscal 1997, the Company entered into the professional employer organization ("PEO") industry through the acquisition of one PEO business in the second quarter and three in the third quarter. PEO, or employee services, include human resource and payroll administration, health care and workers' compensation coverage and other benefits as an outsourcing solution to human resource management, primarily to small to medium-sized businesses. Effective January 24, 1997, employee services were also provided to the rehabilitation services segment of the Company. The following are the results of operations for the three- and nine-month periods ending March 31, 1997 and March 31, 1996:

                                   Three Months Ended        Nine Months Ended
                                      March 31,                  March 31,
                               -----------------------  -----------------------
                                  1997        1996 (1)       1997        1996(1)
                               -----------  -----------  ----------- -----------
 Net revenues
 Rehabilitation services.....  $  238,715   $  191,393   $  672,822  $ 590,487
 Employee services...........     159,306          ---      169,641        ---
 Elimination.................    (107,567)         ---     (107,567)       ---
                               -----------  -----------  ----------- ----------
 Total net revenues..........     290,454      191,393      734,896    590,487

Gross profit
 Rehabilitation services.....      66,070       42,972      182,302    153,064
 Employee services...........       5,475          ---        5,933        ---
 Elimination.................      (2,106)         ---       (2,106)       ---
                               -----------  -----------  ----------- ----------

 Total gross profit..........      69,439       42,972      186,129     153,064


Other operating expenses (2).      48,217       39,151      131,094     118,623

Provision for restructure....         ---       13,370          ---      13,370
                               -----------  -----------  ----------- -----------
Income from operations.......  $   21,222   $   (9,549)  $   55,035  $   21,071
                               ===========  ===========  =========== ===========

(1)   Includes a $10.5 million charge for a change in estimate
      (described further under "Operating Results by Business").

(2) Other operating expenses includes selling, general & administrative expenses, provision for uncollectible accounts, and amortization of excess cost of net assets acquired.

Results of Operations for the Three Months Ended March 31, 1997

     Net revenues for the three months ended March 31, 1997 increased from the prior year by $99.1 million or 51.8% to $290.5 million and gross profit increased $26.5 million or 61.6% to $69.4 million, respectively, primarily as a result of acquisitions, internal growth and a prior year $10.5 million charge for a change in estimate as discussed further under "Operating Results by Business".

                 NOVACARE, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - Continued

     Other operating expenses increased $9.0 million from $39.2 million in the third quarter of fiscal 1996 to $48.2 million in the third quarter of fiscal 1997. The increased costs are primarily associated with businesses acquired in fiscal 1997. As a percentage of net revenues, other operating expenses decreased from 20.5% to 16.6% for the same periods, respectively, as a result of employee cost and facility cost savings resulting principally from the productivity and cost reduction programs initiated in fiscal 1995 and 1996 and the impact of the $10.5 million charge to net revenues.

     As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended June 30, 1996, during the third quarter of fiscal 1996, the Company recorded a $13.4 million provision for restructure pertaining to the consolidation and reorganization of outpatient and O&P services and certain administrative functions.

     Depreciation expense increased to $6.2 million for the three months ended March 31, 1997 from $5.2 million for the three months ended March 31, 1996 primarily due to the full year effect of assets acquired in fiscal 1996 and certain internally developed software placed in service during fiscal 1997. Amortization expense increased $1.2 million from $2.5 million to $3.7 million for the same periods, respectively, as a result of businesses acquired subsequent to March 31, 1996.

     Interest expense, net of investment income, increased $1.4 million compared with the prior period principally as a result of decreased interest income due to lower invested cash and higher interest expense due to increased borrowings in the third quarter of fiscal 1997 compared with the third quarter of fiscal 1996 as discussed in "Liquidity and Capital Resources" in the Company's Form 10-K for the year ended June 30, 1996 and later under "Liquidity and Capital Resources".

     For the three months ended March 31, 1996, the income tax benefit as a percentage of the pretax loss was 26.9% as a result of the benefit associated with the provision for restructure and the charge to net revenues offset by the cumulative effect of these charges on the effective income tax rate. Had the provision for restructure and the charge to net revenues not taken place, income tax expense as a percentage of pretax income would have been 43.0% compared with 42.4% for the third quarter of fiscal 1997. The principal reason for the decrease was lower effective state income tax rates.

Results of Operations for the Nine Months Ended March 31, 1997

     Net revenues for the nine months ended March 31, 1997 increased from the prior year by $144.4 million or 24.5% to $734.9 million and gross profit increased $33.1 million or 21.6% to $186.1 million, respectively, primarily as a result of acquisitions, internal growth and a prior year $10.5 million charge for a change in estimate as discussed further under "Operating Results by Business".

     Other operating expenses increased $12.5 million from $118.6 million for the nine months ended March 31, 1996 to $131.1 million for the nine months ended March 31, 1997. The increased costs are primarily associated with businesses acquired in fiscal 1997. As a percentage of net revenues, other operating expenses decreased from 20.1% to 17.8% for the same periods, respectively, as a result of employee cost and facility cost savings resulting principally from the productivity and cost reduction programs initiated in fiscal 1995 and 1996.

     As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended June 30, 1996, during the third quarter of fiscal 1996, the Company recorded a $13.4 million provision for restructure pertaining to the consolidation and reorganization of outpatient and O&P services and certain administrative functions.

                 NOVACARE, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - Continued

     Depreciation expense increased to $17.8 million for the nine months ended March 31, 1997 from $15.8 million for the nine months ended March 31, 1996 primarily due to the full year effect of assets acquired in fiscal 1996 and certain internally developed software placed in service during fiscal 1997. Amortization expense increased $1.8 million to $9.3 million from $7.5 million for the same periods, respectively, as a result of businesses acquired subsequent to March 31, 1996 and the full year effect of businesses acquired from June 30, 1995 through March 31, 1996.

     Interest expense, net of investment income, increased $3.0 million compared with the prior period principally as a result of decreased interest income due to lower invested cash and higher interest expense due to increased borrowings in the first nine months of fiscal 1997 compared with the first nine months of fiscal 1996 as discussed in "Liquidity and Capital Resources" in the Company's Form 10-K for the year ended June 30, 1996 and later under "Liquidity and Capital Resources".

     Income tax expense as a percentage of pretax income decreased to 41.8% for the nine months ended March 31, 1997 from 55.3% for the nine months ended March 31, 1996. The change in the rate resulted principally from the impact of non-deductible goodwill on lower income subject to income tax in the prior year as a result of the provision for restructure and the charge to net revenues.

Operating Results by Business

     Rehabilitation Services

     Results of Operations for the Three Months Ended
     March 31, 1997

     Net revenues for the three months ended March 31, 1997 increased from the prior year by $47.3 million or 24.7% to $238.7 million. Gross profit for the three months ended March 31, 1997 increased from the prior year by $23.1 million or 53.8% to $66.1 million. Gross profit as a percentage of net revenues ("gross profit margin") increased from 22.5% in the third quarter of fiscal 1996 to 27.7% in the third quarter of fiscal 1997.

      The $47.3 million increase in net revenues resulted principally from: (i) an increase of $25.8 million from businesses acquired since March 31, 1996, (ii) a $10.5 million prior year charge to fully reflect payor allowances that had not been sufficiently recognized by certain billing systems, and
(iii) a $14.5 million increase in contract rehabilitation revenues resulting principally from a 2.0% increase in productivity, a 2.9% average increase in pricing, and a 6.7% increase in the average number of full time equivalents therapists ("FTE"). These increases were offset somewhat by $4.7 million in revenues attributable to outpatient facilities closed, sold or contributed to joint ventures since March 31, 1996.

     The $23.1 million increase in gross profit was primarily due to the acquisitions and the increase in productivity, pricing and FTE in contract rehabilitation offset somewhat by increased costs of compensation and benefits. The increase of 5.2% in the gross profit margin results primarily from the impact of the $10.5 million charge to net revenues combined with an increase in the outpatient gross profit margin as a result of the consolidation and reorganization of certain outpatient rehabilitation and orthotic and prosthetic operations commenced in the third quarter of fiscal 1996.





                 NOVACARE, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - Continued

     Results of Operations for the Nine Months Ended
     March 31, 1997

     Net revenues for the nine months ended March 31, 1997 increased from the prior year by $82.3 million or 13.9% to $672.8 million. Gross profit for the nine months ended March 31, 1997 increased from the prior year by $29.2 million or 19.1% to $182.3 million. Gross profit as a percentage of net revenues increased from 25.9% for the nine months ended March 31, 1996 to 27.1% for the nine months ended March 31, 1997.

      The $82.3 million increase in net revenues resulted principally from: (i) an increase of $52.6 million from businesses acquired since March 31, 1996, (ii) a $24.0 million increase in contract rehabilitation net revenues resulting principally from a 2.7% increase in productivity, a 1.8% average increase in pricing and a 1.2% average increase in the number of FTE, (iii) the $10.5 million prior year charge discussed previously, and (iv) a $7.0 million increase in outpatient net revenues attributable to internal growth. These increases were offset somewhat by $13.7 million in revenues attributable to outpatient facilities closed, sold or contributed to joint ventures since
March 31, 1996 and the full year effect of facilities closed, sold or contributed between June 30, 1995 and March 31, 1996.

     The $29.2 million increase in gross profit was primarily due to the acquisitions and the increase in productivity, pricing, and FTE in contract rehabilitation offset somewhat by increased costs of compensation and benefits. The increase of 1.2% in the gross profit margin results from an increase in the outpatient gross profit margin as a result of the consolidation and reorganization of certain outpatient rehabilitation and orthotic and prosthetic operations commenced in the third quarter of fiscal 1996 and the impact of the $10.5 million charge discussed previously.

     Employee Services

     Results of Operations for the Three and Nine Months Ended
     March 31, 1997

     The financial results of employee services include the performance of four PEO businesses acquired in fiscal 1997 and a contractual arrangement effective January 24, 1997, with the Company's rehabilitation services segment to provide employee services to approximately 17,500 worksite employees.
As of March 31, 1997, the Company provided services for a total of approximately 35,000 worksite employees.

     A significant component of employee services net revenues consists of billings to clients wherein the amounts billed and costs incurred for services provided are the same, and the Company cannot impact the amount of such costs, "direct costs". These costs include the salaries, wages, bonuses and certain employment taxes of client worksite employees. For the three and nine-month periods ended March 31, 1997, employee services net revenues included $141.3 million and $150.0 million, respectively, which equaled such costs incurred. Generally, for all other employee services revenues, the amounts billed and related service costs may differ. These services include workers' compensation, employee benefits, state unemployment taxes, human resource and payroll administration.

     The gross profit margins for the three and nine-months ended March 31, 1997 were 3.4% and 3.5%, respectively.
The gross profit margin pertaining to the operations of the four acquisitions was 6.5% and 6.2%, respectively, for the three and nine-months ended March 31, 1997.







                 NOVACARE, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

     During the nine months ended March 31, 1997, the Company's cash and cash equivalents decreased by $81.0 million from $95.7 million to $14.7 million. The decrease in cash and cash equivalents resulted principally from (i) $142.7 million in payments for the purchase of businesses acquired since June 30, 1996 and contingent payments in connection with businesses acquired in previous years, (ii) the purchase of approximately
2.7 million shares of the Company's stock for $23.3 million, and
(iii) $14.7 million in payments for additions to property, equipment and capitalized software. These decreases were offset somewhat by cash provided by operations of $33.5 million and a net increase in the Company's financing arrangements of $64.9 million.

     Cash provided by operations increased to $33.5 million for the nine months ended March 31, 1997 from $21.2 million for the nine months ended March 31, 1996, respectively. This increase is due to the increase in operating income before depreciation and amortization expense and changes in working capital as a result of timing of receipts and disbursements.

     The Company used $14.7 million of cash for capital expenditures during the first nine months of fiscal 1997 compared with $19.9 million in the first nine months of fiscal 1996.
Capital expenditures generally relate to the costs incurred in connection with internally developed software, leasehold renovations and equipment replacement.

     The Company amended the credit facility in fiscal 1997 to extend the term of the agreement from November 1997 to November 1999 and to increase the line of credit to $175.0 million. As of March 31, 1997, $88.9 million of the credit facility was available after reduction of borrowings and letters of credit of $7.1 million.

     The Company believes that the cash flows generated by the Company's operations, together with its existing cash and availability of credit under the credit facility, will be sufficient to meet the Company's short- and long-term cash needs.

Cautionary Statement

  Except for historical information, matters discussed above are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include the timing and nature of reimbursement changes (including imposition of, and changes in, salary equivalency rates for Medicare, changes in workers' compensation and other governmental rate and reimbursement system changes), the number and productivity of clinicians, decisions by chain customers as to whether to take therapy and other services in-house, pricing of managed care and other third party contracts, the direction and success of competitors, management retention and development, management's success integrating acquired businesses and in developing and introducing new products and lines of business, adverse Internal Revenue Service rulings with respect to the employer status of PEOs, state legislative and regulatory efforts to control PEOs, adverse uninsured health or workers' compensation expenses in the PEO, and unanticipated market changes.









                 NOVACARE, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K



     Exhibit                                              Page
(A)   Number            Exhibit Description              Number
---  -------  ---------------------------------------   -------

      10(a)   Employment agreement dated as of April
              1, 1997 between the Company and James W.
              McLane

        27    Financial Data Schedule


(B) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.












                   NOVACARE, INC. AND SUBSIDIARIES


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NOVACARE, INC.
                                ---------------
                                 (Registrant)




May 15, 1997             By/s/  Robert E. Healy, Jr.
                              -----------------------
                                Robert E. Healy, Jr.,
                                Senior Vice President,
                                Finance & Administration and
                                Chief Financial Officer




                            By/s/ Barry E. Smith
                                 -----------------
                                  Barry E. Smith,
                                  Vice President,
                                  Controller and
                                  Chief Accounting Officer









