Form 10-K
period 1997-06-30
NOVACARE INC
filed 1997-09-19
CIK 802843

                                [NOVACARE LOGO]
================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

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

     AS OF SEPTEMBER 5, 1997, 61,076,427 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES WAS APPROXIMATELY $806,909,547. (DETERMINATION OF STOCK OWNERSHIP BY NON-AFFILIATES WAS MADE SOLELY FOR THE PURPOSE OF RESPONDING TO THIS REQUIREMENT AND THE REGISTRANT IS NOT BOUND BY THIS DETERMINATION FOR ANY OTHER PURPOSE.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III INCORPORATES INFORMATION BY REFERENCE FROM PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON OCTOBER 30, 1997.
================================================================================

                        NOVACARE, INC. AND SUBSIDIARIES

                  FORM 10-K -- FISCAL YEAR ENDED JUNE 30, 1997

                       CONTENTS AND CROSS REFERENCE SHEET
          FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K

FORM 10-K   FORM 10-K                                                                    FORM 10-K
 PART NO.   ITEM NO.                             DESCRIPTION                             PAGE NO.
----------  ---------   -------------------------------------------------------------    ---------
I                1      Business.....................................................         1
                               The Company...........................................         1
                               Industry Background...................................         1
                               Company Strategy......................................         3
                               Plan for Growth and Operations........................         5
                               Business Profile......................................         8
                               Competition...........................................        14
                               Reimbursement/Government Relations....................        15
                               Government Regulation.................................        17
                               Insurance.............................................        20
                               Employees.............................................        20
                               Executive Officers of the Registrant..................        21
                 2      Properties...................................................        22
                 3      Legal Proceedings............................................        23
                 4      Submission of Matters to a Vote of Security Holders..........        23
II               5      Market for Registrant's Common Equity and Related Stockholder
                          Matters....................................................        23
                 6      Selected Financial Data......................................        24
                 7      Management's Discussion and Analysis of Financial Condition
                          and Results of Operations..................................        25
                 8      Financial Statements and Supplementary Data..................        32
                 9      Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure...................................        51
III             10      Directors and Executive Officers of the Registrant...........        51
                11      Executive Compensation.......................................        51
                12      Security Ownership of Certain Beneficial Owners and
                          Management.................................................        51
                13      Certain Relationships and Related Transactions...............        51
IV              14      Exhibits, Financial Statement Schedules and Reports of Form
                          8-K........................................................        51

Signatures...........................................................................        52

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     NovaCare, Inc. ("NovaCare" or the "Company") was organized and formed in 1985 and is a national leader in physical rehabilitation services and employee services. As the clinical leader in rehabilitation services, the Company treats 37,000 patients per day in cost-effective outpatient and long-term care settings and has achieved number one market shares in long-term care and orthotics and prosthetics. In addition, NovaCare is the nation's second largest provider of outpatient rehabilitation services and the second largest employee services, or professional employer organization ("PEO"), administering the full array of human resource functions, including the management of health care benefits and workers' compensation, principally for small and medium-sized businesses.

     Rehabilitation services are the processes that restore individuals disabled by trauma or disease to their optimal level of functionality and self-sufficiency. Over 80% of individuals receiving rehabilitation services return to the community in productive endeavors or to active retirement. NovaCare's comprehensive medical rehabilitation services include (i) providing rehabilitation therapy and rehabilitation program consulting and management services on a contract basis to health care institutions, primarily long-term care facilities, and (ii) providing outpatient, orthotic and prosthetic ("O&P") and occupational health rehabilitation services through a national network of patient care centers and integrated delivery systems. The Company operated medical rehabilitation hospitals until April 1, 1995, the effective date of the sale of such hospitals, discussed in Part II to this Form 10-K. For the fiscal year ended June 30, 1995, the medical rehabilitation hospitals represented 12% of the Company's consolidated net revenues.

     Employee services are generally provided to small and medium-sized businesses and are comprehensive, fully integrated outsourcing solutions to human resource management, including payroll management, workers' compensation, risk management, benefits administration, unemployment services and human resource consulting services. The Company creates relationships with both its clients and worksite employees by contractually assuming certain administrative and financial employer responsibilities with respect to worksite employees in a "co-employment" relationship. By focusing on employee services, the Company helps create a more satisfying, more productive relationship between clients and employees. The Company supports its clients by: (i) improving profitability through lowering or controlling costs associated with workers' compensation, health insurance, other benefit coverage and regulatory compliance; (ii) improving productivity through reducing the time and effort required by business owners and executives to deal with the complexities of employment management, enabling them to focus on their business core competencies and growth; and (iii) improving employee satisfaction and performance. The Company helps employers improve job satisfaction and performance of their employees by: (i) providing improved health care and related benefits; (ii) delivering training programs; and (iii) delivering dependable payroll and benefits administration.

INDUSTRY BACKGROUND

     REHABILITATION SERVICES

     Depending on an individual's diagnostic and therapeutic needs, rehabilitation services are delivered in a variety of settings, including rehabilitation hospitals, rehabilitation units in acute care hospitals, long-term care facilities, outpatient rehabilitation facilities, rehabilitation agencies and clinics, industrial settings, schools and patients' homes. These services are provided by a variety of health care professionals including physiatrists and other qualified rehabilitation physicians, occupational, physical and respiratory therapists, rehabilitation nurses, speech-language pathologists, audiologists, psychologists, social workers, orthotists, prosthetists, recreational therapists, rehabilitation counselors and others.

     Recent industry analysis suggests that medical rehabilitation is an approximately $27 billion industry. The industry's growth has been fueled primarily by the following three factors:

          Increased demand for services. Advances in technology, the aging population and high quality of life expectations among disabled people continue to drive demand for rehabilitation services. Technological advances in medical care have lengthened lifespans and improved the quality of life for patients who have suffered severe injury or disease. The U.S. Bureau of the Census statistics show that the fastest growing segment of the population is the group over 65 years of age. This group, among the 33 million Americans who have a disability and cannot perform basic physical activity or need assistance to do so, has the highest requirement for rehabilitation services. Approximately 75% of strokes and 70% of amputations occur in persons over the age of 65. Almost 50% of Americans over 75 years of age currently require some form of rehabilitation.

          Proven cost-effectiveness of services. Payers (insurance companies, managed care plans, employers, government programs and individual patients) now recognize the benefits of rehabilitation in reducing lifetime costs of health care. Recent studies suggest that from $11.00 to $30.00 in medical costs are saved for every dollar spent on rehabilitation. Efforts to reduce workers' compensation expenses also have stimulated demand for rehabilitation of injured workers and the installation of work-hardening and injury-prevention programs in the work place.

          Comprehensive reimbursement for services. Rehabilitation services are covered for payment by Medicare and Medicaid and are typically covered by commercial health insurance policies, workers' compensation and managed care plans.

     EMPLOYEE SERVICES

     The National Association of Professional Employer Organizations ("NAPEO") estimates the PEO or employee services industry is currently approximately $18 billion in revenues with an annual growth rate over the last five years of approximately 30%. The U.S. Small Business Administration estimates there were approximately 6 million businesses in the United States with fewer than 100 employees in 1996. These businesses employed approximately 52 million persons and had an aggregate annual payroll of approximately $1.1 trillion. Management believes approximately 49 million of these employees are currently unserved by the PEO industry. The PEO industry is highly fragmented. NAPEO data suggest that as many as 2,400 PEOs are currently in operation and that the ten largest PEOs account for less than 10% of the existing market. The Company expects there will continue to be significant industry consolidation as smaller PEOs face increasing regulatory complexity and capital requirements associated with developing larger service delivery infrastructures and management information systems.

Increased demand for services. The PEO industry evolved in the early 1980's in response to increasing employment and benefit costs, and the complexities of the legal and regulatory environment for the rapidly expanding small to medium-sized business sector. The Company believes demand for PEO services will continue to increase as (i) employment-related governmental regulation grows more complex,
(ii) growth continues within the small to medium-sized business community, (iii) the need to provide health and retirement benefits in a cost-effective convenient manner increases, and (iv) the business and regulatory communities accept and recognize the PEO industry. The Company believes PEO services will continue to experience growing demand because of anticipated growth in the number of small businesses in the United States and the growing trend among small to medium-sized employers to: (i) outsource non-core competencies; (ii) reduce employee benefit costs; (iii) avoid employee-related risks and regulatory complexities, and (iv) attract better employees and retain them through improved benefit plans.

Cost effectiveness of services. According to estimates by the U.S. Small Business Administration, the management of an average small to medium-sized business devotes from 7% to 25% of its time to employee-related matters, leaving management with less time to focus on core competencies. A National Federation of Independent Business survey of small businesses in 1996 showed that six of the top 13 major problem areas for small business are issues that can be addressed by PEOs. These include (with their rank in importance) cost of health insurance (1), workers' compensation costs (3), federal paperwork (7), frequent changes in federal tax laws (9), finding qualified employees (11), and state/local paperwork (13). Work-related injuries cost employers over $70 billion in medical expenses and employee productivity each year. Employees are attracted to small and medium-sized businesses that provide employees with human resources services characteristic of large employers. An industry analyst's study indicated that 40% of the clients that outsourced services with a PEO were able to upgrade their employee benefits offerings and one-fourth of those clients were able to offer health care and other benefits for the first time.

COMPANY STRATEGY

  VALUES-BASED BUSINESS

     NovaCare believes that the most important and differentiating quality of outstanding organizations is the set of values which inspires, unites and sustains them. Values are constant and enduring, and precede and underlie business plans, policies, procedures, practices, performance and outcomes. The Company's values are:

    Credo                     Helping Make Life a Little Better
    Beliefs                   Respect for the Individual
                              Service to the Customer
                              Pursuit of Excellence
                              Commitment to Personal Integrity
    Purpose
      Rehabilitation          To effectively meet the rehabilitation needs of our patients
        Services              through clinical leadership
      Employee Services       To be the brand, service and performance leader in the PEO industry by creating a more satisfying, more productive
                              relationship between employers and employees

     It is management's belief that the strong commitment to these values by all employees enables the Company to provide a unique level of service to its customers by enabling employees to build the business and enhance their careers.

  STRATEGY STATEMENT

     OVERALL

     NovaCare's strategy is to achieve a leading market position in each of its businesses. The Company selects industry sectors that are large, fragmented, growing rapidly and would benefit from the Company's core competencies: outsourcing, information technology and human resource management.

Outsourcing. NovaCare provides creative, cost-effective outsourced solutions to business. Instrumental in the Company's success in outsourcing is an ability to understand and anticipate the needs of customers, while smoothly integrating into their operations, so they can focus on their business' core competencies. NovaCare manages activities that its customers may not have the necessary scale, expertise, time or staff to handle. The Company seeks to be a partner with its customers, whether a small business or a health care organization, adding and adapting services as customer needs change.

Information Technology. NovaCare strives to improve its customers' performance by providing knowledge-based services and technology beyond the reach of their internal systems. The same information technology capability that adds value for customers is utilized to improve NovaCare's efficiency and profitability.

Human Resource Management. Due to the competitive environment for clinical rehabilitation professionals in which demand exceeds supply, NovaCare has developed strong capabilities to attract and retain employees. With approximately 19,000 employees working in small groups in customer facilities and NovaCare outpatient centers, the Company has experience in effectively managing a highly dispersed workforce on a national level.

     NovaCare's market leadership starts with a consolidation and integration program designed to achieve the scale required to create margin opportunity and warrant the investment made in service differentiation. The Company focuses its consolidation activities in target geographic markets to leverage the cost of field management and concentrate its resources on the most critical relationships in a community. NovaCare orients the employees of acquired businesses to the Company's values, creating alignment with common goals which, in turn, facilitates integration.

     REHABILITATION SERVICES

     NovaCare's rehabilitation services strategy is to leverage its core competencies and expert rehabilitation and specialty health care services to expand and integrate with physicians, hospitals, long-term care, post-acute care and managed care delivery systems. The Company's strategy is to enhance NovaCare's position as the largest provider of low-cost, clinically excellent medical rehabilitation services outside the medical rehabilitation hospital setting. The strategy is based on the belief that:

     - Medical rehabilitation services will continue to experience steady or growing demand because health care payer cost-containment efforts will continue to drive patients toward the most cost-effective health care solution to satisfy patients' needs and customers' requirements.

     - Large integrated delivery systems comprising health care providers and payers will be networked to facilitate integrated patient care, to ease administration, and reduce costs for payers and providers and to ensure high quality care at competitive cost in local and regional geographic markets.

     - The aging of the population will increase the demand for medical rehabilitation services as the elderly consume a disproportionate amount of rehabilitation care.

     - Purchasers of medical rehabilitation services will increase their emphasis on cost-effective, clinically proven outcomes in the selection of rehabilitation providers.

     - Costs can be lowered through clinical and information systems innovations coupled with "flat" organizations having broad spans of control.

     -  Effective data management capabilities can enhance quality health care.

     - Medical rehabilitation services, outside the medical rehabilitation hospital setting, are not capital intensive, allowing for responsiveness to changes in reimbursement or market conditions, without the use of substantial capital resources.

     EMPLOYEE SERVICES

     The Company's strategy is to be the brand, service and performance leader in the PEO industry by leveraging its expertise in human resource management, information systems and outsourcing, in focused geographic markets. The strategy is based on management's beliefs that:

     - PEO services will continue to experience growing demand because of the trend among small to medium-sized employers to: (i) outsource non-core competencies, (ii) reduce employee benefit costs, (iii) avoid employee-related risks and regulatory complexities, and (iv) attract better employees through improved benefit plans.

     - The industry for PEO services, based on analyst reports, is more than 95% unserved with the served portion expected to grow at the rate of 30% per year for the next five years.

     - The PEO industry is highly fragmented with significant consolidation opportunities for companies with access to capital, larger service delivery infrastructures, and well-developed and sophisticated management information systems.

     - PEOs typically take a transaction processing approach to their services and do not emphasize the improved workforce performance characteristic of satisfied employees.

     - In selecting PEO providers, small to medium-sized businesses will increase their emphasis on cost-effectiveness, service excellence and the breadth of services provided.

     - Employees are attracted to small and medium-sized businesses that provide employees with human resources services characteristic of large employers.

PLAN FOR GROWTH AND OPERATIONS

  REHABILITATION SERVICES

     The rehabilitation services growth plan has four principal components: (i) expand outpatient services, (ii) develop occupational health services, (iii) focus growth and integration efforts in select target markets, and (iv) meet the needs of the long-term care industry.

     Expand Outpatient Services. NovaCare plans to continue to expand the Company's extensive network of outpatient rehabilitation and O&P sites in target geographic markets through acquisitions and start-up centers. Management believes that the size and density of NovaCare's outpatient services network in many markets positions the Company favorably to affiliate with integrated delivery systems and to compete for referrals from managed care organizations, physician groups, hospitals and commercial customers. In fiscal 1997, the Company acquired 52 outpatient businesses with aggregate annualized revenues of $140 million, increasing its network of facilities by 34% to 644 locations.

     Develop Occupational Health Services. Occupational health integrates injury prevention, physician, rehabilitation, case management and other ancillary services to return the work injured employee to the workplace as safely and quickly as possible. NovaCare provides "workplace-to-workplace" service which combines worksite evaluation, injury/illness diagnosis, physician treatment, rehabilitation and back to work programs. The goal is to minimize health care and disability costs to employers while providing the employee the opportunity to recover, as fully as possible, from a work-place injury. The system includes a network of physician practices specializing in occupational health care which oversee the workers' initial evaluation, care planning, and clinical progress through their return to work. Treatment of patients is generally performed in health care centers equipped in a manner similar to NovaCare's outpatient rehabilitation centers.

     The Company plans to build on its existing foundation and to acquire established occupational health services practices, clinics and services in target geographic markets. The Company believes such acquisitions will complement the Company's expansion of outpatient services, capitalize on patient flow synergies and further position NovaCare for affiliation with hospital systems, managed care payers and commercial customers.

     Focus Growth and Integration Efforts in Select Target Markets. NovaCare intends to build and maintain leading market positions in 17 target geographic markets by affiliating its rehabilitation services with leading health care systems in these target markets. The Company's goal is to enhance referral and health care system relationships, increase brand awareness and leverage its clinical resources and infrastructure investments in target markets. Management believes that with the largest combined outpatient rehabilitation and O&P services network as the largest provider of rehabilitation services to the long-term care industry and with the development of an occupational health services network, NovaCare is in a strong position to meet the needs of health care systems in a local or regional market. NovaCare offers the attributes that a health care system partner or payer looks for: (i) dispersed outpatient services capabilities, (ii) excellent clinical reputation and outcomes, (iii) sophisticated systems capabilities to track and measure patient progress through their plan of care, and (iv) a strong financial position to support network growth. In fiscal 1997, 87% of NovaCare's rehabilitation services acquisitions and start-up facilities were in target markets.

     Meet the Needs of the Long-Term Care Industry. NovaCare intends to continue to enhance its industry leadership position in long-term care. Management believes that NovaCare's clinical programs, information technology and ability to recruit and manage therapists will enable the Company to continue to grow at a disproportionately higher rate than the long-term care industry.

     The Company's operating plan for rehabilitation services encompasses cost containment and clinical leadership.

     Cost Containment. A central aspect of the Company's strategy is to position itself as a low-cost provider of high quality rehabilitation services. Clinical improvements and innovation are expected to lower the cost of rehabilitation service delivery. Management believes its efforts to flatten and increase the flexibility of the organization to respond to change and its investment in common, efficiency-enhancing clinical and administrative systems will allow the Company to operate successfully in an increasingly challenging reimbursement environment.

     Clinical Leadership and Outcomes. Management believes that payers will ultimately demand that low cost be accompanied by proof of quality outcomes. The Company has committed resources to develop information analysis and display systems that capture outcomes in a useable format. Management believes that, as payers become more sophisticated and require providers to prove the delivery of quality service, the Company's commitment to outcomes measurement, coupled with its emphasis on clinical performance, will enhance its competitive position.

  EMPLOYEE SERVICES

     Through its subsidiary, NovaCare Employee Services, Inc. ("NCES"), the Company is the second largest PEO in the United States. NCES commenced operations in October 1996, concurrent with the acquisition of Resource One, Inc. in Florida. In February 1997, the Company acquired three additional PEOs -- Employee Services of America Inc. and Prostaff Human Resources, Inc. in Florida, and The TPI Group Ltd. in New York. As of June 30, 1997, the Company served approximately 1,700 client organizations with approximately 35,000 employees at over 3,000 worksites primarily in ten industries and 45 states.

     NCES was established by the Company because it recognized that NovaCare's core competencies are highly correlated with success in the PEO industry. NovaCare's rehabilitation services are delivered in over 2,000 facilities nationwide, and include worksite evaluation, injury prevention and work injury rehabilitation. The ability to deliver employment-related services to small, widely dispersed groups of employees and to effectively manage workers' compensation risk are central to a PEO. NovaCare's investments in human resource management, information technology, relationship selling and management control systems are directly applicable to and can be leveraged through the employee services business.

     The Company's employee services business intends to grow through: (i) increased investment in sales and marketing, (ii) focused geographic expansion;
(iii) emphasis on specific industries; and (iv) acquisitions and strategic alliances.

     Increased Investment in Sales and Marketing. NCES intends to develop a brand identity. A recognized brand name is a valuable market tool. By utilizing the nationally advertised brand name of NovaCare, the Company believes it will achieve a strong brand identity in the PEO industry, at lower cost. The Company will utilize professional marketing tools and strategies to communicate its brand promise and performance to target audiences. Brand loyalty is expected to generate referrals and improve client retention. The Company plans to survey the marketplace, its worksite employees and potential clients on a continuous basis to measure satisfaction and the effectiveness of its marketing efforts.

     Focused Geographic Expansion. The Company has identified key attractive geographic target markets and has established a plan for entering those markets in a disciplined manner. The target markets are those 17 markets in which the rehabilitation services business is focusing its growth and integration efforts. Rehabilitation services customers and other extensive business-to-business relationships represent a significant opportunity to grow in these target markets. By concentrating on markets where NovaCare's rehabilitation services business has achieved density, NCES will immediately have scale because NCES already co-employs the NovaCare rehabilitation services employees. The Company believes its market development model will enable it to penetrate new markets quickly. This market development model consists of a highly structured sales management control system and efficient selling process.

     Emphasis on Specific Industries. Target industries will vary from market to market depending on economic characteristics and business demographics of each geographic location. NovaCare intends to focus on industries with high gross profit per worksite employee and significant worker's compensation profit opportunities. The sales force is expected to utilize the key industry strategy and become expert in one or more select industries in the markets in which they are operating. Rehabilitation services customers represent a large potential client base of small to medium-sized long-term care providers and other health care customers who are currently obtaining outsourced contract rehabilitation or who are referring patients to the Company.

     Acquisitions and Strategic Alliances. The opportunities for PEO consolidation are substantial with approximately 2,400 PEOs operating in a highly fragmented industry. The Company believes that this industry consolidation will be driven by increasing industry and regulatory complexity, increasing capital requirements and the significant economies of scale available to PEOs. The Company intends to make opportunistic acquisitions where appropriate to achieve greater density in target geographic markets.

     The Company is creating strategic alliances with service providers to small and medium-sized businesses. With the trend toward outsourcing non-core competencies, small and medium-sized businesses typically have service relationships with accountants, attorneys, banks, trade associations and other business advisors. Alliances with these service providers offer a cross-selling opportunity for NCES. The Company intends to develop such referral opportunities as an extension of its sales and marketing capability.

     The NCES operating strategy is designed to control costs while supporting growth. The operating strategy encompasses leveraging NovaCare's core competencies and implementing a sophisticated business model.

     Leverage NovaCare's Existing Core Competencies. As a national provider of medical rehabilitation services, NovaCare has developed core competencies in (i) delivering employment-related services to a dispersed workforce in third-party worksites; (ii) establishing and maintaining national information systems networks connecting clients, worksite employees and service providers; (iii) developing and implementing workplace safety and injury prevention programs; and
(iv) regulatory change management. Other synergies include (i) the ability to leverage to negotiate advantageous health care, workers' compensation and other benefit program costs given NovaCare's scale in many geographic markets and (ii) the availability of health care services for worksite employees from NovaCare and other health care providers in NovaCare's local and regional health care system networks in target markets.

     As a health care provider, NovaCare has been an industry leader in response to regulatory and legislative change in a highly regulated market. The Company's experience in and ability to effect change in the regulatory environment will be valuable as states and the federal government seek to implement new approaches to regulating the PEO industry.

     Implement Business Model. NCES has implemented a portfolio management system to control and improve its performance in the selection of new business, meeting its brand promise with respect to existing customers, and analyzing lapsed business in order to identify the reasons for and the corrective action necessary in response to client cancellations. The new business criteria orient marketing to potential clients in target industries with high gross profit per worksite employee and acceptable underwriting risk. Potential clients meeting preset criteria are the target audience for the sales effort. The current business portfolio component of the control system enables management to monitor new client start-ups, client-specific financial and risk performance and employee and employer satisfaction. By focusing management attention on key business variables, the system permits day-to-day management to direct actions consistent with the Company's strategy and business plan. Lapsed business is analyzed by reason to facilitate identification of service delivery system issues and to improve future client retention.

     NCES has established an operating model that delivers services from two different locations. The Company's local service center places an emphasis on servicing the customer through local front-line activities. The local service center conducts enrollment and orientation of new employees and clients, and worksite safety evaluation and monitoring. Sales activity and customer service will also be performed locally. Local activities relative to risk management promote safety, early intervention of workers' compensation reported claims and early return to work. Centralized activity includes nationally directed telemarketing, standard development of marketing materials, a national accounts sales force, payroll processing, benefits administration and claims management. The major elements of finance, procurement and compliance will also be centralized.

BUSINESS PROFILE

     REHABILITATION SERVICES

     OUTPATIENT SERVICES

     During fiscal year 1996, NovaCare merged its outpatient services businesses, comprising outpatient rehabilitation and O&P services, under a common management team to take advantage of administrative and operational economies of scale and the evolution of rehabilitation services toward affiliation with health care providers and payers. For the fiscal years ended June 30, 1997 and 1996, outpatient services represented 38% and 35%, respectively, of the Company's rehabilitation services net revenues.

  Outpatient Rehabilitation Services

     Management believes that NovaCare is a leading provider of freestanding outpatient rehabilitation services in the United States, with a national network of 336 centers, comprising stand-alone clinics, hospital-based clinics and employer on-site clinics. Through these settings, licensed physical and occupational therapists develop individual treatment plans to rehabilitate patients recovering from musculoskeletal injury and/or surgery.

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

     Patients are generally referred by physicians (most commonly orthopedists, physiatrists, primary care physicians, internists and neurologists), managed care insurers, workers' compensation insurers, case managers, industrial companies and rehabilitation nurses. In a number of states, patients can obtain outpatient therapy services by "direct access," that is without a physician's referral.

     Analysts estimate that the outpatient rehabilitation industry approximates $11 billion. NovaCare's share of the industry total, based on fiscal 1997 revenues, is approximately 2%.

  Orthotic and Prosthetic Services

     NovaCare is the largest custom O&P patient care services organization in the U.S. with an approximate 11% market share of a $1.5 billion industry, based on fiscal 1997 revenues. Services are provided by 663 orthotists and prosthetists, referred to as practitioners, through 274 patient care centers.

     Orthotic rehabilitation involves the fitting, design, fabrication and use of custom-made braces and support devices for treatment of musculoskeletal conditions resulting from illness, injury or congenital anomalies. Prosthetic rehabilitation involves the fitting, fabrication and use of custom-made artificial limbs typically required by people who have suffered the loss of a limb from vascular diseases, diabetes, cancer or trauma. The Company, through its Sabolich socket and myoelectric technology, is a nationally renowned leader in prosthetic research, design and patient care. Its breakthrough technology and research is believed by management to clinically differentiate NovaCare in O&P services worldwide.

     The principal referral source for O&P rehabilitation services is the orthopedic surgeon. However, other specialized physicians, such as physiatrists and vascular surgeons, and managed care payers have emerged as important referral sources. Secondary referral sources include physical therapists, orthopedic nurses, orthopedic technicians and other rehabilitation professionals.

     OCCUPATIONAL HEALTH SERVICES

     Occupational health services comprise treatment for work-related injuries and illnesses, physical and occupational rehabilitation therapy, pre-placement physical examinations and evaluations, case management, diagnostic testing and other employer-requested or government-mandated work-related health care services. The most common work related injuries are soft tissue injuries, lacerations, moderate trauma injuries to the spine or extremities, and exposure to hazardous materials. Treatments typically are provided by licensed physicians, physicians assistants, x-ray technicians and physical therapists. The physicians generally are trained and experienced in occupational and industrial medicine or have other medical backgrounds compatible with work-related injuries.

     The occupational health services market is highly fragmented. Industry analysts estimate that there are more than 2,000 occupational health care locations in the United States, representing a $30 billion industry. The Company believes that, due to increasing business and regulatory complexity, capital requirements and the development of health care systems in local and regional markets, an increasing number of physicians specializing in occupational health services are seeking to affiliate with larger health care service organizations.

     The dollar amount of workers' compensation claims has increased significantly in recent years, resulting in escalating employer costs. The increase is attributable to (i) an increase in work-related injuries and illnesses, (ii) the rise in the cost of health care, and (iii) the requirement that employers pay the majority of lost wages, replacement wages, legal and other benefit expenses. In the aggregate, workers' compensation costs amounted to $70 billion annually in the United States. Occupational health services is an employer's solution to controlling workers' compensation costs attributable to medical costs and lost time from work.

     NovaCare currently manages work injury rehabilitation and prevention programs for employers through on-site programs and outpatient care through the Company's six freestanding occupational health centers and its 336 outpatient rehabilitation clinics. NovaCare performs work-site analysis to assess workplace risk, provides work-site safety programs and helps employers comply with work-related state and federal requirements. By acquiring additional practices and related occupational health services in target markets, NovaCare plans to expand its linkage with workers needing occupational rehabilitation, enhance the patient volume of outpatient rehabilitation and increase the attractiveness of the Company to workers' compensation insurers, commercial customers and potential health care system affiliates.

     LONG-TERM CARE SERVICES

     NovaCare's long-term care services portfolio consists of contract therapy and management consulting delivered principally to long-term care providers. For the fiscal years ended June 30, 1997 and 1996, long-term care services represented 59% and 63%, respectively, of the Company's rehabilitation services net revenues.

  Contract Rehabilitation Services

     NovaCare provides multi-disciplinary rehabilitation therapy services on a contract basis, principally to long-term care facilities. The multi-disciplinary team comprises physical therapists, occupational therapists, and speech-language pathologists working together to improve the ability of patients to perform the activities of daily living. Physical therapy enhances muscular and neurological responses and is designed to improve the patients' physical strength and range of motion. Occupational therapy is the evaluation and treatment of physical, cognitive and psychosocial performance deficits in activities of daily living. Speech-language pathology is the diagnosis and treatment of speech, language, voice and swallowing disorders.

     NovaCare is the largest contract rehabilitation provider to the long-term care industry with a market share of approximately 12%, as measured by fiscal 1997 net revenues. As of June 30, 1997, NovaCare provided these services in approximately 1,750 facilities located in 44 states.

     Analysts estimate that the market for therapy services delivered under contract to long-term care facilities is approximately $4.5 billion. A 1995 management-sponsored survey indicated that 73% of long-term care facility rehabilitation services are performed on a contract basis.

     The long-term care industry has typically contracted for therapy services for the following reasons:

          Insufficient caseload. The average nursing facility of approximately 100 beds has insufficient and/or fluctuating caseload, which makes it uneconomical to operate its own therapy program with full-time employment of therapists and the associated costs of management and administration.

          Supply of therapists. There is an inadequate supply of therapists and the workforce is characterized by high turnover. Consistent staffing levels are difficult to maintain, which jeopardizes service levels and quality.

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

     NovaCare has been successful in hiring therapists due in part to its "employer of choice" programs and clinical and systems support networks. The number of full-time-equivalent therapists hired in the Company's contract rehabilitation business during fiscal 1997 was 2,605.

          Employer of Choice Programs. NovaCare's employer of choice initiatives comprise defined career ladders for clinicians, clinical training and competitive compensation and benefit programs, as well as management and technological support designed to attract and retain therapists. At June 30, 1997, NovaCare employed 68 recruiters, which management believes is the largest therapist recruiting organization in the U.S. Over the past two years, one-fifth of the therapists who joined NovaCare's contract rehabilitation business chose NovaCare as a result of employee referrals.

          Clinical Support. A network of local and national clinical experts is available to all clinicians as support resources in all aspects of the clinical practice.

          Systems Support. NovaCare's proprietary information system, NovaNet PLUS, reduces therapist record-keeping burdens, streamlines administrative activities and captures information of value to clinicians, management and customers. Integrated outcomes measurement was incorporated into the system in fiscal 1997. Management believes that this innovative system continues to increase NovaCare's attractiveness as an employer of therapists.

          Clinical Leadership. NovaCare and the Harvard School of Public Health have jointly devised a standard system for measuring the effectiveness of rehabilitation outcomes for geriatric patients. The outcomes measurement system now serves as a vehicle to determine the treatment and payment for rehabilitation services to the geriatric population. Management believes that NovaCare's leadership in outcomes measurement has and will continue to enhance the Company's visibility in the clinical community and its attractiveness as an employer.

     Nursing facility operators have from time to time provided therapy services on an in-house basis, with varying degrees of success. A recent multi-year study of the costs of in-house programs compared with the costs of contract therapy indicated higher average therapy costs per patient care hour in long-term care facilities with in-house programs. The study surveyed over 15,000 long-term care facilities and examined several years of Medicare cost reports for long-term care facilities with in-house therapy programs. Nevertheless, a number of national multi-facility long-term care companies have directly hired therapists to staff and manage their therapy program in-house. These in-house decisions appear to be based, at least in part, on a desire to gain greater management control over therapy programs, overriding economic concerns. This trend has been exacerbated by consolidation activity in the nursing home industry.

     During fiscal years 1995 through 1997, NovaCare reduced its dependence on national chains of long-term care facilities due primarily to the transition from outsourcing with NovaCare to providing therapy services in-house. The percentage of NovaCare's rehabilitation services revenue attributable to national chains declined to 21% at June 30, 1997 from 27% in fiscal 1994. Business lost due to the in-house transition was replaced with predominantly regional and independent customers, diversifying the Company's customer base. Management does not expect in-house transitions to have a significant impact on future results due to the Company's reduced dependency on national multi-facility long-term care companies and the economic opportunity outsourcing provides.

     The anticipated annualized revenue of new contracts has increased from approximately $120 million in fiscal 1996 to approximately $180 million in fiscal 1997. Contract turnover has also declined to 15% in fiscal 1997 from 26% in fiscal 1996. The anticipated annualized net revenue impact of new contracts sold less contracts canceled improved to $98 million in fiscal 1997. In fiscal 1996, the anticipated annualized net revenue impact of contracts canceled exceeded new contracts sold by $7 million.

     Employee turnover in the rehabilitation industry is high relative to other industries because of the therapist supply/demand imbalance. Also affecting turnover is the aggressive recruiting that occurs within the industry, and the highly mobile therapist population. Therapist turnover rates in long-term care facilities are traditionally higher than in other therapy settings.

     NovaCare's therapist turnover in the contract rehabilitation business decreased in fiscal 1997 to 35% from 44% in fiscal 1996. Therapist turnover initiated by employees decreased from 41.7% in fiscal 1996 to 31.23% in fiscal 1997. The balance of therapist turnover was based on the Company's decision to terminate employment.

     NovaCare is compensated for its contract services on a fee-for-service basis, and generally collects payment for services from the long-term care facility, which in turn may receive reimbursement from Medicare, Medicaid, private insurance or the patient. Payments from Medicare and Medicaid are subject to complex regulations. Medicare regulations are subject to anticipated changes that may have a material effect on the long-term care services business. See "Reimbursement/Government Relations", discussed later. NovaCare generally indemnifies its customers against medical denials of reimbursement by third party payers, including Medicare. NovaCare has established internal utilization and documentation standards and systems to minimize denials. During the past two fiscal years, on average, less than 2% of NovaCare's services were ultimately denied payment.

     NovaCare contracts predominantly with regional and local long-term care companies and independently-owned nursing facilities for the provision of rehabilitation therapy to their patients. Contracts are generally written for a period of two years and include automatic renewals for one year. Contracts are typically terminable upon 30 to 90 days notice by either party.

     In the current unsettled reimbursement environment (See "Reimbursement/Government Relations", discussed later), NovaCare believes that it is well-positioned to compete effectively with other contract therapy companies and the "in house" alternative due to: (i) its highly centralized administrative functions and flexible organization structure which can respond to business growth and industry change; (ii) a nationwide recruiting organization and substantial staffing capabilities; (iii) a multi-disciplinary team approach to therapy that is designed to deliver a high level of quality and efficient care, (iv) sophisticated management information systems to assist clinicians and management in analyzing clinical outcomes, therapy utilization, claim denials, staffing and educational activities; (v) a clinical support network to provide timely expert clinical advice to care providers; (vi) a nationwide sales organization to secure customer contracts in support of business growth; and (vii) reimbursement and regulatory expertise to assist nursing facility operators in their dealings with third-party payers, principally Medicare.

     MANAGEMENT AND INFORMATION SERVICES

     The Company focuses on the delivery of expert management, information and specialty consulting services to health care and long-term care institutions. Such services currently include long-term care facility rehabilitation program management, consulting and subacute program development, and management and information services.

     Rehabilitation Program Management and Consulting. The Company provides rehabilitation program consulting and management services to long-term care and hospital facilities through Polaris Group, a NovaCare business unit, and a 40%-owned subsidiary, Gill/Balsano Consulting, L.L.C. Due to regulatory and reimbursement complexities in the long-term care and hospital industries, these services assist these providers with utilization, documentation, receivables and denials management, cost reporting, quality oversight and strategic direction setting. The Company had arrangements to provide such services to 797 long-term care facilities at June 30, 1997 as compared with 624 at June 30, 1996.

     Information Services. NovaCare delivers a range of services based on its proprietary NovaNet PLUS information system to its two largest long-term care customers. These customers utilize NovaNet PLUS throughout their organizations to: (i) promote a common clinical approach to case management; (ii) gather and analyze clinical outcomes information; (iii) increase therapist administrative and clinical efficiency; and (iv) provide operating unit financial information.

     EMPLOYEE SERVICES

     As co-employer of worksite employees, NovaCare assumes responsibility for and manages the risks associated with: (i) worksite employee payroll; (ii) workers' compensation insurance coverage; and (iii) compliance with certain employment-related governmental regulations that can be effectively managed away from the client's business. The client retains the right and responsibility for supervision and direction of worksite employees' services in its business and remains responsible for compliance with other employmentrelated governmental regulations that are more closely related to worksite employee supervision. The service fee charged by the Company to its clients covers the cost of certain employment-related taxes, workers' compensation insurance coverage, administrative and field services, salaries and wages of the worksite employees and the client's portion of health and retirement benefit plan cost. NovaCare also provides other value-added services such as temporary staffing, training and human resource consulting.

     In keeping with its strategy to create a more satisfying and more productive relationship between employers and employees, NovaCare provides six primary categories of employee services: (i) workers' compensation cost containment and safety management; (ii) unemployment insurance cost containment;
(iii) employee benefits administration; (iv) human resources and compliance management; (v) payroll management and (vi) value-added services. By engaging the Company to provide these services, clients can focus on their core competencies and enhance their abilities to compete.

     These services are provided under the Company's standard services agreement which provides for an initial one-year term; thereafter, the agreement is renewed periodically. The agreement is subject to termination by the Company or the client at any time upon 30 days' prior written notice. Service revenues, billed to clients along with each periodic payroll, are based on a pricing model that takes into account the gross pay of each employee and a mark-up which includes the estimated costs of employment-related taxes, providing insurance coverage and benefit plans, performing human resources, payroll, benefits and compliance management and other services and an administration fee. The specific mark-up varies by client based principally on the workers' compensation classification of the worksite employees, their eligibility for health care benefits and the size of the client. Accordingly, the Company's average mark-up percentage will fluctuate based on client mix, which cannot be predicted with any degree of certainty.

     Workers' Compensation Cost Containment and Safety Management. Workers' compensation is a state-mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs that result from work-related injuries and illnesses, regardless of fault and without any copayment by the employee. Annual workers' compensation costs exceed $70 billion in medical expenses and employee productivity each year (see "Government Regulation" below). Pursuant to the Company's services agreement, the Company assumes the obligations of its clients to pay workers' compensation claims. The Company seeks to control its workers' compensation costs through comprehensive risk evaluation of prospective clients, the prevention of workplace injuries, timely intervention with each employee injury, aggressive management of the medical costs related to such injuries and the prompt return of employees to work. The Company seeks to prevent workplace injuries by implementing a wide variety of training and safety programs. NovaCare's efforts to return employees to work quickly involve both rehabilitation services and the placement of employees in transitional, light duty positions until they are able to resume their former positions.

     Unemployment Insurance Cost Containment. Pursuant to the services agreement, NovaCare assumes the obligation of its clients to pay unemployment insurance costs. NovaCare manages its unemployment insurance costs by establishing employee termination procedures, quickly responding to unemployment claims, attending unemployment hearings and attempting to reassign employees to other worksites when a reduction in force occurs at any one worksite location.

     Employee Benefits Administration. In accordance with the services agreement, NovaCare offers worksite employees a benefits package which includes several health care options such as point-of-service ("POS"), HMOs and indemnity plans. Supplemental benefit programs include dental care, prescription drugs, and life and disability insurance options. The Company also offers 401(k) retirement savings and cafeteria-style plans to its eligible employees. The Company delivers participant benefits to worksite employees and monitors and reviews claims for loss control purposes. NovaCare believes that its ability to provide and administer a wide variety of employee benefits on behalf of its clients tends to mitigate the competitive disadvantage small and medium-sized businesses normally face in the areas of employee benefit cost control and employee recruiting and retention.

     Human Resources and Compliance Management. Pursuant to the services agreement, the Company provides comprehensive human resources services to reduce the employment-related administrative burdens faced by its clients, and provide worksite employees with a wide array of benefits typically offered by large employers. NovaCare develops and administers personnel policies and procedures for each of its clients, relating to, among other things, recruiting, retention programs, performance management, discipline and terminations. The Company also provides orientation, training and development, counseling and substance abuse awareness for worksite employees.

     By contract, NovaCare generally assumes responsibility for complying with many employment-related regulatory requirements. In addition, the Company assists its clients in understanding and complying with other employment-related requirements for which the Company does not assume responsibility. Laws and regulations applicable to employers include state and federal tax laws, state workers' compensation laws, state unemployment laws, occupational safety laws, immigration laws, and discrimination, sexual harassment and other civil rights laws.

     Payroll Management and Reporting. As a co-employer, NovaCare is responsible for payroll processing, check preparation, distribution and record keeping, payroll tax deposits, payroll tax reporting, employee file maintenance, unemployment claims, and monitoring and responding to changing regulatory requirements. Payroll reports are prepared for clients for financial and other record keeping purposes. By having the Company assume the responsibility for this significant administrative function, clients have certain guarantees of regulatory compliance, reduced employment liabilities and greater management resources to focus on their core business.

     Other Value-Added Services. NovaCare offers rehabilitation temporary staffing in the long term care industry. The rehabilitation temporary staffing service currently accesses an active clinician pool of over 6,000 to provide staff to skilled nursing facility clients at which over 1,300 worksite employees were performing services at June 30, 1997. This business is supported by state-of-the-art technology, which provides precise recruitment and sales productivity information for management purposes. It also generates billing and utilization reports for clients.

     The Company plans to offer additional value-added services to clients and worksite employees. Such services may include employee recognition programs, travel discount arrangements, vision care, credit union membership, smart cards, warehouse club memberships and various financial services. Some of these services may generate fee income or commissions for the Company.

COMPETITION

  REHABILITATION SERVICES

     The health care industry in general, and rehabilitation in particular, are highly competitive and subject to continual changes in methods of service delivery and provider selection. Rehabilitation is largely a local market business and competition varies considerably among markets. NovaCare competes in the geographic markets where it provides long-term care services and where its outpatient services patient care centers are located. The primary competitive factors in such local markets are (i) quality of patient care services, (ii) charges for services, (iii) responsiveness to meeting the needs of patients, customers, referral sources and payers, and (iv) increasingly, networked integration with other health care providers and payers.

     Key competitive factors in the long-term care services businesses include the ability to provide therapy staff to meet the therapy needs at customer facilities and the ability to provide management and clinical support to such staff. NovaCare competes in local markets with other national, regional and local contract therapy providers. NovaCare believes that its ability to recruit therapists, manage geographically dispersed service professionals, provide expert clinical support and develop new services allows it to compete successfully with other contract therapy providers in the markets where NovaCare provides services. The demographics of potential customers have changed and will continue to change as some large long-term care facility chains choose to take all or part of their therapy services in-house. This may increase the competition for remaining customers. The Company has diversified its customer base in the long-term care industry to replace business lost because of such in-house programs (see "Contract Rehabilitation Services," previously discussed).

     In the outpatient services business, key competitive factors include the ability to develop and maintain relationships with referral sources (physicians, rehabilitation professionals, hospitals and payers) and to provide sufficient geographic coverage to allow the Company, alone or with other providers, to compete successfully for patients from managed care payers, workers' compensation payers and employers. The Company competes in local markets with other national, regional and local outpatient rehabilitation service providers, as well as hospital-based outpatient clinics and physician-directed therapy practices. Some of these competitors may have greater patient referral, personnel and geographic resources in certain local markets. Competition in the O&P industry is highly fragmented; however, there are several regional providers with multiple facilities in certain local markets. Management believes that the Company competes successfully within its local markets based on its reputation for quality and service, an ability to provide geographic coverage and competitive prices, affiliation with health care systems, and technologically superior O&P product offerings.

     In the occupational health services industry, the market is highly fragmented and competitive. The largest competitor in the industry has less than 4% market share. Competitors include other occupational health services companies, independent physicians, hospitals, insurance companies, HMO's, managed care providers and networks of primary care physician specialists. The ability to compete successfully is dependent upon (i) relationships with employers, employees and payer sources, (ii) quality of rehabilitative care, and
(iii) returning employees to work quickly at the lowest cost for the care provided.

     National and local sponsorship and support of organizations for injured and disabled individuals enhance NovaCare's visibility and competitive position. In addition, NovaCare has developed affiliations with academic institutions and has provided funding for the development of a university level physical therapy and occupational therapy programs.

  EMPLOYEE SERVICES

     The PEO industry consists of as many as 2,400 companies, most of which serve a single market or region. The Company believes that it is the second largest PEO in the United States. NovaCare considers its primary competition to include: (i) traditional in-house human resources departments; (ii) other PEOs, and (iii) providers of unbundled employment-related services such as payroll processing firms, temporary employment firms, commercial insurance brokers, human resource consultants, workers' compensation insurers, HMOs and other specialty managed care providers.

     Competition in the highly fragmented PEO industry is generally on a local or regional basis. Management believes that the primary elements of competition are quality of service, choice and quality of benefits, reputation and price. The Company believes that brand recognition, regulatory expertise, financial resources, risk management, information technology capability and economies of scale can distinguish a large-scale PEO from the rest of the industry. The Company believes that it competes favorably in these areas.

     NovaCare believes that barriers to entry into the PEO industry are increasing due to, among others, the following factors: (i) the complexity of the PEO business and the need for expertise in multiple disciplines; (ii) the three to five years of experience required to establish experience ratings in key cost areas of workers' compensation, health insurance and unemployment; and
(iii) the need for sophisticated management information systems to track all aspects of business in a high growth environment.

REIMBURSEMENT/GOVERNMENT RELATIONS

  REHABILITATION SERVICES

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

     The Company's gross profit directly or indirectly attributable to Medicare for fiscal 1997 and 1996 was 45% and 49%, respectively.

     CONTRACT REHABILITATION SERVICES

     Contract rehabilitation services are covered and reimbursed in one of two ways. In most cases, NovaCare bills a facility, which, in turn, invoices a third-party payer, such as Medicare. NovaCare also provides services through its own certified rehabilitation agencies, which directly bill a third-party payer, such as Medicare.

     Medicare reimburses the long-term care facility for contract therapy services on a cost basis, and reimbursement levels are determined based on a reasonable-cost standard. Specific guidelines exist for evaluating the reasonable cost of physical therapy and there are general guidelines for evaluating the reasonable cost of occupational therapy and speech-language pathology services. With respect to physical therapy, the specific guideline system is called salary equivalency. The physical therapy salary equivalency rates have been adjusted annually based on a 1983 standard but do not adequately reflect salary inflation since 1983. As a result, the portion of contract services that relate to physical therapy services are essentially a break-even business for many contractors, including NovaCare.

     The Health Care Financing Administration ("HCFA"), the federal agency responsible for the rules governing Medicare and Medicaid, has issued proposed specific reimbursement guidelines for occupational therapy and speech-language pathology services and revisions to the existing guidelines for physical therapy services. The proposed rules specify that when occupational therapy and speech-language pathology services guidelines become effective, physical therapy salary equivalency guidelines will be increased in consideration of the substantial increases in salary and services standards since these guidelines were last revised. The proposed rules governing such guidelines have received public comment. Final rules are expected in the fourth quarter of calendar year 1997.

     Until such time as salary equivalency guidelines are finally promulgated, contract occupational therapy and speech-language pathology services are evaluated based upon the reasonableness of costs incurred by the provider under a "prudent buyer" standard. During the past three years, HCFA has issued several directives to its fiscal intermediaries instructing them on how to ensure therapy costs are reasonable. Intermediaries have been instructed to consider relevant facts and circumstances concerning a facility's contracting costs. The attention being given by HCFA to these instructions has increased scrutiny of contracting practices. NovaCare is working with its customers to resolve issues raised by fiscal intermediaries in cost report audits.

     The Balanced Budget Act of 1997 (the "Act") enacted in August 1997, made several changes in the way Medicare will reimburse nursing homes and other providers for their services. Those changes will take effect for nursing homes at different times throughout calendar years 1998 and 1999, depending on the starting date for each facility's cost reporting year. By the middle of 1999, the Act mandates that each facility be reimbursed, in part, under a comprehensive prospective payment system, which will include payment for therapy services in a single all-inclusive per diem payment. Therapy services not covered by the prospective payment system will be covered by a fee schedule with total charges being subject to an annual cap.

     NovaCare also receives direct reimbursement by Medicare for 5% of its contract therapy services provided through certified rehabilitation agencies. See "Government Regulation", discussed later. NovaCare's certified rehabilitation agencies file annual cost reports under the Medicare program which are used to determine cost settlements for the prior year and interim payment rates for the upcoming year. Funds received under various state programs and Medicare are subject to audit with respect to proper application of the various payment formulas. These audits can result in retroactive adjustments of payments received from the program by NovaCare. If, as a result of such audits, it is determined that overpayments for services were made to NovaCare, the excess amount must be repaid by NovaCare to the government. If, on the other hand, it is determined that an underpayment was made, the government agency will make an additional payment to NovaCare.

     The Act also mandates changes to the payment structure for services provided through certified rehabilitation agencies. Implementation of these changes stretches over the next 18 months. As with nursing homes, rehabilitation agencies will change from the current cost-based system to a system based on a fee schedule with an annual cap.

     NovaCare is actively involved in trade groups assisting HCFA in designing the regulations and reimbursement schedules necessary to implement the Act. By changing Medicare reimbursement to nursing homes from a cost basis to a fixed fee, the Act will make a fundamental change in the economic assumptions underlying patient care in nursing homes. It cannot be predicted at this time what effect this change will have on the demand for therapy services. Management is taking steps which it believes will help to mitigate any adverse economic impact of the changes made by the Act. There can be no assurance, however, that these changes will not have a material adverse effect on the future operations of the Company.

     OUTPATIENT AND OCCUPATIONAL HEALTH SERVICES

     The principal sources of reimbursement for outpatient and occupational health services are commercial and workers' compensation insurance, managed care plans, motor vehicle insurance and individual patients.

     Workers' Compensation. Workers' compensation is a state mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. (See "Government Regulation" below.) Workers' compensation represented approximately 17% of fiscal 1997 outpatient and occupational health revenues.

     Managed Care. Managed care plans represented approximately 15% of fiscal 1997 outpatient and occupational health revenues. NovaCare receives revenues under managed care plans either on a discounted fee-for-service basis or, in a growing number of cases, on the basis of capitated fees per covered member per month.

     Medicare. NovaCare receives reimbursement by Medicare for outpatient and occupational health care services primarily through NovaCare's certified rehabilitation agencies and on a fee schedule basis for O&P services. See "Government Regulation," discussed later. Medicare and other government health insurance programs represent approximately 10% of revenues.

GOVERNMENT REGULATION

  REHABILITATION SERVICES

     The health care industry, including rehabilitation services, is subject to extensive federal, state and local regulation. The various layers of regulation affect NovaCare's business by requiring licensure or certification of its employees and facilities and controlling reimbursement for services provided. Government and other third-party payers' health care policies and programs have been subject to changes in payment and methodologies for a number of years. Efforts to reform the nation's health care system could induce additional changes. See "Reimbursement/Government Relations," previously discussed.

     NovaCare operates certified rehabilitation agencies to facilitate billing for outpatient services and a portion of its long-term care services. In order to receive Medicare reimbursement directly, outpatient centers must be certified by Medicare as rehabilitation agencies or comprehensive outpatient rehabilitation facilities. The certification criteria relate to the type of facility and its equipment, record keeping, staffing and service as well as compliance with all state and local laws. In addition, certain states require facilities to obtain state licensure as a health facility as a requirement for reimbursement. As of June 30, 1997, NovaCare operated 18 and 72 certified rehabilitation agencies for contract therapy services and outpatient rehabilitation services, respectively. Management believes its operations are structured to comply with all applicable rules and regulations.

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

     Various state and federal laws and regulations govern the relationships between providers of health care services and physicians, including employment or service contracts and investment relationships. These laws and regulations include the fraud and abuse provisions of the Medicare and Medicaid statutes, which prohibit the payment, receipt or offering of any direct or indirect remuneration for the referral of or to induce a referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment and the self-referral provisions of federal and state law which generally prohibit referrals by a physician to persons with whom the physician has certain types of financial relationships. Violations of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicare and Medicaid programs. Management believes it is in compliance with these laws and regulations and has established a broad-based compliance program to ensure conformance with these rules as well as to other laws and regulations.

  EMPLOYEE SERVICES

     The Company is subject to local, state and federal regulations which include operating, fiscal and licensing requirements. Adding complexity to the Company's regulatory environment are (i) uncertainties resulting from the non-traditional employment relationships created by PEOs; (ii) variations in state regulatory schemes, and (iii) the ongoing evolution of regulations regarding health care and workers' compensation.

     Many of the federal and state laws and regulations relating to labor, tax and employment matters applicable to employers were enacted prior to the development of non-traditional employment relationships and, accordingly, do not specifically address the obligations and responsibilities of PEOs or the co-employment relationship. Moreover, the Company's PEO services are regulated primarily at the state level. Regulatory requirements regarding the Company's business therefore vary from state to state, and as NovaCare enters new states it will be faced with new regulatory and licensing environments. There can be no assurance that the Company will be able to satisfy the licensing requirements or other applicable regulations of any particular state in which it is not currently operating, that it will be able to provide the full range of services currently offered, or that it will be able to operate profitably within the regulatory environment in any state in which it does not obtain regulatory approval. The absence of required licenses would require NovaCare to restrict the services it offers. New legislation or new interpretations of current licensing and regulatory requirements could impose operating or licensing requirements on the Company which it may not be able to satisfy or which could have a material adverse effect on NovaCare's business, financial condition, results of operations and liquidity. Additionally, interpretation of such legislation or regulation by regulatory agencies with broad discretionary powers could require the Company to modify its existing operations materially in order to comply with applicable regulations.

     The application of many laws to NovaCare's services will depend on whether the Company is considered an employer under the relevant statutes and regulations. The Internal Revenue Service (the "IRS") is examining this issue. See "Employee Benefit Plans" below. In addition, from time to time there have been proposals to enact a statutory definition of employer for certain purposes of the Internal Revenue Code of 1986, as amended (the "Code").

     PEO Licensing Requirements. A critical aspect of the growth of the PEO industry has been increasing recognition and acceptance of PEOs by state authorities. While many states do not explicitly regulate PEOs, approximately one-third of the states, including Florida, have passed laws that have licensing or registration requirements for PEOs and several additional states, including Pennsylvania, are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and, in NovaCare's view, has the effect of legitimizing the PEO industry by resolving issues concerning an employee's status for specific purposes under applicable state law. However, because existing regulations are relatively new, there is limited interpretive or enforcement guidance available. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time.

     Federal and State Employment Taxes. NovaCare assumes the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to its employees, including worksite employees. To date, the IRS has relied extensively on the common law test of employment in determining employer status and the resulting liability for failure to withhold. However, the IRS has formed a Market Segment Study Group for the stated purpose of examining whether PEOs, such as the Company, are the employers of the worksite employees under the Code provisions applicable to federal employment taxes and, consequently, whether they are exclusively responsible for payment of employment taxes on wages and salaries paid to such employees. Another stated purpose of the Market Segment Study Group is to determine whether owners of client companies can be employees of PEOs under the federal employment tax laws.

     The interpretive uncertainties raised by the Market Segment Study Group may affect the Company's ability to report employment taxes on its own account rather than for the accounts of its clients and would increase administrative burdens on NovaCare's payroll service function. In addition, while the Company believes that it can contractually assume the client company's withholding obligations, in the event NovaCare fails to meet these obligations, the client company may be held jointly and severally liable.

     Employee Benefit Plans. NovaCare offers various employee benefit plans to its worksite employees, including 401(k) plans, cafeteria plans, group health plans, group life insurance plans, group disability insurance plans and employee assistance programs. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. Most of these benefit plans are also offered to the Company's corporate employees.

     The Market Segment Study Group established by the IRS is also examining whether PEOs, such as NovaCare, are the employers of worksite employees under Code provisions applicable to employee benefit plans and consequently are able to offer to worksite employees benefit plans that qualify for favorable tax treatment. The Company is unable to predict the timing or nature of the findings of the Market Segment Study Group or the ultimate outcome of such conclusions or findings. If the IRS study were to conclude that a PEO is not an employer of its worksite employees for plan purposes, worksite employees could not continue to make contributions to the Company's 401(k) plans or cafeteria plans. The Company believes that although unfavorable to the Company, a prospective application by the IRS of an adverse conclusion would not have a material adverse effect on its financial position and results of operations. If such conclusion were applied retroactively, employees' vested account balances would become taxable immediately, the Company would lose its tax deduction to the extent the contributions were not vested, the plans' trusts would become taxable trusts and penalties could be assessed. In such a case, the Company would face the risk of client dissatisfaction as well as potential litigation. A retroactive application by the IRS of an adverse conclusion could have an adverse effect on the Company's business, financial condition, results of operations and liquidity. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

     In addition to the employer/employee relationship requirement described above, pension and profit-sharing plans, including the Company's 401(k) plans, must satisfy certain other requirements under the Code. These other requirements are generally designed to prevent discrimination in favor of highly compensated employees to the detriment of non-highly compensated employees with respect to both the availability of, and the benefits, rights and features offered in, qualified employee benefit plans. The Company applies the nondiscrimination requirements of the Code at both a consolidated and client company level to ensure that its 401(k) plans are in compliance with the requirements of the Code.

     Workers' Compensation. Workers' compensation is a state mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. In exchange for providing workers' compensation coverage for employees, employers are not subject to litigation by employees for benefits in excess of those provided by the relevant state statute. In most states, the extensive benefits coverage (for both medical costs and lost wages) is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or employer self-insurance. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. These laws establish the rights of workers to receive benefits and to appeal benefit denials. Workers' compensation laws also regulate the methods and procedures which the Company may employ in its workers' compensation managed care programs.

     As a creation of state law, workers' compensation is subject to change by each state's legislature and is influenced by the political processes in each state. Several states have mandated that employers receive coverage only from state-operated funds. Other states have adopted legislation requiring that all workers' compensation injuries be treated through a managed care program. While such legislation may increase the market for the Company's workers' compensation services, it may also intensify the competition faced by 24-hour health coverage, in which the coverage of traditional employer-sponsored health plans is combined with workers' compensation coverage to provide a single insurance plan for health problems, whether or not related to work. Incorporating workers' compensation coverage into conventional health plans may adversely affect the market for the Company's services and may intensify the competition faced by the Company from HMOs and other health care providers. Moreover, because workers' compensation benefits are mandated by law and are subject to extensive regulation, payers and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. Finally, because workers' compensation programs vary from state to state, it is difficult for payers and multi-state employers to adopt uniform policies to administer, manage and control the cost of benefits.

     Other Employer Related Requirements. As an employer, NovaCare is subject to a wide variety of federal and state laws and regulations governing employer-employee relationships, including the Immigration Reform and Control Act, the Americans with Disabilities Act, the Family Medical Leave Act, the Occupational Safety and Health Act, wage and hour regulations, and comprehensive state and federal civil rights laws and regulations, including those prohibiting discrimination and sexual harassment. The definition of employer may be broadly interpreted under these laws.

     Responsibility for complying with various state and federal laws and regulations is allocated by agreement between the Company and its clients, or in some cases is the joint responsibility of both. Because NovaCare acts as a co-employer with the client company, it is possible that the Company could incur liability for violations of laws even though the Company is not contractually or otherwise responsible for the conduct giving rise to such liability. The Company's standard client agreement generally provides that the client will indemnify the Company for liability incurred as a result of an act of negligence of a worksite employee under the direction and control of the client or to the extent the liability is attributable to the client's failure to comply with any law or regulation for which it has specified contractual responsibility. However, there can be no assurance that NovaCare will be able to enforce such indemnification and the Company may therefore be ultimately responsible for satisfying the liability in question.

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

EMPLOYEES

     At June 30, 1997, the Company had approximately 39,800 employees. Of these, approximately 19,300 are rehabilitation services personnel and 20,500 are employee services personnel. Only six of the Company's employees are represented by a labor union and the Company is not aware of any current activity to organize any of its non-worksite employees. Management considers relations between the Company and its employees to be good. For information with respect to the Company's worksite employees, see "Business Profile -- Employee Services" above.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of NovaCare who served during the fiscal year are as follows:

            NAME                                       POSITION                            AGE
----------------------------  -----------------------------------------------------------  ---
John H. Foster..............  Chairman of the Board and Director                           55
Timothy E. Foster...........  Chief Executive Officer and Director                         45
James W. McLane.............  President, Chief Operating Officer and Director              58
Daryl A. Dixon..............  President and General Manager, Contract Rehabilitation
                              Division                                                     37
Ronald G. Hiscock...........  President and General Manager, Outpatient Division           46
Peter D. Bewley.............  Senior Vice President, General Counsel and Secretary         51
Robert E. Healy, Jr. .......  Senior Vice President, Finance and Administration and Chief
                                Financial Officer                                          44
Laurence F. Lane............  Senior Vice President, Regulatory Affairs                    52
Aven Kerr...................  Senior Vice President, Human Resources                       51
Susan J. Campbell...........  Vice President, Communications and Investor Relations        46
Richard A. McDonald.........  Vice President, Treasurer                                    50
Barry E. Smith..............  Vice President, Controller and Chief Accounting Officer      44
James T. Walmsley...........  Vice President, Reimbursement                                47
Steven M. Wise..............  Vice President, Information Systems and Chief Information
                              Officer                                                      41

     No family relationships exist among any of the directors or executive officers of NovaCare. Executive officers serve at the discretion of the NovaCare Board of Directors.

     JOHN H. FOSTER has been Chairman of the Board of NovaCare since December 1984. From 1984 to May 1997 he was also Chief Executive Officer of the Company. Mr. Foster is also Chairman of the Board and Chief Executive Officer of Apogee, Inc., a national mental health services company and a director of Corning Incorporated, an international corporation with business interests in specialty materials, communications, laboratory services and consumer products. Mr. Foster is founder and Chairman of the Board of Foster Management Company, an investment advisor, and general partner of various venture capital investment funds. He was also the founder, Chairman of the Board and Chief Executive Officer of RehabClinics, Inc., which was acquired by NovaCare in February 1994.

     TIMOTHY E. FOSTER has been Chief Executive Officer of the Company since May 1997. From October 1994 until May 1997 he was President and Chief Operating Officer. He served as Senior Vice President, Finance and Administration and Chief Financial Officer of NovaCare from November 1988 to October 1994, Treasurer of NovaCare from March 1992 to October 1994, and has been a director of NovaCare since December 1984. Mr. Foster currently serves as a Director of Apogee, Inc., a national mental health services company, a position he has had since February 1995.

     JAMES W. MCLANE has been President and Chief Operating Officer and a director of the Company since May 1997. From 1991 to 1997, Mr. McLane served as Chief Executive Officer of Aetna Health Plans and as Executive Vice President of Aetna Life and Casualty. He is also a director of FemRx, a medical device manufacturer.

     DARYL A. DIXON has been President and General Manager of NovaCare's Contract Rehabilitation Division since January 1994. He joined NovaCare in February 1992 as Regional Vice President in the Contract Rehabilitation Division and was Vice President, Operations of the Contract Rehabilitation Division from November 1992 until January 1994. From 1982 to 1992, he held various positions at Manor HealthCare, Inc., a nursing home management company.

     RONALD G. HISCOCK has been President and General Manager of NovaCare's Outpatient Division since February 1996 and had been President and General Manager of NovaCare's Orthotics and Prosthetics Division from April 1995 to February 1996. He joined NovaCare in June 1992 as the East Region President for the Orthotics and Prosthetics Division and was the Division's Vice President of Operations from July 1994 through March 1995.

     PETER D. BEWLEY has been Senior Vice President, General Counsel and Secretary of NovaCare since May 1994. Prior to joining NovaCare Mr. Bewley was Associate General Counsel at Johnson & Johnson, where he had been employed since 1977.

     ROBERT E. HEALY, JR. has been Senior Vice President, Finance and Administration and Chief Financial Officer since December 1995. From January 1994 to December 1995, he was Vice President Chief Financial Officer of NovaCare's Contract Rehabilitation Division. He served as Vice President Finance and Chief Accounting Officer of the Company from March 1992 to January 1994.

     LAURENCE F. LANE has been Senior Vice President, Regulatory Affairs of NovaCare since October 1994. From November 1986 to October 1994 he was Vice President Regulatory Affairs.

     AVEN KERR has been Senior Vice President, Human Resources of NovaCare since October 1996. From November 1995 to September 1996, she was Senior Vice President Administration and Systems at United Healthcare. She was Senior Vice President, Human Resources at MetraHealth from May 1995 to November 1995. Prior to that, she was employed by Prudential Insurance Company for 27 years in various positions, most recently as Senior Vice President, Central Atlantic Operations.

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

     BARRY E. SMITH has been Vice President, Controller and Chief Accounting Officer of the Company since December 1995 and has been Vice President of Finance of the Contract Rehabilitation Division since March 1995. He was Vice President of Finance of the Medical Rehabilitation Hospital Division from February 1994 through the sale date of the division, April 1995. From May 1992 through February 1994 he served in various positions in NovaCare's Corporate Finance Department.

     JAMES T. WALMSLEY has been Vice President, Reimbursement of NovaCare since January 1994 and Director of Reimbursement from April 1992 to January 1994.

     STEVEN M. WISE has been Vice President Information Systems and Chief Information Officer since December 1995. He joined NovaCare in 1993 as Director, Systems and Programming, for the Contract Rehabilitation Division. Prior to joining NovaCare, he was employed at Ortho-McNeil Pharmaceutical Company where he held various management positions in business systems development.

ITEM 2. PROPERTIES

     The Company's principal executive offices are located at 1016 West Ninth Avenue, King of Prussia, Pennsylvania 19406 where NovaCare leases approximately 132,500 square feet. The lease for this office space expires in June 2005. In addition, the Company leases other office space in various cities in the United States for terms which typically are three years or less. See Note 8 of Notes to the Company's Consolidated Financial Statements for information concerning the Company's leases for its facilities. The Company does not anticipate that it will experience any difficulty in renewing any such leases upon their expiration or obtaining different space on comparable terms if such leases are not renewed. The Company believes that these facilities are well maintained and are of adequate size for present needs and planned expansion in the near future.

     NovaCare also has sublease agreements for approximately 24,748 square feet of office space, expiring February 2003 with companies in which NovaCare's Chairman of the Board is a Director and/or an Executive Officer.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, NovaCare is party to certain claims, suits and complaints which arise in the ordinary course of business. Currently, there are no such claims, suits or complaints which, in the opinion of management, would have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     NovaCare's common stock is traded on the New York Stock Exchange (NYSE) under the symbol NOV. On September 5, 1997, there were 1,817 holders of record of common stock.

     The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE Composite Tape for the relevant periods.

                                                                       COMMON STOCK
                                                                          PRICES
                                                                     -----------------
                                                                      HIGH       LOW
                                                                     ------     ------
        YEAR ENDED JUNE 30, 1997
          First Quarter............................................  $ 9.63     $ 6.88
          Second Quarter...........................................   11.25       8.13
          Third Quarter............................................   13.75       9.63
          Fourth Quarter...........................................   14.13      10.88
        YEAR ENDED JUNE 30, 1996
          First Quarter............................................  $ 9.50     $ 6.25
          Second Quarter...........................................    8.50       5.13
          Third Quarter............................................    8.25       5.25
          Fourth Quarter...........................................    7.63       6.25

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

                        NOVACARE, INC. AND SUBSIDIARIES

                          FIVE YEAR FINANCIAL SUMMARY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEARS ENDED JUNE 30,
                                             ------------------------------------------------------
                                                1997        1996       1995       1994       1993
                                             ----------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:(1)
  Net revenues.............................  $1,066,451   $793,038   $905,359   $789,745   $582,342
  Gross profit.............................     260,086    208,082    256,240    255,511    186,265
  Income from operations...................      80,541     37,499    143,881    108,208     78,819
  Net interest (expense) income............     (13,504)    (7,537)   (17,893)   (11,773)    (2,841)
  Income before income taxes...............      66,801     29,866    125,584     95,892     75,542
  Income taxes.............................      27,891     14,585     63,660     37,678     27,906
  Net income...............................      38,910     15,281     61,924     58,214     47,636
  Net income applicable to common
     stock(2)..............................      38,910     15,281     61,924     58,214     47,585
  Net income per common share..............         .62        .24        .95        .90        .79

                                                                 AS OF JUNE 30,
                                             ------------------------------------------------------
                                                1997        1996       1995       1994       1993
                                             ----------   --------   --------   --------   --------
BALANCE SHEET DATA:
  Working capital..........................  $  173,576   $223,712   $255,126   $194,324   $265,908
  Total assets.............................   1,014,304    789,731    852,557    850,541    611,567
  Total indebtedness.......................     342,678    192,215    225,015    344,602    206,415
  Total liabilities(3).....................     506,298    305,337    364,922    434,837    282,587
  Shareholders' equity.....................     508,006    484,394    487,635    415,704    328,980

---------------
(1) Certain amounts have been reclassified to conform with the fiscal 1997 presentation.

(2) Gives effect to dividends, whether or not declared, on 10% mandatorily redeemable preferred stock issued by a consolidated subsidiary in fiscal 1991 which was redeemed in fiscal 1993.

(3) Includes minority interests in consolidated subsidiaries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        NOVACARE, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company has experienced significant growth in the recent year through strategic acquisitions and growth in its existing businesses. During fiscal 1997, the Company purchased 52 outpatient businesses and 3 businesses which provide occupational health services. Of the outpatient businesses acquired, 33 provide orthotic and prosthetic ("O&P") rehabilitation services and 19 provide outpatient rehabilitation services. The Company entered into the professional employer organization ("PEO") industry through the acquisition of one PEO business in October 1996 and three in February 1997. PEOs, or employee service companies, provide human resource and payroll management, workers compensation risk management, benefits administration, unemployment service and human resource consulting services principally to small to medium-sized businesses. Effective January 25, 1997, employee services were also provided to the rehabilitation services segment of the Company.

     During fiscal 1996, the Company acquired seven businesses which provide outpatient rehabilitation services and six businesses which provide O & P rehabilitation services. Nonrecurring charges in fiscal 1996 included a $13.4 million pretax restructuring charge and a $10.5 million pretax charge for a change in estimate. Nonrecurring items in fiscal 1995 consisted of an $88.2 million pretax gain on the sale of the medical rehabilitation hospitals, a $29.9 million pretax restructuring charge, and a $1.0 million pretax charge relating to the settlement of certain shareholder litigation.

     The following are the results of operations for fiscal years ended June 30, 1997, 1996 and 1995. The results of operations for fiscal 1996 and 1995 have been reclassified to conform to the fiscal 1997 presentation. Other operating expenses includes selling, general & administrative expenses, provision for uncollectible accounts and amortization of excess cost of net assets acquired.

                                                            FISCAL YEAR ENDED JUNE 30,
                                                        -----------------------------------
                                                          1997          1996         1995
                                                        ---------     --------     --------
    Net revenues
      Rehabilitation services.........................  $ 927,547     $793,038     $905,359
      Employee services...............................    394,193           --           --
      Elimination.....................................   (255,289)          --           --
                                                        ----------    --------     --------
      Total net revenues..............................  1,066,451      793,038      905,359
    Gross profit
      Rehabilitation services.........................    253,549      208,082      256,240
      Employee services...............................     12,238           --           --
      Elimination.....................................     (5,701)          --           --
                                                        ----------    --------     --------
      Total gross profit..............................    260,086      208,082      256,240
    Other operating expenses..........................    179,545      157,213      169,727
    Provision for restructure and other nonrecurring
      items...........................................         --       13,370      (57,368)
                                                        ----------    --------     --------
    Income from operations............................  $  80,541     $ 37,499     $143,881
                                                        ==========    ========     ========

  Change in Estimate

     In the third quarter of fiscal 1996, the Company recorded a $10.5 million charge to revenues to fully reflect payer allowances that had not been sufficiently recognized by certain billing systems during the first three quarters of fiscal 1996 and prior years. The Company has implemented a new methodology for estimating allowances and commenced the implementation of a fully integrated billing and allowance system. Systems implementation is scheduled to be substantially completed in fiscal 1998.

                        NOVACARE, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

  Restructuring Charge

     The Company recorded provisions for restructure of $13.4 million and $29.9 million in fiscal 1996 and 1995, respectively. The 1996 and 1995 programs, consisting of the consolidation and reorganization of the Company's outpatient and O&P businesses, closing certain administrative offices, O&P branches and outpatient rehabilitation centers in selected markets, and the consolidation of certain finance and other administrative functions, are substantially complete. The Company estimates that these plans would reduce or eliminate in the aggregate approximately $30 million to $35 million of annual expenses.

     Of the total restructuring charges, $19.6 million related to amounts to be paid in cash. The noncash portion of the charge related to the write-off of certain assets, principally excess cost of net assets acquired, related to facilities closed or to be closed.

  Sale of Medical Rehabilitation Hospitals

     Effective April 1, 1995, the Company sold its medical rehabilitation hospitals in a transaction valued at $242.9 million. The transaction resulted in a pretax gain on the sale of $88.2 million. The medical rehabilitation hospitals contributed $110.6 million in net revenues, $31.3 million in gross profit and $15.1 million in income from operations in fiscal 1995.

  Year Ended June 30, 1997 Compared With the Year Ended June 30, 1996

     Net revenues for the year ended June 30, 1997 increased from the prior year by $273.4 million, or 34.5%, to $1.1 billion and gross profit increased $52.0 million, or 25.0%, to $260.1 million, primarily as a result of acquisitions, internal growth and a prior year $10.5 million charge to revenues for a change in estimate, as discussed further under "Operating Results by Business".

     Other operating expenses increased $22.3 million from $157.2 million for the year ended June 30, 1996 to $179.5 million for the year ended June 30, 1997. The increased costs are primarily associated with businesses acquired in fiscal 1997. As a percentage of net revenues, other operating expenses decreased from 19.8% to 16.8% for the same periods, respectively, principally as a result of employee and facility cost savings from the productivity and cost reduction programs initiated in fiscal 1996 and 1995.

     Depreciation expense increased to $24.4 million for the year ended June 30, 1997 from $23.3 million for the year ended June 30, 1996 primarily due to the full year effect of assets acquired in fiscal 1996 and certain internally developed software placed in service during fiscal 1997. Amortization expense increased $3.6 million to $13.5 million from $9.9 million for the same periods, respectively, as a result of businesses acquired in fiscal 1997 and the full year effect of businesses acquired during fiscal 1996.

     Interest expense, net of investment income, increased $6.0 million compared with the prior period principally as a result of decreased interest income due to lower invested cash, and higher interest expense due to increased borrowings in the fiscal 1997 compared with the fiscal 1996 as discussed under "Liquidity and Capital Resources".

     Income tax expense as a percentage of pretax income decreased to 41.8% for the year ended June 30, 1997 from 48.8% for the year ended June 30, 1996. The decrease in the income tax rate resulted principally from the impact of nondeductible amortization of excess cost of net assets acquired ("amortization") on lower income subject to income tax in fiscal 1996 as a result of the provision for restructure and the charge to revenues. See Note 9 to the Consolidated Financial Statements for the reconciliation of expected tax rate to actual tax expense.

                        NOVACARE, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

  Year Ended June 30, 1996 Compared to the Year Ended June 30, 1995

     Net revenues for fiscal 1996 decreased $112.3 million from fiscal 1995. The decrease resulted principally from the inclusion of $110.6 million of net revenues in fiscal 1995 from the medical rehabilitation hospitals sold in fiscal 1995 and the $10.5 million charge for the change in estimate in fiscal 1996.

     Gross profit decreased $48.2 million in fiscal 1996 compared to fiscal 1995. The decrease resulted principally from the inclusion of $31.3 million gross profit in fiscal 1995 from the medical rehabilitation hospitals sold in fiscal 1995 and the $10.5 million charge to revenues for the change in estimate in fiscal 1996.

     See "Operating Results by Business -- Rehabilitation Services" below for a further explanation of the comparison of net revenues and gross profit.

     Operating expenses in fiscal 1996 decreased $12.5 million compared to fiscal 1995. The decrease resulted primarily from the inclusion of expenses of $16.1 million from the medical rehabilitation hospitals sold in fiscal 1995, coupled with expense savings from the cost reduction programs undertaken in fiscal 1996 and 1995, which were offset, somewhat, by an increase in depreciation.

     Depreciation expense increased to $23.3 million from $19.3 million for the fiscal years 1996 and 1995, respectively. The increase was due primarily to the full year effect of assets acquired in fiscal 1995 and certain internally developed software, and other assets placed in service in fiscal 1996. Amortization of excess cost of net assets acquired decreased by $1.1 million. This decrease resulted from a reduction in the related assets being amortized which were written off in the restructure charge.

     In fiscal 1996, the Company recorded a $13.4 million provision for restructure pertaining to the consolidation and reorganization of its outpatient businesses and certain administrative functions.

     Interest expense, net of interest income, decreased $10.4 million compared with the prior period principally due to reduced amounts borrowed under the Company's credit facility and increased cash invested, both as a result of the sale of the medical rehabilitation hospitals.

     Income tax expense as a percentage of pretax income decreased to 48.8% for the year ended June 30, 1996 from 50.7% for the previous year. The principal reasons for the effective income tax rate being higher than the statutory federal income tax rate were state income taxes, non-deductible nonrecurring items and nondeductible amortization of excess cost of net assets acquired ("amortization"). See Note 9 to the Consolidated Financial Statements for the reconciliation of expected tax expense to actual tax expense.

OPERATING RESULTS BY BUSINESS

  REHABILITATION SERVICES

     The following table displays the proforma results of operations,which have been reclassified to conform to the fiscal 1997 presentation, for the Company's rehabilitation services segment had the sale of the medical rehabilitation hospitals occurred July 1, 1994 and excluding restructuring and other nonrecurring charges:

                                                                        PRO FORMA
                                                            ----------------------------------
                                                              1997       1996(1)        1995
                                                            --------     --------     --------
    Net revenues........................................    $927,547     $793,038     $794,716
    Gross profit........................................     253,549      208,082      224,957
    Gross profit %......................................        27.3%        26.2%        28.4%

---------------
(1) Includes the $10.5 million charge for a change in estimate.

                        NOVACARE, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

  Year Ended June 30, 1997 Compared with the Year Ended June 30, 1996

     Net revenues for the year ended June 30, 1997 increased from the prior year by $134.5 million, or 17.0%. Gross profit for the year ended June 30, 1997 increased from the prior year by $45.5 million, or 21.9%. Gross profit as a percentage of net revenues increased from 26.2% for the year ended June 30, 1996 to 27.3% for the year ended June 30, 1997.

     The $134.5 million increase in net revenues resulted principally from: (i) net revenues from businesses acquired, (ii) an increase in contract rehabilitation net revenues resulting principally from new contract sales, (iii) the $10.5 million prior year charge discussed previously, and (iv) an increase in outpatient net revenues attributable to internal growth. These increases were offset somewhat by a decrease in revenues attributable to outpatient facilities closed or sold in fiscal 1997 and the full year effect of facilities closed, sold or contributed to joint ventures in the prior year.

     The $45.5 million increase in gross profit was primarily due to: (i) acquisitions in fiscal 1997 and the full year effect of acquisitions in fiscal 1996, (ii) new contracts, and (iii) an increase in productivity in the outpatient and contract rehabilitation businesses. The increase of 1.1% in the gross profit margin results principally from the increase in contract rehabilitation and outpatient productivity, an increase in the outpatient gross profit margin as a result of the consolidation and reorganization of certain outpatient rehabilitation and orthotic and prosthetic operations commenced in the third quarter of fiscal 1996 and the impact of the $10.5 million charge discussed previously.

  Year Ended June 30, 1996 Compared with the Year Ended June 30, 1995

     Net revenues for the year ended June 30, 1996 decreased from the prior year by $1.7 million to $793.0 million and gross profit decreased by $16.9 million, or 7.5%, to $208.1 million. As previously described, net revenues and gross profit were effected by a $10.5 million charge to net revenues for a change in estimate. Excluding this charge, net revenues increased $8.8 million, or 1.1%, gross profit decreased $6.4 million, or 2.8%, and gross profit margin decreased to 27.6% from 28.4% in fiscal 1996 compared with fiscal 1995, respectively.

     The $8.8 million increase in net revenues in fiscal 1996 resulted principally from: (i) an increase in contract rehabilitation pricing; (ii) an increase in O&P net revenue per patient due to an increased mix of higher revenue prosthetics; (iii) an increase in long-term care management and consulting services; and (iv) the full year impact of the acquisition of 25 businesses in fiscal 1995, offset by a decrease in outpatient rehabilitation net revenue per visit due to higher managed care contract mix.

     The $6.4 million decrease in gross profit and decrease in gross profit margin in fiscal 1996 resulted principally from increased costs of competitive compensation and benefits, and decreased productivity and pricing pressure in outpatient rehabilitation services.

  EMPLOYEE SERVICES

  Year Ended June 30, 1997

     The Company's employee services segment provides human resource management services to third party clients and the Company's rehabilitation services segment. Inter-company activity is eliminated in consolidation.

     Net revenues from third party clients increased from $10.9 million in the second quarter of fiscal year 1997 to $76.9 million in the fourth quarter of fiscal year 1997. This increase is primarily attributable to an increase in the weighted average number of worksite employees ("WSEs") from 1,757 to 16,656 during the same periods. The increases in WSEs is due principally to the acquisition of three PEOs in the third quarter of

                        NOVACARE, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

fiscal 1997 with an aggregate 14,412 WSEs at the date of acquisition and an approximate 16.7% internal growth in the number of WSEs since the acquisition date (approximately a 40% annualized growth rate). Net revenues from employee services provided to the Company's rehabilitation segment increased from $99.9 million in the third quarter of fiscal 1997 to $155.4 million in the fourth quarter. The increase is due to a WSE increase from 15,546 to 16,061 and approximately one month of additional service during the fourth quarter.

     Gross profit from third party clients increased from $0.8 million in the second quarter to $3.2 million in the fourth quarter of fiscal year 1997. The increase is attributable primarily to acquisitions and internal growth. Gross profit pertaining to the Company's rehabilitation segment increased from $2.2 million in the third quarter to $3.5 million in the fourth quarter of fiscal 1997 due to the increased WSEs and the additional month of service.

     Overall, gross profit as a percentage of net revenues declined from 7.7% during the second quarter of fiscal 1997 to 2.9% for the fourth quarter of fiscal 1997. The primary reasons for the decrease in the gross profit percentage are the increased salaries, wages and employment taxes per WSE, which increased revenues but not gross profit dollars, and the relative impact of services provided to the Company's rehabilitation segment, which has a lower gross profit percentage (2.0%) due to a more highly compensated employee population.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997 cash and cash equivalents totaled $22.7 million, a decrease of $73.0 million from $95.7 million at June 30, 1996. Cash generated from operations decreased to $47.2 million in 1997 from $57.7 million in fiscal 1996, which was an increase from the $43.6 million generated in fiscal 1995. The $10.5 million decrease in cash flow from operating activities from fiscal 1996 to 1997 resulted principally from a decrease in cash flows from accounts and notes receivable of $41.2 million offset, somewhat, by an increase in cash flows from net income of $23.6 million and $8.2 million of non-cash charges consisting of depreciation, amortization and provision for doubtful accounts.

     The $14.1 million increase in cash flows from operating activities from fiscal 1995 to 1996 resulted principally from the $9.0 million use of cash in fiscal 1995 by the medical rehabilitation hospitals prior to their sale and the following items (each before the effect on cash flows of the sale of the medical rehabilitation hospitals and nonrecurring items): (i) an $11.6 million increase in depreciation and amortization, non-cash charges, (ii) a $16.1 million increase in income taxes due to the timing of payments for income taxes in fiscal 1996 compared with fiscal 1995, (iii) an $11.4 million decrease in accounts payable and accrued expenses due primarily to the timing of compensation related expenses, and (iv) a $6.3 million decrease in net income.

     Investing activities, net of the effects of the sale of the medical rehabilitation operations and the proceeds from the sale of marketable securities of $88.2 million in fiscal 1995, used $187.8 million of cash in fiscal 1997 compared to $51.7 million and $106.8 million in fiscal 1996 and 1995, respectively. Cash paid for acquisitions increased to $164.4 in fiscal 1997 compared to $20.8 million in fiscal 1996 which was a decline from the $71.8 million paid in fiscal 1995. Capital expenditures remained relatively constant during the three year period ended June 30, 1997 at $21.7 million, $26.6 million, and $29.5 million, respectively, as the Company continued to invest in internally and externally developed software and equipment needed for technological efficiency in clinical and administrative activities in support of clinical programs and outcomes, cost reduction initiatives and future growth plans.

     The Company's major financing activities consisted of borrowing, net of repayment, $87.0 million in fiscal 1997, whereas the Company repaid debt, net of borrowings, of $33.6 million and $113.1 million in fiscal 1996 and 1995, respectively. The net borrowing increase in fiscal 1997 was used principally to fund acquisition activity. The proceeds from the sale of the medical rehabilitation hospitals, cash generated from operations and excess cash, were used to repay debt in fiscal 1996 and 1995.

                        NOVACARE, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The Company amended its bank credit facility in fiscal 1997 to extend the term of the agreement from November 1997 to November 1999 and to increase the amount available to $190.0 million. As of June 30, 1997, $72.7 million of the credit facility was available after reduction of borrowings and letters of credit of $7.7 million. The Company is presently renegotiating its credit facility to further increase the amount available.

     The Company's growth strategy contemplates expansion of the outpatient, occupational health and employee services businesses, and affiliation with health care systems of providers and payers in target markets principally through acquisitions and start-ups. Given the Company's cash position of $22.7 million at June 30, 1997 and debt capacity as suggested by its favorable debt to total capital ratio of 40.3%, it is anticipated that the Company will take advantage of its underleveraged position and ability to borrow. Cash payments for acquired businesses under this strategy are expected to be approximately $160 million in fiscal 1998. Capital expenditures are expected to be approximately $35 million in fiscal 1998 as the Company acquires property and equipment for the establishment of start-up outpatient and orthotic and prosthetic facilities in selected markets and continues to invest in systems to enhance clinical productivity, outcomes measurement and administrative efficiencies.

     The Company believes that the cash flows generated by the Company's operations together with its existing cash and availability of credit will be sufficient to meet the Company's cash needs during fiscal 1998.

  Inflation

     A significant portion of the Company's operating expenses are subject to inflationary increases, particularly therapist salary increases, which historically have exceeded other medical industry salary rate increases due to the existing supply shortage of therapists. The Company has historically been unable to partially offset inflationary increases through charge increases, but has somewhat mitigated the effect by expanding services and increasing operating efficiencies. In the existing regulatory environment and to the extent that inflation occurs in the future, it is uncertain whether the Company will be able to pass on the increased costs associated with providing health care services to customers insured by government or managed care payers. However, management believes that the Company will be able to somewhat offset this potential impact through business expansion and increasing operating efficiencies.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") as amended by the December 1996 issuance of Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125" ("SFAS 127"). SFAS 125, as amended, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Management does not believe the adoption of SFAS 125, as amended, will have a material effect on the Company's financial position or results of operations.

     In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which the Company is required to adopt no later than the second quarter of fiscal year 1998. SFAS 128 established accounting standards for computing and presenting earnings per share by replacing the presentation of weighted shares outstanding, inclusive of common stock equivalents, with a dual presentation of basic earnings per share which excludes dilution and diluted earnings per share which includes the dilutive effect of all potentially exercisable or convertible stock. Once adopted, SFAS 128 requires restatement of all prior period earnings per share data. See Note 1 to the Consolidated Financial Statements for the effect of adopting SFAS 128.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        NOVACARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           AS OF JUNE 30,
                                                                       -----------------------
                                                                          1997          1996
                                                                       ----------     --------
ASSETS
Current assets:
  Cash and cash equivalents..........................................  $   22,716     $ 95,724
  Accounts receivable, net of allowance in 1997 and 1996 of $33,263
     and $18,995, respectively.......................................     256,477      192,636
  Inventories........................................................      18,450       13,948
  Deferred income taxes..............................................      13,939       14,875
  Other current assets...............................................      18,313       14,976
                                                                       ----------     --------
          Total current assets.......................................     329,895      332,159
Property and equipment, net..........................................      69,740       63,319
Excess cost of net assets acquired, net..............................     568,027      354,117
Investment in joint ventures.........................................      12,719       11,984
Deferred income taxes................................................       2,570        2,332
Other assets, net....................................................      31,353       25,820
                                                                       ----------     --------
                                                                       $1,014,304     $789,731
                                                                       ==========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of financing arrangements..........................  $   15,978     $  8,173
  Accounts payable and accrued expenses..............................     135,272       93,854
  Income taxes payable...............................................       5,069        6,420
                                                                       ----------     --------
          Total current liabilities..................................     156,319      108,447
Financing arrangements, net of current portion.......................     326,700      184,042
Deferred income taxes................................................      14,779        9,625
Other................................................................       4,851        2,451
                                                                       ----------     --------
          Total liabilities..........................................     502,649      304,565
                                                                       ----------     --------
Minority interests in consolidated subsidiaries......................       3,649          772
Commitments and contingencies........................................          --           --
Shareholders' equity:
  Common stock, $.01 par value; authorized 200,000 shares,
     issued 66,630 shares in 1997 and 66,091 shares in 1996..........         666          661
  Additional paid-in capital.........................................     259,915      253,918
  Retained earnings..................................................     292,340      253,430
                                                                       ----------     --------
                                                                          552,921      508,009
  Less:  Common stock in treasury (at cost), 5,590 shares in 1997
            and 3,190 shares in 1996.................................     (44,915)     (23,465)
          Deferred compensation......................................          --         (150)
                                                                       ----------     --------
          Total shareholders' equity.................................     508,006      484,394
                                                                       ----------     --------
                                                                       $1,014,304     $789,731
                                                                       ==========     ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FOR THE YEARS ENDED JUNE 30,
                                                            ------------------------------------
                                                               1997          1996         1995
                                                            ----------     --------     --------
Net revenues..............................................  $1,066,451     $793,038     $905,359
Cost of services..........................................     806,365      584,956      649,119
                                                            ----------     --------     --------
     Gross profit.........................................     260,086      208,082      256,240
Selling, general and administrative expenses..............     146,289      130,980      142,872
Provision for uncollectible accounts......................      19,708       16,359       15,918
Amortization of excess cost of net assets acquired........      13,548        9,874       10,937
Provision for restructure and other nonrecurring items....          --       13,370      (57,368)
                                                            ----------     --------     --------
     Income from operations...............................      80,541       37,499      143,881
Investment income.........................................       1,740        4,999        5,405
Interest expense..........................................     (15,244)     (12,536)     (23,298)
Minority interest.........................................        (236)         (96)        (404)
                                                            ----------     --------     --------
     Income before income taxes...........................      66,801       29,866      125,584
Income taxes..............................................      27,891       14,585       63,660
                                                            ----------     --------     --------
     Net income...........................................  $   38,910     $ 15,281     $ 61,924
                                                            ==========     ========     ========
     Net income per common share..........................  $      .62     $    .24     $    .95
                                                            ==========     ========     ========
     Weighted average number of common shares
       outstanding........................................      63,081       64,325       65,163
                                                            ==========     ========     ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                              COMMON
                                          SHARES ISSUED       STOCK                 ADDITIONAL              DEFERRED
                                        -----------------     ($.01      TREASURY    PAID-IN     RETAINED   COMPEN-    VALUATION
                                        COMMON   TREASURY   PAR VALUE)    STOCK      CAPITAL     EARNINGS    SATION    ALLOWANCE
                                        ------   --------   ----------   --------   ----------   --------   --------   ---------
Balance at June 30, 1994..............  64,228       (17)      $643      $   (305)   $240,619    $176,225    $ (662)     $(816)
Issued in connection with employee
  benefit plans.......................    302         52          4           453       3,497          --        --         --
Issued in connection with
  acquisitions........................    946         29          9           250       6,741          --        --         --
Reversal of valuation allowance.......     --         --         --            --          --          --        --        816
Repurchase of common stock............     --       (251)        --        (2,012)         --          --        --         --
Amortization of deferred
  compensation........................     --         --         --            --          --          --       249         --
Net income............................     --         --         --            --          --      61,924        --         --
                                        ------    ------       ----      --------    --------    --------     -----      -----
Balance at June 30, 1995..............  65,476      (187)       656        (1,614)    250,857     238,149      (413)        --
Issued in connection with employee
  benefit plans.......................    199        198          1         1,624       1,336          --        --         --
Issued in connection with
  acquisitions........................    416        203          4         1,478       1,725          --        --         --
Repurchase of common stock............     --     (3,404)        --       (24,953)         --          --        --         --
Amortization of deferred
  compensation........................     --         --         --            --          --          --       263         --
Net income............................     --         --         --            --          --      15,281        --         --
                                        ------    ------       ----      --------    --------    --------     -----      -----
Balance at June 30, 1996..............  66,091    (3,190)       661       (23,465)    253,918     253,430      (150)        --
ISSUED IN CONNECTION WITH EMPLOYEE
  BENEFIT PLANS.......................    539         17          5            11       4,284          --        --         --
ISSUED IN CONNECTION WITH
  ACQUISITIONS........................     --        344         --         2,474       1,713          --        --         --
REPURCHASE OF COMMON STOCK............     --     (2,761)        --       (23,935)         --          --        --         --
AMORTIZATION OF DEFERRED
  COMPENSATION........................     --         --         --            --          --          --       150         --
NET INCOME............................     --         --         --            --          --      38,910        --         --
                                        ------    ------       ----      --------    --------    --------     -----      -----
BALANCE AT JUNE 30, 1997..............  66,630    (5,590)      $666      $(44,915)   $259,915    $292,340        --         --
                                        ======    ======       ====      ========    ========    ========     =====      =====

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FOR THE YEARS ENDED JUNE 30,
                                                                     ------------------------------------
                                                                       1997          1996         1995
                                                                     ---------     --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................................  $  38,910     $ 15,281     $  61,924
Adjustments to reconcile net income to net cash flows from
  operating activities:
  Depreciation and amortization....................................     37,978       33,159        30,190
  Minority interest................................................        236           96           404
  Provision for uncollectible accounts.............................     19,708       16,359        15,918
  Deferred income taxes............................................      6,017        3,631        (1,525)
  Noncash portion of nonrecurring items............................         --        8,256        15,415
  Gain on sale of medical rehabilitation hospitals.................         --           --       (88,243)
  Changes in assets and liabilities, net of effects from
    acquisitions:
    Accounts and notes receivable..................................    (53,844)     (12,676)      (31,164)
    Inventories....................................................      2,502       (2,039)       (2,875)
    Other current assets...........................................     (1,434)          10         1,388
    Accounts payable and accrued expenses..........................       (725)      (6,152)       10,279
    Income taxes payable...........................................        110        1,553        28,982
    Other, net.....................................................     (2,217)         220         2,925
                                                                      --------     ---------    ---------
    Net cash flows provided by operating activities................     47,241       57,698        43,618
                                                                      --------     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for businesses acquired, net of cash acquired.............   (164,370)     (20,764)      (71,759)
Net additions to property and equipment............................    (21,653)     (26,621)      (29,529)
Net (payment for) proceeds from sale of medical rehabilitation
  hospitals........................................................         --      (13,208)      206,838
Proceeds from sales of investments.................................         --           --        88,151
Other, net.........................................................     (1,752)      (4,326)       (5,513)
                                                                      --------     ---------    ---------
    Net cash flows (used in) provided by investing activities......   (187,775)     (64,919)      188,188
                                                                      --------     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and credit arrangements...............    263,200          133        74,077
Payment of long-term debt and credit arrangements..................   (176,174)     (33,769)     (187,206)
Proceeds from common stock issued..................................      3,750        2,898         3,947
Payment for purchase of treasury stock.............................    (23,250)     (24,953)       (2,012)
                                                                      --------     ---------    ---------
    Net cash flows provided by (used in) financing activities......     67,526      (55,691)     (111,194)
                                                                      --------     ---------    ---------
Net (decrease) increase in cash and cash equivalents...............    (73,008)     (62,912)      120,612
Cash and cash equivalents, beginning of year.......................     95,724      158,636        38,024
                                                                      --------     ---------    ---------
Cash and cash equivalents, end of year.............................  $  22,716     $ 95,724     $ 158,636
                                                                      ========     =========    =========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations: NovaCare, Inc. is a national leader of physical rehabilitation services and employee services. NovaCare's comprehensive medical rehabilitation services include (i) providing rehabilitation therapy, subacute and rehabilitation program consulting and management services on a contract basis to health care institutions, primarily long-term care facilities, and (ii) providing outpatient, orthotic and prosthetic ("O&P") and occupational health rehabilitation services through a national network of patient care centers and integrated delivery systems. The Company operated medical rehabilitation hospitals until April 1, 1995, the effective date of the sale of such hospitals. For the fiscal year ended June 30, 1995, the medical rehabilitation hospitals represented 12% of the Company's consolidated net revenues.

     Employee services are generally provided to small and medium-sized businesses and are comprehensive, fully integrated outsourcing solutions to human resource management, including payroll management, workers' compensation, risk management, benefits administration, unemployment services and human resource consulting services.

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

     Reclassifications: Certain amounts in the fiscal 1996 and 1995 consolidated financial statements have been reclassified to conform with the fiscal 1997 presentation.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In 1996, the Company recorded a $10.5 million charge to net revenues to reflect payer allowances that had not been sufficiently recognized by certain billing systems.

     Cash and Cash Equivalents: The Company considers its holdings of highly liquid debt and money-market instruments to be cash equivalents if the securities mature within 90 days from the date of acquisition. These investments are carried at cost, which approximates fair value.

     Net Revenues: Rehabilitation services net revenues are reported at the net realizable amounts from customers and third party payers. Net revenues generated directly from Medicare and Medicaid reimbursement programs represented 12%, 12% and 18% of the Company's consolidated net revenues for fiscal 1997, 1996, and 1995, respectively. Settlement amounts due to or receivable from Medicare and Medicaid programs are determined by fiscal intermediaries. Management believes that adequate provision has been made in the consolidated financial statements for potential adjustments resulting from such determinations.

     Employee services revenues and related costs of wages, salaries, and employment taxes pertaining to worksite employees are recognized in the period in which the employee performs the service. Because the Company is at risk for all of its direct costs, independently of whether payment is received from its clients, and consistent with industry practice, all amounts billed to clients for gross salaries and wages, related employment taxes, and health care and workers' compensation coverage are recognized as revenue by the Company. The Company establishes an allowance for doubtful accounts for both related and third party accounts receivable based on prior experience.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Inventories: Inventories consist of customized orthotic and prosthetic merchandise held for sale, work in process and raw materials and are carried at the lower of cost or market. Cost of inventories is determined by the first-in, first-out method.

     Property and Equipment: Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which principally range from three to seven years for property and equipment and 30 to 40 years for buildings. Assets under capital leases and leasehold improvements are amortized over the lesser of the lease term or the asset's estimated useful life. Property and equipment also include external and incremental internal costs incurred to develop major business systems. Capitalized software costs are amortized on a straight-line basis over three to five years.

     Excess Cost of Net Assets Acquired: Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred taxes have been recorded to the extent of the difference between the fair value and the tax basis of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of net assets acquired, including the recognition of applicable deferred taxes, consists of non-compete agreements, customers lists, assembled workforce and goodwill and is amortized on a straight-line basis over the estimated useful lives of the assets which range from five to 40 years. The Company performs a periodic assessment of the recoverability of goodwill based on estimated future cash flows.

     Other Assets: Other assets consist principally of investments in affordable income housing partnerships, executive savings plan assets and miscellaneous receivables. Investments in affordable income housing partnerships are recorded at cost and are subject to an annual assessment as to carrying value. The executive savings plan is a qualified savings plan offered to Company executives. Contributions made to the fund by eligible employees are partially matched by the Company. Withdrawals from the fund by employees are limited to events specified by the plan document.

     Workers' Compensation: The Company is contractually obligated to provide workers' compensation coverage for its employees and co-employees. The Company accomplishes this through a combination of various commercial insurance policies and self insurance programs. The Company records estimated accruals for workers compensation and health care claims, including estimates for incurred but not reported claims, based upon review of the claims activity and past experience. Management believes any differences which may arise between actual settlement of claims and reserves at June 30, 1997 would not have a material impact on the Company's financial position.

     On July 1, 1997, the Company entered into a three-year contract with a commercial insurance company for workers' compensation coverage. Under this program, the Company's rehabilitation segment worksite employees will continue to be covered under a self insurance program. Third party worksite employees will be covered under a fixed cost insurance program, which is subject to certain per incident and aggregate deductibles.

     Income Taxes: The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

     Net Income Per Common Share: Net income per common share has been computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the year, giving effect to dilutive stock options.

     Recently Issued Accounting Standards: In June, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") as amended by the December 1996

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

issuance of Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125" ("SFAS 127"). SFAS 125, as amended, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Management does not believe the adoption of SFAS 125, as amended, will have a material effect on the Company's financial position or results of operations.

     In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which the Company is required to adopt no later than the second quarter of fiscal year 1998. SFAS 128 establishes accounting standards for computing and presenting earnings per share by replacing the presentation of weighted shares outstanding, inclusive of common stock equivalents, with a dual presentation of basic earnings per share which excludes dilution ("earnings per share") and diluted earnings per share which includes the dilutive effect of all potentially exercisable or convertible stock ("earnings per share assuming dilution"). Once adopted, SFAS 128 requires restatement of all prior period earnings per share data.

     The following represents the pro forma earnings per share which would be required with the adoption of SFAS 128 for the three years ended June 30:

                                                                           PRO FORMA
                                                                     ----------------------
                                                                     1997     1996     1995
                                                                     ----     ----     ----
    Earnings per share.............................................  $.64     $.24     $.96
    Earnings per share assuming dilution...........................   .62      .23      .93

     While the effect of adopting SFAS 128 for fiscal years ended June 30, 1997, 1996 and 1995 is not material, Management believes that the effect to the first quarter of fiscal 1998, once restated, may be material depending upon changes in the Company's stock price.

2.   PROVISION FOR RESTRUCTURE AND OTHER NONRECURRING ITEMS

     The following table sets forth the Company's provision for restructure and other nonrecurring items for the two years in the period ended June 30, 1996. There were no nonrecurring items in fiscal 1997.

                                                                       1996         1995
                                                                     --------     --------
    Productivity and cost reduction programs:
      Employee severance costs.....................................  $  2,931     $  7,042
      Lease terminations...........................................     4,032        6,847
      Asset write-offs, net of estimated sale proceeds.............     5,965       15,415
      Other........................................................       442          571
    Gain on sale of medical rehabilitation hospitals...............        --      (88,243)
    Settlement of shareholder litigation...........................        --        1,000
                                                                     --------     --------
                                                                     $ 13,370     $(57,368)
                                                                     ========     ========

     At June 30, 1997, approximately $5,286 remained accrued for the productivity and cost reduction programs initiated in fiscal 1996 and 1995. The 1996 productivity and cost reduction programs pertained to the consolidation and reorganization of the Company's outpatient and O&P operations and certain administrative functions. The 1995 program consisted of closing certain contract rehabilitation offices, O&P branches, and outpatient centers in selected markets and the consolidation of certain finance and other administrative

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

functions. These programs are substantially complete. Of the amount accrued, approximately $4,232 relates to the fiscal 1996 provision for restructure. The remainder relates to the fiscal 1995 provision for restructure. The amounts accrued at June 30, 1997, for both programs combined, relate primarily to lease obligations on facilities which have been closed and the costs associated with the closure of certain facilities which were sold in conjunction with the restructure.

     Effective April 1, 1995, the Company sold its medical rehabilitation hospitals for $242,888 which consisted of cash of $232,394, debt of $19,156, and cash assumed by the purchaser of $8,662, respectively. Of the cash portion of the purchase price, $16,894 was unpaid at June 30, 1995 and was included as a component of other current assets. Substantially all of this amount was received in July 1995. Had the sale of the medical rehabilitation hospitals taken place on July 1, 1994, pro forma unaudited net revenues for the fiscal year ended June 30, 1995 would have been $794,716 and pro forma unaudited income from operations would have been $40,504.

3.   ACQUISITION AND JOINT VENTURE TRANSACTIONS

     During the year ended June 30, 1997, the Company acquired 52 outpatient businesses, including 33 which provide O&P rehabilitation services, and 19 which provide outpatient rehabilitation services. The Company also acquired three businesses, which provide occupational health services, and four professional employer organizations ("PEO"). During fiscal year 1996, the Company acquired seven businesses which provide outpatient rehabilitation services and six businesses which provide orthotic and prosthetic rehabilitation services.

     The Company entered into two joint ventures in fiscal 1996. The carrying value of these investments is $12,719 and $11,984 at June 30, 1997 and 1996, respectively. The Company accounts for investments in joint ventures by the equity method.

     The following unaudited pro forma consolidated results of operations of the Company give effect to each of the acquisitions as if they occurred on July 1, 1995:

                                                                    YEARS ENDED JUNE 30,
                                                                  -------------------------
                                                                     1997           1996
                                                                  ----------     ----------
    Net revenues................................................  $1,276,251     $1,217,419
    Net income..................................................      43,057         27,833
    Net income per common share.................................  $      .68     $      .43

     The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made as of July 1, 1995, or the results which may occur in the future.

     Information with respect to businesses acquired in purchase transactions was as follows (the allocation for fiscal 1997 acquisitions is preliminary):

                                                                        AS OF JUNE 30,
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
    Excess cost of net assets acquired.............................  $618,781     $391,324
    Less: accumulated amortization.................................   (50,754)     (37,207)
                                                                     --------     --------
                                                                     $568,027     $354,117
                                                                     ========     ========

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEARS ENDED
                                                                           JUNE 30,
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
    Cash paid (net of cash acquired).............................    $149,147     $  5,850
    Deferred purchase price obligations..........................      19,294           --
    Notes issued.................................................      44,275          990
    Other consideration..........................................       4,781           19
                                                                     --------     --------
                                                                      217,497        6,859
    Liabilities assumed..........................................      11,685          617
                                                                     --------     --------
                                                                      229,182        7,476
    Fair value of assets acquired, principally accounts
      receivable and property and equipment......................      19,501        1,430
                                                                     --------     --------
      Cost in excess of fair value of net assets acquired........    $209,681     $  6,046
                                                                     ========     ========

     Certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at June 30, 1997 of approximately $42,112 in cash and 162 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. During the fiscal years ended June 30, 1997, 1996 and 1995, the Company paid $15,223, $14,914 and $10,830, respectively, in cash and issued 344, 619 and 975 shares of common stock, respectively, in connection with businesses acquired in prior years.

     Deferred purchase price obligations represent guaranteed purchase price amounts due to former owners of four businesses acquired. Obligations of $19,233 remained accrued at June 30, 1997, and are included in accounts payable and accrued expenses. Approximately $17,500 of the total amount, is due upon the earlier of the initial public offering of a NovaCare, Inc. subsidiary's, NovaCare Employee Services, Inc., common stock or December 31, 1997.

4.   INVENTORIES

     Inventories consisted of the following:

                                                                        AS OF JUNE 30,
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
    Materials and supplies.......................................    $ 12,569     $  9,730
    Work in process..............................................       4,509        3,355
    Finished goods...............................................       1,372          863
                                                                     --------     --------
                                                                     $ 18,450     $ 13,948
                                                                     ========     ========

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

5.   PROPERTY AND EQUIPMENT

     The components of property and equipment were as follows:

                                                                         AS OF JUNE 30,
                                                                      --------------------
                                                                        1997        1996
                                                                      --------     -------
    Land and buildings..............................................  $  3,983     $ 3,573
    Property, equipment and furniture...............................    84,733      65,401
    Capitalized software............................................    31,792      31,515
    Leasehold improvements..........................................    20,559      15,124
                                                                       -------     -------
                                                                       141,067     115,613
    Less: accumulated depreciation and amortization.................   (71,327)    (52,294)
                                                                       -------     -------
                                                                      $ 69,740     $63,319
                                                                       =======     =======

     Depreciation expense, including depreciation of property under capital lease, for fiscal 1997, 1996, 1995 was $24,430, $23,285, and $19,253, respectively.

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses are summarized as follows:

                                                                         AS OF JUNE 30,
                                                                      --------------------
                                                                        1997        1996
                                                                      --------     -------
    Accounts payable................................................  $ 13,647     $ 8,026
    Accrued compensation and benefits...............................    65,564      44,610
    Deferred and contingent purchase price obligations (Note 3).....    25,624          --
    Accrued workers' compensation and health claims.................     8,471       6,862
    Accrued costs of productivity and cost improvement programs
      (Note 2)......................................................     5,286       8,241
    Accrued interest................................................     1,002       4,868
    Other...........................................................    15,678      21,247
                                                                      --------     -------
                                                                      $135,272     $93,854
                                                                      ========     =======

     The Company is self-insured for certain health benefits up to $150 per individual per year. The Company expensed amounts for estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims rates.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

7.   FINANCING ARRANGEMENTS

     Financing arrangements consisted of the following:

                                                                        AS OF JUNE 30,
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
    Convertible subordinated debentures (5.5%), due January 2000...  $175,000     $175,000
    $190,000 revolving credit facility (EuroDollar rate plus 0.5%
      to 1.125%), due November 28, 1999............................   109,600           --
    Subordinated promissory notes (5% to 10%), payable through
      2007.........................................................    56,859       15,516
    Notes (7.0% to 7.5%), payable through November 2000............       456          172
    Capitalized lease obligations, payable through 2016............       763        1,527
                                                                     --------     --------
                                                                      342,678      192,215
    Less: current portion..........................................    15,978        8,173
                                                                     --------     --------
                                                                     $326,700     $184,042
                                                                     ========     ========

     The Company established a revolving credit facility with a syndicate of lenders in fiscal 1996, which is collateralized by substantially all of the Company's subsidiaries' common stock. During fiscal 1997, the credit agreement was amended to extend the term of the agreement from November 1997 to November 1999 and to increase the available line of credit from $150,000 to $190,000. As of June 30, 1997, $72,737 of the line of credit was available after reduction for borrowings and letters of credit totaling $7,663. The revolving credit facility arrangement requires the maintenance of minimum working capital and net worth amounts as well as certain financial ratios. At June 30, 1997, the Company was in compliance with these requirements. The Company is charged a commitment fee of .25% per annum on the average daily available balance. The weighted average borrowing rate for fiscal 1997 was 6.94%.

     The Company has issued $175,000 of convertible subordinated debentures due January 15, 2000, priced at par to yield 5.5%. The debentures are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $26.65 per share. The debentures are redeemable, in whole or in part, at the option of the Company. There is no sinking fund applicable to the debentures.

     The fair value of the Company's convertible subordinated debentures based on quoted market prices at June 30, 1997 and 1996 was $164,500 and $154,875, respectively. The estimated fair value of all other debt and financing arrangements approximates carrying value.

     At June 30, 1997, aggregate annual maturities of financing arrangements were as follows for the next five fiscal years and thereafter:

        FISCAL YEAR
        -----------
        1998..............................................................  $ 15,978
        1999..............................................................    13,820
        2000..............................................................   295,875
        2001..............................................................     8,314
        2002..............................................................     5,609
        Thereafter........................................................     3,082
                                                                            --------
                                                                            $342,678
                                                                            ========

     Interest paid on debt during fiscal 1997, 1996 and 1995 amounted to $18,120, $11,730 and $20,377, respectively.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

8.   LEASES

     The Company is obligated under capital leases for office space and office, transportation and therapy equipment. All other capital leases expire over the next five years.

     Included in property and equipment in the accompanying Consolidated Balance Sheets are the following assets held under capital leases:

                                                                     AS OF JUNE 30,
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
        Property and equipment...................................  $ 3,316     $ 3,196
        Less: accumulated amortization...........................   (2,497)     (1,605)
                                                                   -------     -------
                                                                   $   819     $ 1,591
                                                                   =======     =======

     The Company also rents office space and office, transportation and therapy equipment under non-cancelable operating leases. In an effort to leverage its purchasing power with lessors, the Company has leased and concurrently subleased certain office space to companies which are controlled by the Company's Chairman. The Company is fully reimbursed for its lease costs for the aforementioned office space under non-cancelable sublease agreements.

     Future minimum lease commitments for all non-cancelable leases as of June 30, 1997 are as follows:

                                                               CAPITAL   OPERATING    SUB-LEASE
                           FISCAL YEAR                         LEASES     LEASES     RECEIVABLES
    ---------------------------------------------------------  -------   ---------   -----------
    1998.....................................................  $   518    $27,965      $ 1,135
    1999.....................................................      172     23,725          731
    2000.....................................................       34     18,202          395
    2001.....................................................       17     12,856          175
    2002.....................................................        9      8,173          142
    Thereafter...............................................      123      7,393           83
                                                               -------    -------     --------
    Total minimum lease payments.............................      873    $98,314      $ 2,661
                                                                          =======     ========
    Less: amount representing interest.......................     (110)
                                                               -------
    Present value of minimum payments under capital lease
      obligations............................................  $   763
                                                               =======

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

9.   INCOME TAXES

     The components of income tax expense were as follows:

                                                                   YEARS ENDED JUNE 30,
                                                                ---------------------------
                                                                 1997      1996      1995
                                                                -------   -------   -------
    Current:
      Federal.................................................  $17,757   $ 8,048   $53,258
      State...................................................    4,117     2,906    11,927
                                                                -------   -------   -------
                                                                 21,874    10,954    65,185
                                                                -------   -------   -------
    Deferred:
      Federal.................................................    5,470     3,301    (1,182)
      State...................................................      547       330      (343)
                                                                -------   -------   -------
                                                                  6,017     3,631    (1,525)
                                                                -------   -------   -------
                                                                $27,891   $14,585   $63,660
                                                                =======   =======   =======

     The components of net deferred tax assets as of June 30, 1997 and 1996 were as follows:

                                                                          1997      1996
                                                                        --------   -------
    Accruals and reserves not currently deductible for tax purposes...  $ 12,557   $10,484
    Restructuring reserve.............................................     3,232     6,043
    Other.............................................................       720       680
                                                                        ---------  --------
      Gross deferred tax assets.......................................    16,509    17,207
                                                                        ---------  --------
    Expenses capitalized for financial statement purposes.............    (9,828)   (6,274)
    Depreciation and capital leases...................................    (3,586)   (2,589)
    Other, net........................................................    (1,365)     (762)
                                                                        ---------  --------
      Gross deferred tax liabilities..................................   (14,779)   (9,625)
                                                                        ---------  --------
      Net deferred tax asset..........................................  $  1,730   $ 7,582
                                                                        =========  ========

     The reconciliation of the expected tax expense (computed by applying the federal statutory tax rate to income before income taxes) to actual tax expense was as follows:

                                                                   YEARS ENDED JUNE 30,
                                                                ---------------------------
                                                                 1997      1996      1995
                                                                -------   -------   -------
    Expected federal income tax expense.......................  $23,380   $10,453   $43,954
    State income taxes, less federal benefit..................    3,244     2,108     7,530
    Non-deductible nonrecurring items.........................      549     1,027     9,178
    Non-deductible amortization of excess cost of net assets
      acquired................................................    2,974     2,011     2,370
    Dividend exclusion and non-taxable interest income........       59      (395)     (401)
    Other, net................................................   (2,315)     (619)    1,029
                                                                -------   -------   -------
                                                                $27,891   $14,585   $63,660
                                                                =======   =======   =======

     Income taxes paid during fiscal 1997, 1996 and 1995 amounted to $21,981, $38,699 and $37,604, respectively.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

10. MINORITY INTEREST

     Minority interest resulted from investments in the following entities:

                                                                             AS OF JUNE
                                                                                 30,
                                                                            -------------
                                                                             1997    1996
                                                                            ------   ----
      NovaCare Employee Services, Inc.....................................  $3,334     --
      All other entities..................................................     315    772
                                                                            ------  -----
                                                                            $3,649   $772
                                                                            ======  =====

     During fiscal 1997, one of the Company's consolidated subsidiaries, NovaCare Employee Services, Inc., issued equity instruments on its own behalf. The Company recognizes a minority interest liability for NovaCare Employee Services, Inc. equity issued to third party investors plus the portion of NovaCare Employee Services, Inc.'s net income attributable to those investors.

11. BENEFIT PLANS

  Stock Option Plan:

     The Company's stock option plan, as amended, provides for issuance of options to purchase up to 5,800 shares of common stock to employees, officers and directors. Under the plan, substantially all options are granted for a term of up to 10 years at prices equal to the fair market value at the date of grant.

     In May 1996, the Board approved an option exchange whereby option holders were allowed to acquire new options to purchase shares of common stock in exchange for the surrender by such option holders of certain existing options under the plan. The exchange formula took into account the vesting schedule and exercise price of the surrendered options. Under the exchange program, 1,157 options were surrendered and 888 new options were granted. The options granted as a result of the exchange vest over 5 years, although vesting can be accelerated if the Company's stock price achieves certain levels.

     The following summarizes the activity of the stock option plan:

                                                            YEARS ENDED JUNE 30,
                                               ----------------------------------------------
                                                   1997             1996             1995
                                               ------------     ------------     ------------
    Options:
      Outstanding at beginning of year.......         3,188            2,649            2,771
      Granted................................           551            2,592            1,162
      Exercised..............................          (364)             (71)             (77)
      Canceled...............................          (475)          (1,982)          (1,207)
                                                -----------      -----------      -----------
      Outstanding at end of year.............         2,900            3,188            2,649
                                                ===========      ===========      ===========
    Option price per share ranges:
      Outstanding at beginning of year.......  $ .09-$20.58     $ .09-$21.00     $ .09-$23.50
      Granted................................   7.38- 13.38      5.75-  7.50      7.25- 13.00
      Exercised..............................    .09- 10.63       .09-  9.13       .09- 14.38
      Canceled...............................   2.00- 16.50       .12- 20.58       .12- 20.58
      Outstanding at end of year.............  $ .09-$20.58     $ .12-$20.58     $ .09-$21.00
    Options exercisable at end of year.......         1,464              363            1,109
    Exercisable option price ranges..........  $ .09-$20.58     $ .09-$20.58     $ .09-$21.00
    Options available for grant at end of
      year under stock option plan...........         1,034              982            1,601

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  Other Stock Option Awards:

     During 1997, the Board decided, subject to shareholder approval, to grant to the President of the Company 850 options to purchase the Company's common stock at an exercise price equal to the fair market value on the grant date.

     During May 1996, the Board also decided, subject to shareholder approval, to offer certain officers of the Company a modified exchange. Under the modified exchange, the Chairman received fewer options than would have been warranted under the Black-Scholes formula while the Chief Executive Officer was offered an exchange and additional options, resulting in a net reduction of outstanding options of 909. The new options were at the same price and with the same vesting term as the options issued pursuant to the exchange described above, except that 3,317 options of the 3,500 total options issued have a seven year term.

     The following summarizes the other stock option award activity:

                                                            YEAR ENDED JUNE 30,
                                              -----------------------------------------------
                                                  1997             1996              1995
                                              ------------     -------------     ------------
    Options:
      Outstanding at beginning of year......         3,554             4,704            4,708
      Granted...............................           850             3,500               --
      Exercised.............................            --                --               (4)
      Canceled..............................            --            (4,650)              --
                                              ------------     -------------     ------------
      Outstanding at end of year............         4,404             3,554            4,704
                                              ============     =============     ============
    Option price per share:
      Outstanding at beginning of year......  $ 2.25-$6.88     $ 2.25-$19.50     $2.25-$19.50
      Granted...............................         10.88              6.88               --
      Exercised.............................            --                --             2.25
      Canceled..............................            --       10.44-19.50               --
      Outstanding at end of year............  $2.25-$10.88     $  2.25-$6.88     $2.25-$19.50
    Options exercisable at end of year......         2,254                54            1,914
    Exercisable option price ranges.........  $2.25-$10.88     $  2.25-$4.88     $2.25-$19.50

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and applies Accounting
Principles Board Opinion No. 25 and related interpretations in accounting for the plans. The table below sets forth the proforma information as if the Company had adopted the compensation recognition provisions of SFAS 123:

                                                  1997             1996
                                              ------------     -------------
    Decrease to:
      Net income............................        $5,268            $1,585
      Net income per common share...........        $  .08            $  .02
    Assumptions:
      Expected life (years).................           1.6               1.6
      Risk-free interest rate...............     4.2%-7.8%         4.2%-7.8%
      Volatility............................        43.93%            59.01%
      Dividend yield........................           N/A               N/A

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The weighted average fair value per share of the stock options, calculated using the Black-Scholes option pricing model, granted during the fiscal year ended June 30, 1997 and 1996 is $10.59 and $6.76, respectively. The remaining contractual life of all options granted as of June 30, 1997 is 7.29 years.

  Deferred Compensation:

     Deferred compensation represents common stock issued to certain key employees wherein the recipient becomes fully vested at the end of a five-year period. Compensation expense is charged to income over the vesting period.

  Retirement Plans:

     The Company has defined contribution 401(k) plans covering substantially all of its employees. Company contributions for fiscal 1997, 1996 and 1995 were $3,916, $3,634, and $3,878, respectively. The Company established a non-qualified supplemental benefit plan covering certain key employees. The Company's matching contribution was $224, $582 and $302 for fiscal 1997, 1996 and 1995, respectively.

12. FINANCIAL DATA BY BUSINESS SEGMENT

     Beginning in the second quarter of fiscal 1997, the Company operates in two service industries, rehabilitation services and employee services as described in Note 1 -- Nature of Operations.

     Income from operations by business segment is total net revenues less operating expenses. In computing operating profit by business segment, none of the following items has been added or deducted: other income, interest expense or income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each industry.

     Employee services revenues and the related costs of wages, salaries, and employment taxes pertaining to worksite employees are recognized in the period in which the employee performs the services. Because the Company is at risk for all of its direct costs, independently of whether payment is received from its clients, and consistent with industry practice, all amounts billed to clients for gross salaries and wages, related employment taxes, and health care and workers' compensation coverage are recognized as revenue by the Company.

     The Company's rehabilitation services segment is a client of the employee services segment, resulting in the net revenues and asset eliminations.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Operating results and other financial data are presented for the principal business segments of the Company as follows:

                                             REHABILITATION     EMPLOYEE
                                                SERVICES        SERVICES     ELIMINATION     CONSOLIDATED
                                             --------------     --------     -----------     ------------
YEAR ENDED JUNE 30, 1997:
  Net revenues.............................     $927,547        $394,193      $ (255,289)     $ 1,066,451
  Income from operations...................       77,610           2,931              --           80,541
  Depreciation expense.....................       24,265             165              --           24,430
  Net capital expenditures.................       21,324             329              --           21,653
AS OF JUNE 30, 1997
  Assets...................................     $945,653        $ 95,998      $  (27,347)     $ 1,014,304

13. COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the financial position or results of operations of the Company.

14. SHAREHOLDER RIGHTS PLAN

     Under the terms of a Shareholder Rights Plan adopted in 1995, the Company's Board of Directors declared a dividend distribution of one right for each outstanding common share. The rights may not be exercised or traded apart from the common shares to which they are attached until 10 days after a person or group has acquired, obtained the right to acquire, or commenced a tender offer for, at least 20% of the Company's outstanding common shares. In such event, each right will become exercisable for one common share at a price of $27. If a person or group acquires, or obtains the right to acquire, 20% or more of the Company's outstanding common shares, each right will become exercisable for common shares worth $54 and the rights held by the acquiror will become null and void. If the Company is involved in a merger and its common shares are changed or exchanged, or if more than 50% of its assets or earnings power is sold or transferred, each right will become exercisable for common stock of the acquiror worth $54. The rights will expire on March 20, 2000 unless earlier redeemed by the Company for $.001 per right. Subject to its right to extend the redemption period, the Company may redeem the rights at any time until any person or group has acquired, or obtained the right to acquire, at least 20% of the Company's outstanding common shares.

15. SUBSEQUENT EVENTS

     One of the Company's subsidiaries, NovaCare Employee Services, Inc. ("NCES") plans to file a registration statement with the Securities and Exchange Commission to register for the sale of up to 4,500 shares of its common stock. NCES intends to use the net proceeds of the offering to satisfy $17,500 of deferred purchase price obligations incurred in connection with NCES acquisitions. The remaining net proceeds will be used for expansion of the NCES operations, including further penetration of existing markets, and as opportunities arise, to expand the NCES's client base in new or existing markets through acquisitions, and to pay down debt under the Company's credit facility.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   FOURTH       THIRD        SECOND       FIRST
                                                  QUARTER      QUARTER      QUARTER      QUARTER
                                                  --------     --------     --------     --------
YEAR ENDED JUNE 30, 1997:
  Net revenues................................    $331,555     $290,454     $235,012     $209,430
  Gross profit................................      73,957       69,439       60,911       55,779
  Income from operations......................      25,506       21,222       18,795       15,018
  Net income..................................      12,057       10,093        9,216        7,544
  Net income per common share.................    $    .19     $    .16     $    .15     $    .12
YEAR ENDED JUNE 30, 1996:
  Net revenues................................    $202,551     $191,393     $200,957     $198,137
  Gross profit................................      55,018       42,972       55,209       54,883
  Income from operations......................      16,428       (9,549)      15,123       15,497
  Net income (loss)...........................       8,411       (8,580)       7,447        8,003
  Net income (loss) per common share..........    $    .13     $   (.13)    $    .12     $    .12

     Results from the third quarter of fiscal 1996 included a $13,370 provision for restructure and a $10,462 charge to fully reflect payer allowances that had not been sufficiently recognized by certain billing systems.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of NovaCare, Inc.

     In our opinion, the consolidated financial statements listed under Item 14(a)(1) and (2) on page 51 present fairly, in all material respects, the financial position of NovaCare, Inc. and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Philadelphia, PA
July 31, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Registrant has had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning this item, see "Item 1 -- Business -- Executive Officers of the Registrant" and the table and text under the caption "Name of Nominee and Biographical Information" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement to be filed with respect to the 1997 annual meeting of shareholders to be held on October 30, 1997 (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     For information concerning this item, see the table and text under the captions "Compensation of Executive Officers of the Company", "Compensation of Directors of NovaCare", "Compensation Committee Interlocks and Insider Participation" and "Employment Agreements" of the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning this item, see the table and text under the captions "Shares of Common Stock Owned Beneficially as of August 31, 1997" and "Information Concerning Certain Stockholders" of the Proxy Statement, which information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
         (1)  FINANCIAL STATEMENTS:
              Consolidated Balance Sheets at June 30, 1997 and 1996................       32
              Consolidated Statements of Operations for the three years ended June
              30, 1997.............................................................       33
              Consolidated Statements of Changes in Shareholders' Equity for the
              three years ended June 30, 1997......................................       34
              Consolidated Statements of Cash Flows for the three years ended June
              30, 1997.............................................................       35
              Notes to Consolidated Financial Statements...........................       36
              Report of Independent Accountants....................................       50
         (2)  FINANCIAL STATEMENT SCHEDULES:
              II -- Valuation and Qualifying Accounts for each of the three years
              in the period ended June 30, 1997....................................       53
         (3)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K):
              The exhibits required to be filed are listed in the index to
              exhibits.............................................................       54

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

                   SIGNATURE                                    TITLE                         DATE
-----------------------------------------------  ------------------------------------  -------------------

              /s/ JOHN H. FOSTER                 Chairman of the Board and Director    September 19, 1997
-----------------------------------------------
               (JOHN H. FOSTER)
             /s/ TIMOTHY E. FOSTER               Chief Executive Officer and Director  September 19, 1997
-----------------------------------------------
              (TIMOTHY E. FOSTER)

              /s/ JAMES W. MCLANE                President, Chief Operating Officer    September 19, 1997
-----------------------------------------------  and Director
               (JAMES W. MCLANE)

           /s/ ROBERT E. HEALY, JR.              Senior Vice President, Finance and    September 19, 1997
-----------------------------------------------  Administration and Chief Financial
            (ROBERT E. HEALY, JR.)               Officer

              /s/ BARRY E. SMITH                 Vice President, Controller and Chief  September 19, 1997
-----------------------------------------------  Accounting Officer
               (BARRY E. SMITH)

             /s/ E. MARTIN GIBSON                Director                              September 19, 1997
-----------------------------------------------
              (E. MARTIN GIBSON)

             /s/ SIRI S. MARSHALL                Director                              September 19, 1997
-----------------------------------------------
              (SIRI S. MARSHALL)

             /s/ STEPHEN E. O'NEIL               Director                              September 19, 1997
-----------------------------------------------
              (STEPHEN E. O'NEIL)

             /s/ GEORGE W. SIGULER               Director                              September 19, 1997
-----------------------------------------------
              (GEORGE W. SIGULER)

           /s/ ROBERT G. STONE, JR.              Director                              September 19, 1997
-----------------------------------------------
            (ROBERT G. STONE, JR.)

         /s/ DANIEL C. TOSTESON, M.D.            Director                              September 19, 1997
-----------------------------------------------
          (DANIEL C. TOSTESON, M.D.)

                                                                     SCHEDULE II

                                 NOVACARE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                             BALANCE AT   CHARGED TO                              BALANCE
                                             BEGINNING    COSTS AND                               AT END
               DESCRIPTION                   OF PERIOD     EXPENSES    OTHER      DEDUCTIONS     OF PERIOD
-----------------------------------------    ----------   ----------   ------     ----------     ---------
Year ended June 30, 1997:
  Allowance for uncollectible accounts...     $ 12,751       19,708    11,295(1)    (13,207)      $ 30,547
  Allowance for Medicare denials and
     other allowances....................     $  6,244           --     8,270(2)    (11,798)      $  2,716
Year ended June 30, 1996:
  Allowance for uncollectible accounts...     $ 16,023       16,359     1,187(1)    (20,818)      $ 12,751
  Allowance for Medicare denials and
     other allowances....................     $  3,695           --     9,018(2)     (6,469)      $  6,244
Year ended June 30, 1995:
  Allowance for uncollectible accounts...     $ 17,692       15,918       643(1)    (18,230)      $ 16,023
  Allowance for Medicare denials and
     other allowances....................     $ 15,039           --     5,887(2)    (17,231)      $  3,695

---------------
(1) Allowances for doubtful accounts related to acquired receivables.

(2) Charged against net revenues.

                               INDEX TO EXHIBITS

EXHIBIT                                                                                PAGE
NUMBER                              EXHIBIT DESCRIPTION                               NUMBER
-------   -----------------------------------------------------------------------   -----------
 3(a)*    Certificate of Incorporation of the Company, as amended to date               --
          (incorporated by reference to Exhibit 3(a) to the Company's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1992).
 3(b)     By-laws of the Company, as amended to date (incorporated by reference         --
          to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1995).
 4(a)     Stock Option Plan, as amended to date.
 4(b)*    Form of Indenture dated as of January 15, 1993 between the Company and        --
          Pittsburgh National Bank relating to 5 1/2% Convertible Subordinated
          Debentures Due 2000 (incorporated by reference to Exhibit 4 to
          Registration Statement on Form S-3 No. 33-55710).
 4(c)     Rights Agreement dated as of March 9, 1995 by and between NovaCare,           --
          Inc. and American Stock Transfer & Trust Company, as Rights Agent
          (incorporated by reference to Exhibit 99(a) to the Company's current report on Form 8-K dated March 14, 1995).
10(a)     (i) Employment Agreement dated as of July 1, 1994 between the Company         --
          and John H. Foster (incorporated by reference to Exhibit 10(b) to the
          Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
          1995).
          (ii) Amendment dated February 2, 1995 to the employment agreement dated       --
          as of July 1, 1994 between the Company and John H. Foster (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form
          10-Q for the quarter ended March 31, 1995).
10(b)     Employment Agreement dated as of January 6, 1995 between the Company          --
          and Daryl A. Dixon and Promissory Note of Daryl A. Dixon in favor of the Company dated January 6, 1995 (incorporated by reference to Exhibit
          10(i) to the Company's Annual Report on Form 10-K for the year ended
          June 30, 1995).
10(c)     Employment agreement dated as of January 24, 1996 between the Company         --
          and Ronald G. Hiscock (incorporated by reference to Exhibit 10 to the
          Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
          1996).
10(d)     Employment agreement dated as of March 17, 1995 between the Company and       --
          Robert E. Healy, Jr. (incorporated by reference to Exhibit 10(i) to the
          Company's Annual Report on Form 10-K for the year ended June 30, 1996).
10(e)     Employment Agreement dated as of July 1, 1996 between the Company and
          Timothy E. Foster.
10(f)     Employment agreement dated as of October 9, 1996 between the Company          --
          and Barry E. Smith (incorporated by reference to Exhibit 10(c) to the
          Company's Quarterly Report on Form 10-Q for the quarter ended December
          31, 1997).
10(g)     Employment agreement dated as of October 16, 1996 between the Company         --
          and Aven Kerr (incorporated by reference to Exhibit 10(b) to the
          Company's Quarterly Report on Form 10-Q for the quarter ended December
          31, 1996).
10(h)     Employment Agreement dated as of April 14, 1997 between the Company and       --
          James W. McLane (incorporated by reference to Exhibit 10(a) to the
          Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
          1997).
10(i)     Stock Purchase Agreement dated as of May 1, 1997 between NovaCare
          Employee Services, Inc. and James W. McLane.

EXHIBIT                                                                                PAGE
NUMBER                              EXHIBIT DESCRIPTION                               NUMBER
-------   -----------------------------------------------------------------------   -----------
10(j)     (i) Revolving Credit Facility Agreement dated as of May 27, 1994 by and       --
          among NovaCare and certain of its subsidiaries and PNC Bank, First
          Union National Bank of North Carolina, Mellon Bank, N.A., Nations Bank
          of North Carolina, N.A., CoreStates Bank, N.A., and National
          Westminster Bank, N.A. (incorporated by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended March
          31, 1994).
          (ii) Revolving Credit Facility Credit Agreement First Amendment dated         --
          as of September 20, 1994 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North
          Carolina, Mellon Bank, N.A., Nations Bank of North Carolina, N.A.,
          CoreStates Bank, N.A., and National Westminster Bank, N.A.
          (incorporated by reference to Exhibit 10(a) to the Company's Quarterly
          Report on Form 10-Q for the quarter ended December 31, 1994).
          (iii) Revolving Credit Facility Agreement Second Amendment dated as of        --
          November 28, 1994 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North Carolina, Mellon
          Bank, N.A., Nations Bank of North Carolina, N.A., CoreStates Bank,
          N.A., National Westminster Bank, N.A., and Fleet Bank of Massachusetts,
          N.A. (incorporated by reference to Exhibit 10(b) to the Company's
          Quarterly Report on Form 10-Q for the quarter ended December 31, 1994).
          (iv) Revolving Credit Facility Agreement Third Amendment dated as of          --
          May 15, 1995 by and among NovaCare and certain of its subsidiaries and
          PNC Bank, N.A., First Union National Bank of North Carolina, Mellon
          Bank, N.A., Nationsbank, N.A. (Carolina), CoreStates Bank, N.A.,
          NatWest Bank, N.A., and Fleet Bank of Massachusetts, N.A. (incorporated by reference to Exhibit 10 (a) to the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1995).
          (v) Revolving Credit Facility Agreement Fourth Amendment dated as of          --
          May 19, 1995 by and among NovaCare and certain of its subsidiaries and
          PNC Bank, N.A., First Union National Bank of North Carolina, Mellon
          Bank, N.A., Nationsbank, N.A. (Carolina), CoreStates Bank, N.A.,
          NatWest Bank, N.A., and Fleet Bank of Massachusetts (incorporated by reference to Exhibit 10 (a) to the Company's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1995).
          (vi) Revolving Credit Facility Agreement Fifth Amendment dated as of          --
          June 30, 1996 by and among NovaCare and certain of its subsidiaries and
          PNC Bank, N.A., First Union National Bank of North Carolina, Mellon
          Bank, N.A., Nationsbank, N.A. (Carolina), CoreStates Bank, N.A., and
          Fleet Bank of Massachusetts. (incorporated by reference to Exhibit
          10(j)(vi) to the Company's Annual Report on Form 10-K for the year ended June 30, 1996).
          (vii) Revolving Credit Facility Agreement Sixth Amendment dated as of         --
          June 30, 1996 by and among NovaCare and certain of its subsidiaries and
          PNC Bank, N.A., CoreStates Bank, N.A., First Union National Bank of
          North Carolina, Fleet Bank of Massachusetts, N.A., Mellon Bank, N.A.
          and Nationsbank, N.A. (incorporated by reference to Exhibit 10(j)(vii)
          to the Company's Annual Report on Form 10-K for the year ended June 30,
          1996).
          (viii) Revolving Credit Facility Agreement Seventh Amendment dated as         --
          of November 4, 1996 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North
          Carolina, Mellon Bank, N.A., Nationsbank, N.A. (Carolina), CoreStates
          Bank, N.A., and Fleet Bank of Massachusetts, N.A. (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1996).
          (ix) Revolving Credit Facility Agreement Eighth Amendment dated as of
          January 30, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North Carolina, Mellon
          Bank, N.A., Nationsbank, N.A., CoreStates Bank, N.A., Fleet Bank of
          Massachusetts, N.A., The Bank of New York, and SunTrust Bank (Central
          Florida), N.A.

EXHIBIT                                                                                PAGE
NUMBER                              EXHIBIT DESCRIPTION                               NUMBER
-------   -----------------------------------------------------------------------   -----------
          (x) Revolving Credit Facility Agreement Ninth Amendment dated as of
          January 30, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North Carolina, Mellon
          Bank, N.A., Nationsbank, N.A., CoreStates Bank, N.A., Fleet Bank of
          Massachusetts, N.A., The Bank of New York, and SunTrust Bank (Central
          Florida), N.A.
          (xi) Revolving Credit Facility Agreement Tenth Amendment dated as of
          March 31, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North Carolina, Mellon
          Bank, N.A., Nationsbank, N.A., CoreStates Bank, N.A., Fleet National
          Bank, The Bank of New York, and SunTrust Bank (Central Florida), N.A.
          (xii) Revolving Credit Facility Agreement Eleventh Amendment dated as of June 27, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North Carolina, Mellon
          Bank, N.A., Nationsbank, N.A., CoreStates Bank, N.A., Fleet National
          Bank, The Bank of New York, SunTrust Bank (Central Florida), N.A., and
          Bank One (Kentucky), N.A.
10(k)     Supplemental Benefits Plan as amended to date.
13        Annual Report to Shareholders for the fiscal year ended June 30, 1997.
21        Subsidiaries of the Company.
23        Consent of Independent Accountants.
24        Power of Attorney (see "Power of Attorney" in Form 10-K).                     --
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