Form 10-Q
period 1997-09-30
NOVACARE INC
filed 1997-11-14
CIK 802843

                          UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

                             Yes  X     No


As of October 31, 1997, NovaCare, Inc. had 61,169,251 shares of common stock, $.01 par value, outstanding.

                          NOVACARE, INC. AND SUBSIDIARIES

                    FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1997


                                       INDEX


PART NO.   ITEM NO.            DESCRIPTION                                       PAGE NO.
   I                   FINANCIAL INFORMATION

               1       Financial Statements
                       - Condensed Consolidated Balance Sheets as of
                          September 30, 1997 and June 30, 1997                        1

                       - Condensed Consolidated Statements of Operations
                          for the Three Months Ended September 30, 1997 and
                          1996                                                        2

                       - Condensed Consolidated Statements of Cash Flows
                          for the Three Months Ended September 30, 1997 and
                          1996                                                        3

                       -  Notes to Condensed Consolidated Financial Statements       4-7

               2       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                          8-12

  II                   OTHER INFORMATION

               4       Submission of Matters to a Vote of Security Holders          13-14

               6       Exhibits and Reports on Form 8-K                              14

Signatures                                                                           15


                       NOVACARE, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 30, 1997 AND JUNE 30, 1997
                    (In thousands, except per share data)


                                                                     SEPTEMBER       June 30,
                                                                      30, 1997         1997
                                                                    -----------     -----------
ASSETS                                                              (UNAUDITED)     (See Note 1)
Current assets:
Cash and cash equivalent .........................................  $    32,584     $    22,716
Accounts receivable, net of allowances at September 30, 1997 and
   at June 30, 1997 of $40,611 and $33,263, respectively..........      281,995         256,477
Other current assets .............................................       51,980          50,702
                                                                    -----------     -----------
   Total current assets ..........................................      366,559         329,895
Property and equipment, net ......................................       71,235          69,740
Excess cost of net assets acquired, net ..........................      596,652         568,027
Investments in joint ventures ....................................       12,922          12,719
Other assets, net ................................................       36,409          33,923
                                                                    -----------     -----------
                                                                    $ 1,083,777     $ 1,014,304
                                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of financing arrangements ......................  $    19,032     $    15,978
  Accounts payable and accrued expenses ..........................      137,302         135,272
  Income taxes payable ...........................................       10,593           5,069
                                                                    -----------     -----------
    Total current liabilities ....................................      166,927         156,319
Financing arrangements, net of current portion ...................      373,004         326,700
Other ............................................................       19,762          19,630
                                                                    -----------     -----------
    Total liabilities ............................................      559,693         502,649
                                                                    -----------     -----------
Minority interest in consolidated subsidiaries ...................        4,548           3,649
Commitments and contingencies ...................................          --              --

Shareholders' equity:
  Common stock, $.01 par value; authorized 200,000 shares,
    issued 66,716 shares at September 30, 1997 and 66,630
    shares at June 30, 1997 ......................................          667             666
  Additional paid-in capital .....................................      260,985         259,915
  Retained earnings ..............................................      302,564         292,340
                                                                    -----------     -----------
                                                                        564,216         552,921

  Less: Common stock in treasury (at cost), 5,582 shares at
           September 30, 1997 and 5,590 shares at June 30, 1996 ..      (44,680)        (44,915)
                                                                    -----------     -----------
        Total shareholders' equity ...............................      519,536         508,006
                                                                    -----------     -----------
                                                                    $ 1,083,777     $ 1,014,304
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

                        NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                      FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      ----------------------------
                                                          1997           1996
                                                      -------------   ------------

Net revenues ........................................   $ 356,698     $ 209,430
Cost of services ....................................     278,301       153,651
                                                        ---------     ---------

    Gross profit ....................................      78,397        55,779

Selling, general and administrative expenses ........      45,472        32,808
Provision for uncollectible accounts ................       5,111         5,259
Amortization of excess cost of net assets acquired ..       4,466         2,694
                                                        ---------     ---------

    Income from operations ..........................      23,348        15,018

Investment income ...................................         141         1,090
Interest expense ....................................      (5,794)       (3,168)
Minority interest ...................................         (75)          (44)
                                                        ---------     ---------

    Income before income taxes ......................      17,620        12,896

Income taxes ........................................       7,396         5,352
                                                        ---------     ---------

    Net income ......................................   $  10,224     $   7,544
                                                        =========     =========
    Net income per share ............................   $     .16     $     .12
                                                        =========     =========
    Weighted average number of shares outstanding ...      64,647        63,224
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

                        NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                        FOR THE THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                        --------------------------
                                                                            1997          1996
                                                                        -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................................   $  10,224     $   7,544

Adjustments to reconcile net income to net cash flows provided by operating activities:
  Depreciation and amortization ......................................      11,477         8,628
  Minority interest ..................................................          75            44
  Provision for uncollectible accounts ...............................       5,111         5,259
  Deferred income taxes ..............................................        --              (9)
  Changes in assets and liabilities, net of effects from acquisitions:
    Accounts and notes receivable ....................................     (24,249)      (12,364)
    Other current assets .............................................      (2,109)         (398)
    Accounts payable and accrued expenses ............................         747         2,075
    Income taxes payable .............................................       5,509         2,388
    Other, net .......................................................          68           (27)
                                                                         ---------     ---------

    Net cash flows provided by operating activities ..................       6,853        13,140
                                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for businesses acquired, net of cash acquired ...............     (22,939)      (50,368)
Net additions to property and equipment ..............................      (6,138)       (3,552)
Other, net ...........................................................        (533)         (112)
                                                                         ---------     ---------

    Net cash flows (used in) investing activities ....................     (29,610)      (54,032)
                                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing arrangements .................................     123,500          --
Payment of financing arrangements ....................................     (91,415)       (1,999)
Net proceeds from common stock issued ................................         540         1,373
Payment for purchase of treasury stock ...............................        --         (22,956)
                                                                         ---------     ---------

    Net cash flows provided by (used in) financing activities ........      32,625       (23,582)
                                                                         ---------     ---------

Net increase (decrease) in cash and cash equivalents .................       9,868       (64,474)
Cash and cash equivalents, beginning of period .......................      22,716        95,724
                                                                         ---------     ---------

Cash and cash equivalents, end of period .............................   $  32,584     $  31,250
                                                                         =========     =========

Supplemental disclosures of cash flow information:
  Interest paid ......................................................   $   2,785     $   5,145
                                                                         =========     =========
  Income taxes paid ..................................................   $   1,862     $   3,683
                                                                         =========     =========


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                      (In thousands, except per share data)
                                   (Unaudited)
1. BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements of NovaCare, Inc. (the "Company") are unaudited. The balance sheet as of June 30, 1997 is condensed from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended June 30, 1997. Certain information and footnote disclosures normally in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal recurring adjustments) necessary to present a fair statement of the results for such interim periods.

      Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

2. ACQUISITIONS

      During the three months ended September 30, 1997 and 1996, the Company acquired 18 and 13 outpatient businesses, respectively. In the first quarter of fiscal 1997, the Company also acquired one business which provides occupational health services. All acquisitions were accounted for as purchases and, accordingly, the aggregate purchase price was allocated to assets and liabilities based on their fair values at the date of acquisition.

      The following unaudited pro forma consolidated results of operations of the Company give effect to each of the acquisitions as if they occurred on July 1, 1996:

                                                       FOR THE THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                       ---------------------------
                                                          1997           1996
                                                       ------------   ------------
      Net revenues ................................    $  358,911     $   315,787
      Net income ..................................        10,301           9,154
      Net income per share ........................    $      .16     $       .14


      The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of July 1, 1996, or the results which may occur in the future.

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                      (In thousands, except per share data)
                                   (Unaudited)

2. ACQUISITIONS (CONTINUED)

      Information with respect to businesses acquired in purchase transactions for the three months ended September 30, 1997 was as follows:


      Cash paid (net of cash acquired) ......................   $ 19,339
      Notes issued ..........................................     14,665
      Other consideration ...................................      1,272
                                                                --------
                                                                  35,276

      Fair value of assets acquired, principally accounts
        receivable and property and equipment ...............       3,601
                                                                ---------
      Cost in excess of fair value of net assets acquired ...   $  31,675
                                                                =========


      The results of operations of businesses acquired have been included in the consolidated results of the Company from the effective date of each acquisition.

3. FINANCING ARRANGEMENTS

      Financing arrangements consisted of the following:

                                                                    SEPTEMBER 30,      June 30,
                                                                       1997             1997
                                                                    ------------      -----------
      Convertible subordinated debentures (5.5%), due January
         2000 .................................................     $  175,000        $  175,000
      $275,000 revolving credit facility (EuroDollar rate plus
         0.5% to 1.125%), due November 28, 1999 ...............        148,500           109,600
       Subordinated promissory notes (5% to 10%), payable
         through 2007 .........................................         66,330            56,859
       Other ..................................................          2,206             1,219
                                                                     ---------         ----------
                                                                       392,036           342,678
      Less:  current portion ..................................         19,032            15,978
                                                                    ----------         ---------
                                                                    $  373,004         $ 326,700
                                                                    ===========        =========

      The Company established a revolving credit facility with a syndicate of lenders in fiscal 1996, which is collateralized by substantially all of the Company's subsidiaries' common stock. On September 30, 1997, the credit agreement was amended to increase the available line of credit from $190,000 to $275,000. As of September 30, 1997, $118,837 of the line of credit was available after reduction for borrowings and letters of credit totaling $7,663.

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                      (In thousands, except per share data)
                                   (Unaudited)

4. FINANCIAL DATA BY BUSINESS SEGMENT

      Beginning in the second quarter of fiscal 1997, the Company has operated in two service industries, rehabilitation services and employee services. Rehabilitation services include: (i) providing rehabilitation therapy and rehabilitation program consulting and management services on a contract basis to health care institutions, primarily long-term care facilities; and (ii) providing outpatient, orthotic and prosthetic and occupational health rehabilitation services through a national network of patient care centers and integrated delivery systems. Employee services are generally provided to small and medium-sized businesses and are comprehensive, fully integrated outsourcing solutions to human resource management, including payroll management, workers' compensation, risk management, benefits administration, unemployment services and human resource consulting services.

      Income from operations by business segment is total net revenues less operating expenses. In computing income from operations by business segment, none of the following items has been added or deducted: other income, interest expense or income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each industry.

      Employee services revenues and the related costs of wages, salaries, and employment taxes pertaining to worksite employees are recognized in the period in which the employee performs the services. Because the Company is at risk for all of its direct costs, independently of whether payment is received from its clients, and consistent with industry practice, all amounts billed or billable to clients for gross salaries and wages, related employment taxes, and health care and workers' compensation coverage are recognized as revenue by the Company.

      The Company's rehabilitation services segment is a client of the employee services segment, resulting in the net revenues and total assets eliminations.

      Operating results and other financial data are presented for the principal business segments of the Company as follows:

                                               REHABILITATION   EMPLOYEE
                                                 SERVICES       SERVICES     ELIMINATION    CONSOLIDATED
                                               -------------   -----------   ------------   ------------
   THREE MONTHS ENDED SEPTEMBER 30, 1997:
         Net revenues .....................    $   270,107      $ 266,757    $  (180,166)   $   356,698
         Income from operations ...........         21,222          2,126         --             23,348
         Depreciation expense. ............          6,793            218         --              7,011
         Net capital expenditures .........          5,700            438         --              6,138

    AS OF SEPTEMBER 30, 1997:
         Total assets .....................    $ 1,008,095     $  104,160    $   (28,478)   $ 1,083,777


                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                      (In thousands, except per share data)
                                   (Unaudited)


5. COMMITMENTS AND CONTINGENCIES

      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

      Certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at September 30, 1997 of approximately $49,041 in cash and 129 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. For the three months ended September 30, 1997 and September 30, 1996, the Company paid $3,600 and $3,692 in cash, respectively, and issued 25 and 59 shares, respectively, of common stock in connection with businesses acquired in prior years.

6. SUBSEQUENT EVENTS

      One of the Company's subsidiaries, NovaCare Employee Services, Inc. ("NCES") has filed a registration statement with the Securities and Exchange Commission to register for the sale of up to 5,000 shares of its common stock (the "Offering"). NCES intends to use the net proceeds of the offering to satisfy $17,500 of deferred purchase price obligations incurred in connection with NCES acquisitions. It is intended that the remaining net proceeds from the offering will be used to pay down debt under the Company's credit facility.

      Immediately subsequent to the consummation of the offering, NCES intends to enter into a $25,000 three-year revolving credit agreement with a group of financial institutions. The credit agreement, which has been fully negotiated, will provide for interest at a variable rate, depending on certain financial ratios, equal to (a) the EuroDollar rate plus a range of 1.375% to 2.50% or (b) the lead bank's prime rate plus a range of .125% to 1.25%. Loans made under the credit agreement will be collaterized by a pledge of all of (i) NCES's interest in the common stock of its subsidiaries, (ii) the assets of NCES and its subsidiaries and (iii) the Company's interest in the common stock of NCES. The closing with respect to the credit agreement will be subject to certain conditions, including (i) the ownership by the Company following the Offering of at least 65% of all of the issued and outstanding equity interests of NCES and (ii) the repayment by NCES of all amounts due to the Company. In addition, the closing by financial institutions which have committed to lend $15,000 of the facility is contingent on the receipt by NCES of net proceeds of at least $40,000 from the Offering and the closing by financial institutions which have committed to lend the remaining $10,000 of the facility is contingent on the receipt by NCES of net proceeds of at least $45,000 from the Offering. There can be no assurance that the conditions precedent to the credit agreement will be satisfied.

                          NOVACARE, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

   OVERVIEW

      In the first quarter of fiscal 1998, the Company experienced significant growth through strategic acquisitions and growth in its existing businesses. During the three months ended September 30, 1997 and 1996, the Company purchased 18 and 13 outpatient businesses, respectively, and during the three months ended September 30, 1996, one occupational health business. The Company entered into the employee services industry through the acquisition of one employee services business in October 1996 and three in February 1997.

      Beginning in the second quarter of fiscal 1997, the Company has operated in two service industries, rehabilitation services and employee services. Rehabilitation services include (i) providing rehabilitation therapy and rehabilitation program consulting and management services on a contract basis to health care institutions, primarily long-term care facilities, and (ii) providing outpatient, orthotic and prosthetic and occupational health rehabilitation services through a national network of patient care centers and integrated delivery systems. Employee services are generally provided to small and medium-sized businesses and are comprehensive, fully integrated outsourcing solutions to human resource management, including payroll management, workers' compensation, risk management, benefits administration, unemployment services and human resource consulting services. Effective January 24, 1997, employee services were also provided to the rehabilitation services segment of the Company.

      The following are the results of operations for the three month periods ended September 30, 1997 and 1996. Other operating expenses includes selling, general and administrative expenses, provision for uncollectible accounts and amortization of excess cost of net assets acquired.

                                                      THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                  ---------------------------
    (TABLE IN THOUSANDS)                              1997           1996
                                                  -------------   -----------
NET REVENUES
    Rehabilitation services ....................    $ 270,107     $ 209,430
    Employee services ..........................      266,757          --
    Elimination ................................     (180,166)         --
                                                    ---------     ---------

              TOTAL NET REVENUES ...............      356,698       209,430

GROSS PROFIT
    Rehabilitation services ....................       74,037        55,779
    Employee services ..........................        8,328          --
    Elimination ................................       (3,968)         --
                                                    ---------     ---------

              TOTAL GROSS PROFIT ...............       78,397        55,779

OTHER OPERATING EXPENSES .......................       55,049        40,761
                                                    ---------     ---------

              INCOME FROM OPERATIONS ...........   $   23,348     $  15,018
                                                   ==========     =========


                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

   RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

      Net revenues for the three months ended September 30, 1997 increased from the prior year by $147.3 million, or 70.3%, to $356.7 million and gross profit increased $22.6 million, or 40.6%, to $78.4 million, primarily as a result of acquisitions and internal growth.

      Other operating expenses increased $14.2 million from $40.8 million for the three months ended September 30, 1996 to $55.0 million for the three months ended September 30, 1997. The increased costs are associated primarily with businesses acquired in fiscal 1997 and the first quarter of fiscal 1998, as well as additional selling, general and administrative costs incurred in the expansion of the Company's employee services business. As a percentage of net revenues, other operating expenses decreased from 19.5% to 15.4% for the same periods, respectively, due to efficiency of scale and cost containment initiatives.

      Depreciation expense increased to $7.0 million for the three months ended September 30, 1997 from $5.9 million for the three months ended September 30, 1996 primarily due to the full year effect of assets acquired in fiscal 1997. Amortization expense increased $1.8 million to $4.5 million from $2.7 million for the same periods, respectively, principally as a result of businesses acquired subsequent to September 30, 1996.

      Interest expense, net of investment income, increased $3.6 million compared with the prior period principally as a result of increased borrowings in fiscal 1998 compared with fiscal 1997 as discussed under "Liquidity and Capital Resources."

      Income tax expense as a percentage of pretax income increased to 42.0% for the three months ended September 30, 1997 from 41.5% for the three months ended September 30, 1996. The increase in the income tax rate resulted principally from the impact of nondeductible amortization of excess cost of net assets acquired.

   OPERATING RESULTS BY BUSINESS

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

      REHABILITATION SERVICES

      Net revenues for the three months ended September 30, 1997 increased from the prior year by $60.7 million, or 29.0%. Gross profit for the first quarter of fiscal 1998 increased from the prior year by $18.3 million, or 32.7%. Gross profit as a percentage of net revenues increased to 27.4% for the three months ended September 30, 1997 from 26.6% for the three months ended September 30, 1996.

      The $60.7 million increase in net revenues resulted principally from: (i) net revenues from businesses acquired, (ii) an increase in contract rehabilitation net revenues resulting principally from new contract sales and price increases, and (iii) an increase in outpatient net revenues attributable to internal growth.

      The $18.3 million increase in gross profit was primarily due to: (i) acquisitions in fiscal 1997 and in the first quarter of fiscal 1998, (ii) contract sales and price increases in contract rehabilitation, and (iii) an increase in productivity in outpatient rehabilitation. The increase of 0.8% in gross profit margin resulted principally from an increase in outpatient rehabilitation productivity.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

      EMPLOYEE SERVICES

      The Company's employee services segment provides human resource management services to third party clients and the Company's rehabilitation services segment. In the first quarter of fiscal 1998, the Company's temporary therapist staffing business was sold by rehabilitation services to employee services. Intercompany activity is eliminated in consolidation.

      Because the employee services segment commenced operations in the second quarter of fiscal year 1997, all increases in net revenue, gross profit and operating income relate to the acquisitions completed in fiscal year 1997, and the addition of a contract with the Company's rehabilitation services segment.

      Results of operations for the three months ended September 30, 1997 compared to the three months ended June 30, 1997 are as follows:

                                                            THREE MONTHS ENDED
                                                         --------------------------
    (TABLE IN THOUSANDS)                                  SEPTEMBER 30,   June 30,
                                                             1997           1997
                                                         -------------  -----------
    NET REVENUES ....................................     $ 266,757      $ 232,223
    GROSS PROFIT ....................................         8,328          6,668
    OTHER OPERATING EXPENSES ........................         6,202          4,964
                                                         -------------  -----------
    INCOME FROM OPERATIONS ..........................    $    2,126     $    1,704
                                                         =============  ===========

      Comparing the first quarter of fiscal year 1998 to the fourth quarter of fiscal year 1997, net revenues from third party clients increased to $86.6 million in fiscal 1998 from $76.9 million in fiscal 1997. This increase is primarily attributable to an increase in the weighted average number of worksite employees ("WSEs") to 20,313 from 16,656 during the same periods. The increases in WSEs is due principally to the purchase of the temporary staffing business and growth in new employees during the first quarter of fiscal 1998. Net revenues from employee services provided to the Company's rehabilitation services segment increased to $180.2 million in the first quarter of 1998 from $155.4 million in the fourth quarter of fiscal 1997 due principally to the payment of annual bonuses and an increase in WSEs.

      Gross profit from third party clients increased to $4.3 million in the first quarter of fiscal year 1998 from $3.2 million in the fourth quarter of fiscal 1997. The increase is attributable primarily to internal growth and the addition of the Company's temporary therapist staffing business. Gross profit pertaining to the contract with the rehabilitation services segment increased to $4.0 million in the first quarter of fiscal 1998 from $3.5 million in the fourth quarter of fiscal 1997 due principally to service fees earned from the payment of annual bonuses and an increase in WSEs.

      Overall, gross profit as a percentage of net revenues increased to 3.1% for the first quarter of fiscal 1998 from 2.9% during the fourth quarter of fiscal 1997 resulting principally from the inclusion of the temporary staffing business which has a higher gross profit margin.

                         NOVACARE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   LIQUIDITY AND CAPITAL RESOURCES

      During the three months ended September 30, 1997, the Company's cash and cash equivalents increased by $9.9 million from $22.7 million to $32.6 million. The increase in cash and cash equivalents resulted principally from a net increase in the Company's financing arrangements of $32.1 million and cash provided by operations of $6.9 million, partially offset by payments to acquire new businesses of $22.9 million and $6.1 million in payments for additions to property and equipment.

      Cash provided by operations decreased to $6.9 million for the three months ended September 30, 1997 from $13.1 million for the three months ended September 30, 1996. This decrease is due to an increase in accounts receivable partially offset by increases in net income and depreciation and amortization expense.

      The Company used $6.1 million of cash for capital expenditures during the first three months of fiscal 1998 compared with $3.6 million in the first three months of fiscal 1997. Capital expenditures generally relate to the costs incurred in connection with internally developed software, leasehold renovations and equipment replacement needed for technological efficiency in clinical and administrative activities in support of clinical programs and outcomes, cost reduction initiatives and future growth plans.

      The Company amended its credit facility on September 30, 1997 to increase the line of credit to $275.0 million. As of September 30, 1997, $118.8 million of the credit facility was available after reduction of borrowings and letters of credit of $7.7 million.

      One of the Company's subsidiaries, NovaCare Employee Services, Inc. ("NCES") has filed a registration statement with the Securities and Exchange Commission to register for the sale of up to 5,000,000 shares of its common stock (the "Offering"). NCES intends to use the net proceeds of the offering to satisfy $17.5 million of deferred purchase price obligations incurred in connection with NCES acquisitions. It is intended that the remaining net proceeds from the offering will be used to pay down debt under the Company's credit facility.

      Immediately subsequent to the consummation of the offering, NCES intends to enter into a $25.0 million three-year revolving credit agreement with a group of financial institutions. The credit agreement, which has been fully negotiated, will provide for interest at a variable rate, depending on certain financial ratios, equal to (a) the EuroDollar rate plus a range of 1.375% to 2.50% or (b) the lead bank's prime rate plus a range of .125% to 1.25%. Loans made under the credit agreement will be collaterized by a pledge of all of (i) NCES's interest in the common stock of its subsidiaries, (ii) the assets of NCES and its subsidiaries and (iii) the Company's interest in the common stock of NCES. The closing with respect to the credit agreement will be subject to certain conditions, including (i) the ownership by the Company following the Offering of at least 65% of all of the issued and outstanding equity interests of NCES and (ii) the repayment by NCES of all amounts due to the Company. In addition, the closing by financial institutions which have committed to lend $15.0 million of the facility is contingent on the receipt by NCES of net proceeds of at least $40.0 million from the Offering and the closing by financial institutions which have committed to lend the remaining $10.0 million of the facility is contingent on the receipt by NCES of net proceeds of at least $45.0 million from the Offering. There can be no assurance that the conditions precedent to the credit agreement will be satisfied.

                         NOVACARE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The Company believes that the cash flows generated by the Company's operations, together with its existing cash and availability of credit under the credit facilities, will be sufficient to meet the Company's short-and long-term cash needs.

   CAUTIONARY STATEMENT

      Except for historical information, matters discussed above including, but not limited to, statements concerning future growth, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include reimbursement system changes, including customer response to the change from cost-based reimbursement to fee schedules and per diem payments, the number and productivity of clinicians, pricing of payer contracts, management retention and development, management's success in integrating acquired business and in developing and introducing new products and lines of business, adverse Internal Revenue Service rulings with respect to the employer status of employee services businesses and the Company's ability to implement the employee services business model.

                         NOVACARE, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the three months ended September 30, 1997, the Company did not submit any matters to a vote of security holders. On October 30, 1997, the Company held its Annual Meeting of Stockholders for the fiscal year ended June 30, 1997. The following matters were submitted for vote:

1. The following individuals were nominated and elected to serve as the directors of the Company:

      Peter O. Crisp                For:  50,391,570
                                    Withhold Authority:  265,920

      John H. Foster                For:  50,410,763
                                    Withhold Authority:  246,727

      Timothy E. Foster             For:  50,410,763
                                    Withhold Authority:  246,727

      E. Martin Gibson              For:  50,410,763
                                    Withhold Authority:  246,727

      Siri S. Marshall              For:  50,410,763
                                    Withhold Authority:  246,727

      James W. McLane               For:  50,410,763
                                    Withhold Authority:  246,727

      Stephen E. O'Neil             For:  50,410,763
                                    Withhold Authority:  246,727

      George W. Siguler             For:  50,410,763
                                    Withhold Authority:  246,727

      Robert G. Stone, Jr.          For:  50,409,763
                                    Withhold Authority:  247,727

      Daniel C. Tosteson, M.D.      For:  50,409,763
                                    Withhold Authority:  247,727

                         NOVACARE, INC. AND SUBSIDIARIES
                     PART II - OTHER INFORMATION (CONTINUED)

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

2. The holders of 47,394,321 shares voted for, the holders of 3,043,150 shares voted against and the holders of 220,019 shares abstained with respect to the approval of the grant to James W. McLane, President and Chief Operating Officer of the Company of certain options to purchase shares of the common stock, $.01 par value of the Company.

3. The holders of 50,489,172 shares voted in favor of, the holders of 54,868 shares voted against, and the holders of 113,450 shares abstained with respect to the ratification of the selection of Price Waterhouse LLP, independent certified public accountants, to serve as independent accountants for the Company.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
(A)   Exhibit
      Number              Exhibit Description                        Page Number


      10(a) Revolving Credit Facility Agreement Twelfth Amendment as of
            September 30, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank, Mellon Bank, N.A., NationsBank, N.A., CoreStates Bank, N.A., Fleet Bank, The Bank of New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky) N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank of Tokyo - Mitsubishi Trust Company, and AmSouth Bank.

      27    Financial Data Schedule

                                     SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   NOVACARE, INC.
                                   (REGISTRANT)




NOVEMBER 14, 1997                  BY/S/ ROBERT E. HEALY, JR.
                                     ------------------------
                                         ROBERT E. HEALY, JR.,
                                         SENIOR VICE PRESIDENT,
                                         FINANCE & ADMINISTRATION AND
                                         CHIEF FINANCIAL OFFICER




                                   BY/S/ BARRY E. SMITH
                                     -------------------
                                         BARRY E. SMITH,
                                         VICE PRESIDENT,
                                         CONTROLLER AND
                                         CHIEF ACCOUNTING OFFICER

                                                                   Exhibit 10(a)
                                 NOVACARE, INC.
                             1016 WEST NINTH AVENUE
                           KING OF PRUSSIA, PA 19406

                               September 30, 1997

PNC Bank, National Association,
  as Agent
One PNC Plaza
Fifth Avenue and Wood Street
Pittsburgh, PA  15265
Attn:  Marcie Knittel, Vice President

                 RE: Twelfth Amendment to Credit Agreement (the "Twelfth Amendment")

Dear Marcie:

                 We refer to that certain Credit Agreement, dated as of May 27, 1994, as amended (the "Credit Agreement"), by and among NovaCare, Inc. ("NovaCare") and certain of its Subsidiaries, the Banks party thereto and PNC Bank, National Association, as agent for the Banks ("Agent"). Defined terms used herein, not otherwise defined herein, shall have the meanings given to them under the Credit Agreement as amended hereby.

                 The Borrowers and Guarantors, the Banks and the Agent hereby desire to amend the Credit Agreement, as hereinafter provided.

                 The parties hereto in consideration of their mutual covenants and agreements hereinafter set forth, and intending to be legally bound hereby, covenant and agree as follows:

                                   AGREEMENT

         1. Amendment and Restatement.

         Articles I through XI of the Credit Agreement are hereby amended and restated in their entirety as of the date hereof to read as set forth on
Exhibit I hereto. (The cover page, opening paragraph and recitals to the Agreement are also included in Exhibit I for convenience.) Upon the effectiveness of this Twelfth Amendment and for periods subsequent to such effective date, The Fuji Bank, Limited New York Branch, Crestar Bank, Bank of Tokyo-Mitsubishi Trust Company, and AmSouth Bank shall each be a Bank party to the Credit Agreement.

         2. Amendment to Exhibits and Schedules.

            (a) Exhibits. The following Exhibit to the Credit Agreement is hereby amended and restated in its entirety in the form of such Exhibit attached hereto:

             Exhibit 8.01(m)(iii)                 Compliance Certificate

             (b) Schedules. The following Schedules to the Credit Agreement are hereby amended and restated in their entirety in the forms of such Schedules attached hereto:

              Schedule 1.01(B)                    List of Banks and Commitments
              Schedule 6.01(c)                    Subsidiaries

         In addition, Schedule 8.02(q) [Certain Affiliate Transactions], in the form of such Schedule attached hereto, is hereby added as a new, additional Schedule to the Credit Agreement.

         3. Closing Fees.

         The Borrowers jointly and severally agree to reimburse the Agent and the Banks on demand for all costs, expenses and disbursements relating to this Twelfth Amendment which are payable by the Borrower as provided in Section
10.05 of the Credit Agreement. In addition, the Borrowers shall pay to the Agent for the benefit of the applicable Banks the fees identified in Exhibit II hereto as the "Closing Fee," and as the "Amendment Fee," respectively.

         4. Conditions of Effectiveness.

         The effectiveness of this Twelfth Amendment is expressly conditioned upon the occurrence and completion of all of the following: (i) receipt by the Agent of the nonrefundable fee set forth in that certain letter agreement among the Agent and the Borrowers with respect to this Twelfth Amendment; (ii) receipt by the Agent on behalf of the Banks of the nonrefundable fees equal to the aggregate of the amounts set forth on Exhibit II hereto; (iii) the Agent's receipt of counterparts of this Twelfth Amendment duly executed by the Borrowers, the Guarantors and the Banks; (iv) the Agent's receipt of a certificate signed by the Secretary or Assistant Secretary of the Borrowers and Guarantors, certifying as to all action taken by the Borrowers and Guarantors to authorize the execution, delivery and performance of this Twelfth Amendment;
(v) an opinion of Peter D. Bewley, General Counsel of the Loan Parties, reasonably satisfactory to the Agent regarding this Twelfth Amendment, (vi) with respect to each new Guarantor or new Borrower (a "Joining Subsidiary") documentation as required under Section 11.18 of the Credit Agreement, including without limitation the completion of the following: (1) executing and delivering to the Agent (A) in the case of a Joining Subsidiary which becomes a Borrower, a Revolving Credit Note in the form of Exhibit 1.01(R) to the Credit Agreement, payable to each Bank, (B) a joinder to the Credit Agreement in form satisfactory to the Agent, (C) a counterpart signature page to the Guaranty Agreement executed by certain Loan Parties which is in the form of Exhibit 1.01 (G)(1) to the Credit Agreement, in the case of a Joining Subsidiary which becomes a Borrower, and Exhibit 1.01(G)(2) to the Credit Agreement, in the case of a Joining Subsidiary which becomes a Guarantor, (D) if it owns stock or other ownership interests in any Qualifying Subsidiary, a joinder to the Pledge Agreement executed by certain Loan Parties which is in the form of Exhibit 1.01(P)(4) to the Credit Agreement, 1.01(P)(5) to the Credit Agreement, or 1.01(P)(6) to the Credit Agreement, as applicable, and delivering, as applicable, the original certificates evidencing such stock or other ownership interest if it is certificated with appropriate stock powers or other assignments signed in blank and UCC-1 financing statements necessary to perfect the security interests of the Agent for the benefit of the Banks therein, (E) a joinder to the Subordination Agreement (Intercompany) executed by certain Loan Parties which is in the form of Exhibit 1.01(S) to the Credit Agreement, (F) a joinder to the Agency Agreement executed by certain Loan Parties appointing NovaCare as agent; (2) delivering to the Agent an opinion of Peter D. Bewley, General Counsel of the Loan Parties, reasonably satisfactory to the Agent regarding such Joining Subsidiary and such joinder; (3) delivering to the Agent certified copies of its organizational documents and other documents as requested by the Agent; and (4) the Loan Party which owns the stock or other ownership interest of the Joining Subsidiary shall execute and deliver to the Agent for the benefit of the Banks a Pledge Agreement in the form of Exhibit 1.01(P)(4), 1.01(P)(5) or 1.01(P)(6) to the Credit Agreement, as applicable, and the original certificates evidencing such stock or other ownership interest if it is certificated with appropriate stock powers or other assignments signed in blank and UCC-1 financing statements necessary to perfect the security interests of the Agent for the benefit of the Banks therein, and
(G) updated Schedules to the Credit Agreement and the other Loan Documents, if any, to update such schedules with respect to each Joining Subsidiary, such updated Schedules to be in form and substance satisfactory to the Required Banks; (vii) receipt by the Agent of a Certificate signed by the Secretary or Assistant Secretary of each Loan Party confirming that no Event of Default or Potential Default under the Credit Agreement shall have occurred and be continuing or shall exist, and (viii) new Notes to evidence the additional or adjusted Commitments of certain of the Banks.

         This Twelfth Amendment shall be dated as of and shall be effective as of the date and year first above written subject to satisfaction of all conditions precedent to effectiveness as set forth in this Section 4, which date shall be the Twelfth Amendment Effective Date.

         5. Consent of All Banks, Approval of Increase in Revolving Credit Commitments.

         Pursuant to Section 11.01(b) of the Credit Agreement, this Twelfth Amendment shall require the written consent of all of the Banks.

         By executing this Twelfth Amendment, the Agent, each Bank and each Loan Party consents to the increase in the Revolving Credit Commitments from $200 million to $275 million, with such increase expressly conditioned upon the satisfactory completion of the syndication, on a best efforts basis by the Agent of such increased Commitments, in accordance with the agreement among the Agent and the Loan Parties with respect thereto.

         6. Full Force and Effect.

         Each of the following documents shall remain in full force and effect on and after the date of this Amendment:

            (a) each of the Schedules attached to the Credit Agreement except for the Schedules which are being amended and restated hereby;

            (b) each of the Exhibits attached to the Credit Agreement except for the Exhibit which is being amended and restated hereby; and

            (c) the Notes, the Guaranty Agreements, the Pledge Agreements, the Agent's Fee Letter, the Subordination Agreement (Intercompany), the Borrower Agency Agreement and all other Loan Documents (except for Articles I through XI of the Credit Agreement and the Exhibit and Schedules thereto listed in Paragraph 2 hereof, each of which are being amended and restated hereby, remain in full force and effect on and after the date hereof. On and after the date hereof, each reference in the Credit Agreement to "this Agreement", "hereunder" or words of like import shall mean and be a reference to the Credit Agreement, as amended by this Amendment, and each reference in each other Loan Document to the "Credit Agreement" shall mean and be a reference to the Credit Agreement, as previously amended and as amended by this Twelfth Amendment. No novation is intended by this Twelfth Amendment.

         The parties hereto do not amend or waive any provisions of the Agreement or the other Loan Documents except as expressly set forth herein.

         7. Counterparts.

         This Twelfth Amendment may be executed by different parties hereto in any number of separate counterparts, each of which, when so executed and delivered, shall be an original, and all of such counterparts shall together constitute one and the same instrument.

         8. Governing Law.

         This Twelfth Amendment shall be deemed to be a contract under the laws of the Commonwealth of Pennsylvania and for all purposes shall be governed by and construed and enforced in accordance with the internal laws of the Commonwealth of Pennsylvania without regard to its conflict of laws principles.

                             [INTENTIONALLY BLANK]

                  [Signature Page 1 of 8 to Twelfth Amendment]

         IN WITNESS WHEREOF, the parties hereto, by their officers thereunto duly authorized, have executed this Amendment as of the day and year first above written.

                             BORROWERS AND GUARANTORS:

 ATTEST:

                              NOVACARE, INC., a Delaware corporation, and each of the other BORROWERS listed on Schedule 6.01(c) of the Credit Agreement (which Schedule is attached hereto as Exhibit III) and each of the GUARANTORS listed on Schedule 6.01(c) of the Credit Agreement (which Schedule is attached hereto as Exhibit III), other than those listed below

By:  /s/ [SIG]                By:  /s/ RICHARD A. MCDONALD
   -----------------------       -----------------------------------------------
                                  Richard A. McDonald                   [Name],
                              ------------------------------------------
   [Seal]                     the  Vice President and Treasury          [Title]
                                 --------------------------------------
                              of each Borrower and Guarantor listed on Schedule
                              6.01(c) of the Credit Agreement (which Schedule is
                              attached hereto as Exhibit III), other than those
                              listed below, which is a corporation and of each
                              general partner of each Borrower and Guarantor
                              which is a partnership

                              Address for Notices for each of the foregoing Borrowers and Guarantors:

                              1016 West Ninth Avenue
                              King of Prussia, PA  19406

                              Telecopier No. (610) 992-3328
                              Attention:  Chief Financial Officer
                              Telephone No.  (610) 992-7200

                  [Signature Page 2 of 8 to Twelfth Amendment]



                             AGENT:

                              PNC BANK, NATIONAL ASSOCIATION, as Agent


                              By: /s/ [SIG]
                                 -----------------------------------------
                              Title:   VP
                                    --------------------------------------

                              Address for Notices:

                              One PNC Plaza
                              Fifth Avenue and Wood Street
                              Pittsburgh, PA  15265

                              Telecopier No. (412) 762-2784
                              Attention: Regional Healthcare Group
                              Telephone No.  (412) 762-8343


                             BANKS:

                              PNC BANK, NATIONAL ASSOCIATION


                              By:   /s/ [SIG]
                                 --------------------------------------------
                              Title: V.P.
                                    -----------------------------------------

                              Address for Notices:

                              One PNC Plaza
                              Fifth Avenue and Wood Street
                              Pittsburgh, PA  15265

                              Telecopier No. (412) 762-2784
                              Attention: Regional Healthcare Group
                              Telephone No.  (412) 762-8343

                  [Signature Page 3 of 8 to Twelfth Amendment]


                              CORESTATES BANK, N.A.

                              By: /s/ LISA ROTHERBERG
                                 ---------------------------------
                              Name: LISA ROTHERBERG
                                   -------------------------------
                              Title: COMMERCIAL OFFICER
                                    ------------------------------

                              Address for Notices:

                              1339 Chestnut Street
                              P.O. Box 7618
                              FC 1-8-3-22
                              Philadelphia, PA 19101

                              Telecopier No. (215) 973-2738
                              Attention:  Jennifer W. Leibowitz
                                          Assistant Vice President
                              Telephone No.  (215) 786-3972

                              FIRST UNION NATIONAL BANK

                              By:   /s/ JOSEPH H. TOWELL
                                  ---------------------------------
                              Name:   JOSEPH H. TOWELL
                                    -------------------------------
                              Title:  SENIOR VICE PRESIDENT
                                     ------------------------------

                              Address for Notices:

                              One First Union Center
                              301 S. College Street
                              Charlotte, NC  28288-0735

                              Telecopier No. (704) 383-9144
                              Attention: Terence Moore
                                         Assistant Vice President
                              Telephone No.  (704) 383-5212

                  [Signature Page 4 of 8 to Twelfth Amendment]


                              FLEET NATIONAL BANK

                              By:  /s/ MARYANN S. SMITH
                                  ---------------------------------
                              Name:  MARYANN S. SMITH
                                    -------------------------------
                              Title:  VICE PRESIDENT
                                     ------------------------------

                              Address for Notices:

                              Health Care and Institutions Group
                              Fleet Center MA BOF 04A
                              75 State Street
                              Boston, MA  02109-1810

                              Telecopier No.  (617) 346-0610
                              Attention:  Maryann S. Smith
                                           Vice President
                              Telephone No.   (617) 346-1594

                              MELLON BANK, N.A.

                              By:   /s/ COLLEEN CUNNIFFEE
                                  ---------------------------------
                              Name:  COLLEEN CUNNIFFEE
                                    -------------------------------
                              Title:  ASSISTANT VICE PRESIDENT
                                     ------------------------------

                              Address for Notices:

                              Healthcare Banking
                              Plymouth Meeting/Exec. Campus
                              610 W. Germantown Pike
                              Suite 200/AIM #19E-0246
                              Plymouth Meeting, PA  19462

                              Telecopier No. (610) 941-4136
                              Attention: Colleen Cunniffe
                                          Assistant Vice President
                              Telephone No. (610) 941-8426

                  [Signature Page 5 of 8 to Twelfth Amendment]


                               NATIONSBANK, N.A.


                               By:    /s/ KEVIN WAGLEY
                                   ---------------------------------
                               Name:   KEVIN WAGLEY
                                     -------------------------------
                               Title:  VICE PRESIDENT
                                      ------------------------------

                               Address for Notices:

                               Healthcare Finance Group
                               One NationsBank Plaza
                               Fifth Floor
                               Nashville, TN 37239-1697

                               Telecopier No. (615) 749-4640
                               Attention:  Kevin Wagley
                                              Vice President
                               Telephone No. (615) 749-3802

                               THE BANK OF NEW YORK


                               By:   /s/ PETER H. ABDILL
                                   ---------------------------------
                               Name:     PETER H. ABDILL
                                     -------------------------------
                               Title:    VICE PRESIDENT
                                      ------------------------------

                               Address for Notices:

                               Northeastern Division
                               One Wall Street
                               22nd Floor
                               New York, NY  10286

                               Telecopier No. (212) 635-7978
                               Attention:   Peter Abdill
                                            Vice President
                               Telephone No. (212) 635-6987

                  [Signature Page 6 of 8 to Twelfth Amendment]


                                SUNTRUST BANK, CENTRAL FLORIDA, N.A.


                                By:     /s/ JANET P. SAMMONS
                                    ---------------------------------
                                Name:     JANET P. SAMMONS
                                      -------------------------------
                                Title:   VICE PRESIDENT
                                       ------------------------------

                                Address for Notices:

                                Healthcare Banking Group
                                0-1106, Tower 10
                                200 South Orange Avenue
                                Orlando, FL  32801

                                Telecopier No. (407) 237-5489
                                Attention:  Jeffrey R. Dickson
                                            First Vice President
                                Telephone No. (407) 237-4541


                                BANK ONE, KENTUCKY, NA


                                By:     /s/ TODD D. MUNSON
                                    ---------------------------------
                                Name:    TODD D. MUNSON
                                      -------------------------------
                                Title:   SENIOR VICE PRESIDENT
                                       ------------------------------

                                Address for Notices:

                                Internal Zip KY1-2216
                                416 West Jefferson Street
                                Louisville, KY 40202


                                Telecopier No. (502) 566-2367
                                Attention: Todd Munson
                                           Sr. Vice President
                                Telephone No. (502) 566-2640

STATE OF GEORGIA

COUNTY OF FULTON


         On the 24th day of September, 1997 personally appeared Janet P. Sammons, as the Vice President of SunTrust Bank, Central Florida, National Association, and before me executed the attached Twelfth Amendment Waiver and Consent dated as of September 30, 1997 to the Credit Agreement between NovaCare, Inc., with SunTrust Bank, Central Florida, National Association, as Lender.

         IN WITNESS WHEREOF, I have hereunto set my hand and official seal, in the state and county aforesaid.



                  /s/ CHRISTINE B. ALFORD
                  --------------------------------------------------------------
                  Signature of Notary Public, State of Georgia
                                                       -------------------------


                  /s/ CHRISTINE B. ALFORD
                  --------------------------------------------------------------
                  (Print, Type or Stamp Commissioned Name of Notary Public) Personally known ____X_____; OR Produced Identification
                                                                          ------
                  Type of identification produced:
                                                   -----------------------------

                  --------------------------------------------------------------


                                            Notary Public DeKalb county, Georgia
                                            My Commission Expires June 29, 2001

                  [Signature Page 7 of 8 to Twelfth Amendment]


                                THE FUJI BANK, LIMITED
                                NEW YORK BRANCH


                                By:   /s/ STEPHEN CHIN
                                    ---------------------------------
                                Name:     STEPEN CHIN
                                      -------------------------------
                                Title:  VICE PRESIDENT
                                       ------------------------------

                                Address for Notices:

                                Two World Trade Center
                                New York, New York  10048

                                Telecopier No. (212) 898-2907
                                Attention:  Robert O'Brien
                                            Assistant Vice President
                                Telephone No. (212) 898-2442


                                CRESTAR BANK


                                By:   /s/ LEASA MCSHANE
                                    ---------------------------------
                                Name:     LEASA MCSHANE
                                      -------------------------------
                                Title:    VICE PRESIDENT
                                       ------------------------------

                                Address for Notices:

                                120 East Baltimore Street
                                25th Floor
                                Baltimore, MD  21203-7307


                                Telecopier No. (410) 986-1670
                                Attention:  Leesa McShane
                                            Vice President
                                Telephone No. (410) 986-1672

                  [Signature Page 8 of 8 to Twelfth Amendment]


                                BANK OF TOKYO - MITSUBISHI TRUST COMPANY


                                By:     /s/ J. BECKWITH
                                    ---------------------------------
                                Name:   J. BECKWITH
                                      -------------------------------
                                Title:   VICE PRESIDENT
                                       ------------------------------

                                Address for Notices:

                                US Corp. Banking Division
                                1251 Avenue of the Americas
                                New York, New York  10020-1104

                                Telecopier No. (212) 782-4935
                                Attention:  Ned Komar
                                            Vice President
                                Telephone No. (212) 782-4584


                                AMSOUTH BANK


                                By:  /s/ J. KEN DIFATTA
                                    ---------------------------------
                                Name:    J. KEN DIFATTA
                                      -------------------------------
                                Title:  Commercial Banking Officer
                                       ------------------------------

                                Address for Notices:

                                1900 5th Avenue North
                                Birmingham, AL 35203


                                Telecopier No. (205) 326-4790
                                Attention:  Ken DiFatta
                                            Commercial Banking Officer
                                Telephone No. (205) 801-0358

                                   EXHIBIT I

                     Amended and Restated Credit Agreement

                                                                           Final



                     $275,000,000 REVOLVING CREDIT FACILITY



                                CREDIT AGREEMENT

                                  by and among

                                NOVACARE, INC.,

                                      and

                          CERTAIN of its SUBSIDIARIES

                                      and

                             THE BANKS PARTY HERETO

                                      and

                    PNC BANK, NATIONAL ASSOCIATION, as Agent





                      Dated as of May 27, 1994, as amended

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
LIST OF SCHEDULES AND EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  vi

ARTICLE I - CERTAIN DEFINITIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
     1.01   Certain Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
     1.02   Construction  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
     1.03   Accounting Principles . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

ARTICLE II - REVOLVING CREDIT FACILITY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
     2.01    Revolving Credit Borrowing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
     2.02    Nature of Banks' Obligations with Respect to Revolving Credit Loans  . . . . . . . . . . .  27
     2.03    Commitment Fees; Closing Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
     2.04    Voluntary Reduction of Commitment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
     2.05    Revolving Credit Loan Requests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
     2.06    Making Revolving Credit Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
     2.07    Revolving Credit Notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
     2.08    Use of Proceeds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
     2.09    Letter of Credit Subfacility . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
     2.10    Extension by Banks of the Expiration Date  . . . . . . . . . . . . . . . . . . . . . . . .  35

ARTICLE III - [RESERVED]  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

ARTICLE IV - INTEREST RATES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35
     4.01    Interest Rate Options  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35
             (a)      Revolving Credit Interest Rate Options  . . . . . . . . . . . . . . . . . . . . .  35
                      (i)     Revolving Credit Base Rate Option . . . . . . . . . . . . . . . . . . . .  35
                      (ii)    Revolving Credit Euro-Rate Option . . . . . . . . . . . . . . . . . . . .  36
             (b)      Rate Quotations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
     4.02    Interest Periods . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
     4.02    Interest Periods . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
     4.03    Interest After Default . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
     4.04    Euro-Rate Unascertainable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
     4.05    Selection of Interest Rate Options . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

ARTICLE V - PAYMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
     5.01    Payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
     5.02    Pro Rata Treatment of Banks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
     5.03    Interest Payment Dates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40
     5.04    Voluntary Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40
             (A)      Termination of Commitment . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41





                                      (i)

             (B)      Replacement . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42
     5.05    [RESERVED] . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42
     5.06    Additional Compensation in Certain Circumstances . . . . . . . . . . . . . . . . . . . . .  42
             (a)      Increased Costs or Reduced Return Resulting From Taxes, Reserves, Capital
                      Adequacy Requirements, Expenses, Etc. . . . . . . . . . . . . . . . . . . . . . .  42
             (b)      Indemnity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43

ARTICLE VI - REPRESENTATIONS AND WARRANTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44
     6.01    Representations and Warranties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44
             (a)      Organization and Qualification  . . . . . . . . . . . . . . . . . . . . . . . . .  44
             (b)      Capitalization and Ownership  . . . . . . . . . . . . . . . . . . . . . . . . . .  44
             (d)      Power and Authority . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  45
             (e)      Validity and Binding Effect . . . . . . . . . . . . . . . . . . . . . . . . . . .  45
             (f)      No Conflict . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  45
             (g)      Litigation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  46
             (h)      Title to Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  46
             (i)      Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  46
                      (A)     Historical Statements . . . . . . . . . . . . . . . . . . . . . . . . . .  46
                      (B)     Financial Projections . . . . . . . . . . . . . . . . . . . . . . . . . .  46
             (j)      Full Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  47
             (k)      Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  47
             (l)      Consents and Approvals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  47
             (m)      No Event of Default; Compliance with Instruments  . . . . . . . . . . . . . . . .  47
             (n)      Patents, Trademarks, Copyrights, Etc. . . . . . . . . . . . . . . . . . . . . . .  47
             (o)      Security Interests  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  48
             (p)      Status of the Pledged Collateral  . . . . . . . . . . . . . . . . . . . . . . . .  48
             (q)      Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  48
             (r)      Compliance with Laws  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  48
             (s)      Material Contracts, Licenses, Permits and Approvals . . . . . . . . . . . . . . .  49
             (t)      Investment Companies  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  49
             (u)      Margin Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  50
             (v)      Plans and Benefit Arrangements  . . . . . . . . . . . . . . . . . . . . . . . . .  50
             (w)      Employment Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  51
             (x)      Environmental Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  51
             (y)      Senior Debt Status  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  53
             (z)      Solvency  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  53
     6.02    Updates to Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  53

ARTICLE VII - CONDITIONS OF LENDING . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  53
     7.02    Each Additional Revolving Credit Loan  . . . . . . . . . . . . . . . . . . . . . . . . . .  54





                                      (ii)

ARTICLE VIII - COVENANTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  54
     8.01    Affirmative Covenants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  54
             (a)      Preservation of Existence, etc. . . . . . . . . . . . . . . . . . . . . . . . . .  54
             (b)      Payment of Liabilities, Including Taxes, etc. . . . . . . . . . . . . . . . . . .  54
             (c)      Maintenance of Insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  55
             (d)      Maintenance of Properties and Leases  . . . . . . . . . . . . . . . . . . . . . .  55
             (e)      Maintenance of Patents, Trademarks, etc.  . . . . . . . . . . . . . . . . . . . .  55
             (f)      Visitation Rights . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  55
             (g)      Keeping of Records and Books of Account . . . . . . . . . . . . . . . . . . . . .  55
             (h)      Plans and Benefit Arrangements  . . . . . . . . . . . . . . . . . . . . . . . . .  56
             (i)      Compliance With Laws  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  57
             (j)      Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  57
             (k)      Further Assurances  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  57
             (l)      Subordination of Intercompany Indebtedness; Permitted Additional
                          Subordinated Indebtedness . . . . . . . . . . . . . . . . . . . . . . . . . .  58
                      (A)     Intercompany Indebtedness . . . . . . . . . . . . . . . . . . . . . . . .  58
                      (B)     Permitted Additional Subordinated Indebtedness  . . . . . . . . . . . . .  58
             (m)      Certificate of Borrowers; Other Reports and Information . . . . . . . . . . . . .  58
                      (i)     Quarterly Financial Statements  . . . . . . . . . . . . . . . . . . . . .  58
                      (ii)    Annual Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  59
                      (iii)   Certificate of the Borrower . . . . . . . . . . . . . . . . . . . . . . .  59
                      (iv)    Separate Financial Information for Certain Excluded Entities  . . . . . .  59
                      (v)     Management Letters  . . . . . . . . . . . . . . . . . . . . . . . . . . .  59
                      (vi)    Other Reports and Information . . . . . . . . . . . . . . . . . . . . . .  60
     8.02    Negative Covenants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  61
             (a)      Indebtedness  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  61
             (b)      Liens . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  62
             (c)      Guaranties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  63
             (d)      Liquidations, Mergers, Consolidations, Acquisitions . . . . . . . . . . . . . . .  63
             (e)      Dispositions of Assets or Subsidiaries  . . . . . . . . . . . . . . . . . . . . .  65
             (f)      Joinder of Qualifying Subsidiaries; Excluded Entities . . . . . . . . . . . . . .  66
             (g)      Continuation of or Change in Business . . . . . . . . . . . . . . . . . . . . . .  66
             (h)      Plans and Benefit Arrangements  . . . . . . . . . . . . . . . . . . . . . . . . .  66
             (i)      Loans and Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  67
             (j)      Dividends and Related Distributions . . . . . . . . . . . . . . . . . . . . . . .  68
             (k)      Minimum Current Ratio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  68
             (l)      Minimum Net Worth . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  69
             (m)      Funded Debt to Capitalization . . . . . . . . . . . . . . . . . . . . . . . . . .  69
             (n)      Funded Debt to Cash Flow From Operations  . . . . . . . . . . . . . . . . . . . .  69
             (o)      Minimum Fixed Charge Coverage Ratio . . . . . . . . . . . . . . . . . . . . . . .  69
             (p)      Changes in Subordinated Indebtedness Documents  . . . . . . . . . . . . . . . . .  69
             (q)      Affiliate Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  69





                                     (iii)

     8.03    Reporting Requirements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  70
             (a)      Notice of Default . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  70
             (b)      Notice of Litigation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  70

ARTICLE IX - DEFAULT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  70
     9.01    Events of Default  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  70
     9.02    Consequences of Event of Default . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  73
     9.03    Notice of Sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  75

ARTICLE X - THE AGENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  75
     10.01   Appointment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  75
     10.02   Delegation of Duties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  76
     10.03   Nature of Duties; Independent Credit Investigation . . . . . . . . . . . . . . . . . . . .  76
     10.04   Actions in Discretion of Agent; Instructions from the Banks  . . . . . . . . . . . . . . .  76
     10.05   Reimbursement and Indemnification of Agent by the Borrowers  . . . . . . . . . . . . . . .  77
     10.06   Exculpatory Provisions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  77
     10.07   Reimbursement and Indemnification of Agent by Banks  . . . . . . . . . . . . . . . . . . .  78
     10.08   Reliance by Agent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  78
     10.09   Notice of Default  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  78
     10.10   Notices  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  78
     10.11   Banks in Their Individual Capacities . . . . . . . . . . . . . . . . . . . . . . . . . . .  79
     10.12   Holders of Notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  79
     10.13   Equalization of Banks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  79
     10.14   Successor Agent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  79
     10.15   Agent's Fee  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  80
     10.16   Availability of Funds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  80
     10.17   Calculations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  80
     10.18   Beneficiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  80

ARTICLE XI - MISCELLANEOUS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  81
     11.01   Modifications, Amendments or Waivers . . . . . . . . . . . . . . . . . . . . . . . . . . .  81
     11.02   No Implied Waivers; Cumulative Remedies; Writing Required  . . . . . . . . . . . . . . . .  81
     11.03   Reimbursement and Indemnification of Banks by the Borrowers; Taxes . . . . . . . . . . . .  82
     11.04   Holidays . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  83
     11.05   Funding by Branch, Subsidiary or Affiliate . . . . . . . . . . . . . . . . . . . . . . . .  83
             (a)      Notional Funding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  83
             (b)      Actual Funding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  83
     11.06   Notices  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  83
     11.07   Severability . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  84
     11.08   Governing Law  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  84
     11.09   Prior Understanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  84
     11.10   Duration; Survival . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  84
     11.11   Successors and Assigns . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  85





                                      (iv)

     11.12   Confidentiality  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  85
     11.13   Counterparts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  86
     11.14   Agent's or Bank's Consent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  86
     11.15   Exceptions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  86
     11.16   CONSENT TO FORUM; WAIVER OF JURY TRIAL . . . . . . . . . . . . . . . . . . . . . . . . . .  86
     11.17   Tax Withholding Clause . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  86
     11.18   Joinder of Loan Parties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  87
     11.19   Continuing Effectiveness of Certain Provisions . . . . . . . . . . . . . . . . . . . . . .  88
             (a)      Amendment and Restatement . . . . . . . . . . . . . . . . . . . . . . . . . . . .  88





                                      (v)

                         LIST OF SCHEDULES AND EXHIBITS

SCHEDULES
---------
SCHEDULE 1.01(B)                         LIST OF BANKS AND COMMITMENTS
SCHEDULE 1.01(E)                         EXCLUDED ENTITIES
SCHEDULE 1.01(P)(1)                      PERMITTED INVESTMENTS
SCHEDULE 1.01(P)(2)                      PERMITTED LIENS
SCHEDULE 2.09                            EXISTING LETTERS OF CREDIT
SCHEDULE 6.01(a)                         ORGANIZATION AND QUALIFICATION
SCHEDULE 6.01(c)                         SUBSIDIARIES
SCHEDULE 6.01(l)                         CONSENTS AND APPROVALS
SCHEDULE 6.01(q)                         INSURANCE
SCHEDULE 6.01(s)                         MATERIAL CONTRACTS
SCHEDULE 6.01(v)                         PLANS AND BENEFIT ARRANGEMENTS
SCHEDULE 6.01(x)                         ENVIRONMENTAL MATTERS
SCHEDULE 8.02(a)(ii)                     EXISTING INDEBTEDNESS
SCHEDULE 8.02(q)                         CERTAIN AFFILIATE TRANSACTIONS

EXHIBITS
--------
EXHIBIT 1.01(A)                          ASSIGNMENT AND ASSUMPTION AGREEMENT
EXHIBIT 1.01(G)(1)                       GUARANTY AND SURETYSHIP AGREEMENT (For
                                         NovaCare and Borrowing Subsidiaries)
EXHIBIT 1.01(G)(2)                       GUARANTY AND SURETYSHIP AGREEMENT (For
                                         Nonborrower Subsidiaries)
EXHIBIT 1.01(P)(1)                       INTENTIONALLY OMITTED
EXHIBIT 1.01(P)(2)                       INTENTIONALLY OMITTED
EXHIBIT 1.01(P)(3)                       TERMS FOR SUBORDINATED DEBT
EXHIBIT 1.01(P)(4)                       PLEDGE AGREEMENT - STOCK (For NovaCare and
                                         Borrowing Subsidiaries)
EXHIBIT 1.01(P)(5)                       PLEDGE AGREEMENT - STOCK (For Nonborrower
                                         Subsidiaries)
EXHIBIT 1.01(P)(6)                       PLEDGE AGREEMENT - PARTNERSHIP INTERESTS
EXHIBIT 1.01(R)                          REVOLVING CREDIT NOTE
EXHIBIT 1.01(S)                          SUBORDINATION AGREEMENT (INTERCOMPANY)
EXHIBIT 1.01(W)                          EXAMPLE OF WEIGHTED AVERAGE RATING
                                         COMPUTATION
EXHIBIT 2.05                             REVOLVING CREDIT LOAN REQUEST
EXHIBIT 7.01(d)                          FORM OF OPINION OF BORROWERS' COUNSEL
EXHIBIT 8.01(m)(iii)                     COMPLIANCE CERTIFICATE





                                      (vi)

                                CREDIT AGREEMENT

                 THIS CREDIT AGREEMENT is dated as of May 27, 1994, and is made by and among NOVACARE, INC., a Delaware corporation ("NovaCare"), each Subsidiary of NovaCare identified on Schedule 6.01(c) hereto as a "Borrower" (collectively, the "Borrowing Subsidiaries" and together with NovaCare sometimes collectively referred to as the "Borrowers" and individually as a "Borrower"), each Subsidiary of NovaCare identified on Schedule 6.01(c) hereto as a "Guarantor" (collectively, the "Guarantors" and, individually, a "Guarantor"), the BANKS (as hereinafter defined), and PNC BANK, NATIONAL ASSOCIATION in its capacity as agent for the Banks under this Agreement (hereinafter referred to in such capacity as the "Agent").

                                  WITNESSETH:

                 WHEREAS, the Loan Parties (as hereinafter defined) have requested the Banks to provide a revolving credit facility in an aggregate principal amount not to exceed $275,000,000; and

                 WHEREAS, the revolving credit facility shall be used for (a) the acquisition and development of health care related businesses and facilities and (b) general corporate purposes; and

                 WHEREAS, the Banks are willing to provide such credit upon the terms and conditions hereinafter set forth.

                 NOW, THEREFORE, the parties hereto, in consideration of their mutual covenants and agreements hereinafter set forth and intending to be legally bound hereby, covenant and agree as follows:

                                   ARTICLE I
                              CERTAIN DEFINITIONS

                 1.01 Certain Definitions. In addition to words and terms defined elsewhere in this Agreement, the following words and terms shall have the following meanings, respectively, unless the context hereof clearly requires otherwise:

                          Affiliate as to any person shall mean any other
person (i) which directly or indirectly controls, is controlled by, or is under common control with such person, (ii) which beneficially owns or holds 50% or more of any class of the voting stock of any Loan Party, or (iii) 50% or more of the voting stock (or in the case of a person which is not a corporation, 50% or more of the equity interest) of which is beneficially owned or held, directly or indirectly, by any Loan Party. Control, as used herein, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a person, whether through the ownership of voting securities, by contract or otherwise, including the power to elect a majority of the directors or trustees of a corporation or trust, as the case may be.

                          Agent shall mean PNC Bank, National Association and
its successors.

                          Agent's Fee shall mean the fee payable to the Agent
by Borrowers described in the Agent's Fee Letter.

                          Agent's Fee Letter shall mean the letter from the
Borrowers to the Agent dated the date hereof providing for the payment of fees to the Agent for its services as Agent hereunder, as such letter may be amended, modified or replaced from time to time.

                          Agreement shall mean this Credit Agreement as the
same may be supplemented or amended from time to time including all schedules and exhibits hereto.

                          Amendment No. 12 shall mean the Twelfth Amendment to
this Credit Agreement, among the Loan Parties, the Agent and the Banks, dated as of September 30, 1997.

                          Annual Permitted Acquisition Amount shall have the
meaning given to such term in Section 8.02(d)(ii)(g).

                          Applicable Percentage over Euro-Rate shall have the
meaning given to such term in Section 4.01(a)(ii).

                          Approvals shall have the meaning given to such term
in Section 6.01(s).

                          Assignment and Assumption Agreement shall mean an
Assignment and Assumption Agreement by and among a Purchasing Bank, the Transferor Bank and the Agent, as Agent and on behalf of the remaining Banks, substantially in the form of Exhibit 1.01(A) hereto.

                          Authorized Officer shall mean those persons
designated by written notice to the Agent from each of the Loan Parties, authorized to execute notices, reports and other documents required hereunder. Any Loan Party may amend such list of persons from time to time by giving written notice of such amendment to the Agent.

                          Available Revolving Credit Commitments for any date
of determination, shall mean, as to the Borrowers, an amount equal to the excess, if any, of (A) the Revolving Credit Commitments, over (B) the sum of
(i) the aggregate outstanding Revolving Credit Loans and (ii) the aggregate undrawn face amount of outstanding Letters of Credit issued pursuant to Section
2.09 hereof.

                          Bank to be Replaced shall have the meaning set forth
in Section 5.04(b).

                          Bank to be Terminated shall have the meaning set
forth in Section 5.04(b).

                          Banks shall mean the financial institutions named on
Schedule 1.01(B) hereto and their respective successors and assigns as permitted hereunder, each of which is referred to herein as a Bank.

                          Base Rate shall mean the greater of (i) the Federal
Funds Effective Rate plus one-half percent (0.5%) per annum, or (ii) the interest rate per annum announced from time to time by the Agent at its Principal Office as its then prime rate, which rate may not necessarily be the lowest rate then being charged commercial borrowers by the Agent.

                          Beneficial Interests shall have the meaning set forth
in Section 6.01(c).

                          Benefit Arrangement shall mean at any time an
"employee benefit plan," within the meaning of Section 3(3) of ERISA, which is neither a Plan or a Multiemployer Plan and which is maintained, sponsored or otherwise contributed to, by any member of the ERISA Group.

                          Borrower Agency Agreement shall mean that certain
agreement among the Borrowers, dated as of even date herewith, pursuant to which the Borrowers authorize and appoint NovaCare to act on behalf of the Borrowers to take any and all actions that may be required to be taken by any Borrower or the Borrowers hereunder, including, without limitation, making requests for and borrowing any Revolving Credit Loan.

                          Borrowers shall mean NovaCare and each Subsidiary of
NovaCare identified as a "Borrower" on Schedule 6.01(c) hereto and any person subsequently becoming a party to the Loan Documents and assuming the obligations of a Borrower thereunder.

                          Borrowing Date shall mean, with respect to any
Revolving Credit Loan, the date for the making thereof or the renewal thereof or conversion thereof to the same or a different Interest Rate Option, which shall be a Business Day.

                          Borrowing Tranche shall mean (i) with respect to the
Revolving Credit Euro-Rate Portion of the Revolving Credit Loans, Revolving Credit Loans to which a Revolving Credit Euro-Rate Option applies by reason of the selection of, conversion to or renewal of such Interest Rate Option on the same day and having the same Euro-Rate Interest Period, and (ii) with respect to the Revolving Credit Base Rate Portion of the Revolving Credit Loans, Revolving Credit Loans to which the Revolving Credit Base Rate Option applies by reason of the selection of or conversion to such Interest Rate Option.

                          Business Day shall mean a day on which commercial
banks are open for business in Pittsburgh, Pennsylvania and New York, New York.

                          Capitalization shall mean as of any date of
determination Consolidated Funded Debt plus Consolidated Net Worth.

                          Change in Ownership shall mean if, from and after the
Closing Date, any person or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "1934 Act") and the rules and regulations promulgated thereunder (other than John H. Foster, the current Chairman of the Board and Chief Executive Officer of NovaCare, or a person or group directly or indirectly controlled by said John H. Foster) shall have acquired beneficial ownership (within the meaning of Rule 13d-3 of the 1934 Act), directly or indirectly, of securities of NovaCare (or other securities convertible into such securities) representing 50% or more of combined voting power of all securities of NovaCare entitled to vote in the election of directors (hereinafter called a "Controlling Person"). For purposes of this definition, a person or group shall not be a Controlling Person if such person or group holds voting power in good faith and not for the purpose of circumventing this definition as an agent, bank, broker, nominee, trustee, or holder of irrevocable proxies given in response to a solicitation pursuant to the 1934 Act, for one or more beneficial owners who do not individually, or, if they are a group acting in concert, as a group, have the voting power specified in this definition.

                          Closing Date shall mean the Business Day on which the
first Revolving Credit Loan shall be made, which shall be May 27, 1994 or such later date on which all requisite conditions have been satisfied. The closing shall take place on the Closing Date at the offices of Buchanan Ingersoll Professional Corporation, Pittsburgh, Pennsylvania, or at such other time and place as the parties agree.

                          Closing Fee shall mean the non-refundable fee paid to
the Banks by the Borrowers on the Closing Date, as consideration for each Bank's Revolving Credit Commitment.

                          Commitment Fee shall have the meaning assigned to
that term in Section 2.03 hereof.

                          Commitments shall mean Revolving Credit Commitments
and Commitment shall mean Revolving Credit Commitment.

                          Consideration shall mean with respect to any
Permitted Acquisition, the aggregate of (i) the cash paid by any of the Loan Parties, directly or indirectly, to the seller in connection therewith, (ii) the Indebtedness incurred or assumed by any of the Loan Parties (including, without limitation, Indebtedness of a person becoming a Loan Party in connection with a Permitted Acquisition, which Indebtedness continues to exist following the consummation of such Permitted Acquisition), whether in favor of the seller or otherwise and whether fixed or contingent, in connection therewith, (iii) any Guaranty given or incurred by any Loan Party in connection therewith, (iv) the fair market value of any equity issued by any of the Loan Parties, in connection therewith, and (v) any other consideration given or obligation incurred by any of the Loan Parties in connection therewith, provided, however that the amount of any deferred earn-out payments to any seller not required by GAAP to be disclosed as a liability on the balance sheet of any Loan Party as of the date of consummation of such Permitted Acquisition shall be excluded from the determination under clauses (i) through (v) of this definition.

                          Consolidated Cash Flow from Operations shall mean:

                          (a)     for any period of determination prior to the
Spin-Off Consummation (i) the sum of net income, depreciation, amortization, other non-cash charges (if any are deducted in the determination of net income), interest expense and income tax expense, minus (ii) non-cash credits (if any are included in the determination of net income), in each case of NovaCare and its Subsidiaries for such period determined and consolidated in accordance with GAAP but without regard to net income and the other items described in clauses (i) and (ii) of this sentence attributable to Restricted Excluded Entities; provided that, if a Loan Party shall have made one or more Permitted Acquisitions during such period, Consolidated Cash Flow from Operations shall be adjusted on a pro forma basis to give effect to all Permitted Acquisitions as if they had occurred at the beginning of such period; and provided further that if any Loan Party shall have effected one or more Permitted Asset Transfers during such period, Consolidated Cash Flow from Operations shall be adjusted on a pro forma basis to give effect to all such Permitted Asset Transfers as if they had occurred at the beginning of such period. The pro forma adjustments described in the previous sentence shall be made based upon historical financial statements for the four (4) fiscal quarters prior to the date of such Permitted Acquisition or Permitted Asset Transfer, as the case may be, which historical financial statements shall be reasonably satisfactory to the Agent; and

                          (b)     for any period of determination on and after
the Spin-Off Consummation (i) the sum of net income, depreciation, amortization, other non-cash charges (if any are deducted in the determination of net income), interest expense and income tax expense, minus (ii) non-cash credits (if any are included in the determination of net income), in each case of NovaCare and its Subsidiaries for such period determined and consolidated in accordance with GAAP but without regard to net income and the other items described in clauses (i) and (ii) of this sentence attributable to NovaCare Employee Services, Inc. and without regard to net income and the other items described in clauses (i) and (ii) of this sentence attributable to Restricted Excluded Entities; provided that, if a Loan Party shall have made one or more Permitted Acquisitions during such period, Consolidated Cash Flow from Operations shall be adjusted on a pro forma basis to give effect to all Permitted Acquisitions as if they had occurred at the beginning of such period; and provided further that if any Loan Party shall have effected one or more Permitted Asset Transfers during such period, Consolidated Cash Flow from Operations shall be adjusted on a pro forma basis to give effect to all such Permitted Asset Transfers as if they had occurred at the beginning of such period. The pro forma adjustments described in the previous sentence shall be made based upon historical financial statements for the four (4) fiscal quarters prior to the date of such Permitted Acquisition or Permitted Asset Transfer, as the case may be, which historical financial statements shall be reasonably satisfactory to the Agent.

                          Consolidated Earnings Available for Fixed Charges
shall mean:

                          (a)     for any period of determination prior to the
Spin-Off Consummation, the sum of net income (excluding non-cash credits, if any, included in the determination of net income), interest expense, income tax expense, depreciation, amortization, other non-cash charges (if any are deducted in the determination of net income), and expenses under operating leases, in each case of NovaCare and its Subsidiaries for such period determined and consolidated in accordance with GAAP, but without regard to any of the foregoing items attributable to Restricted Excluded Entities; and

                          (b)     for any period of determination after the
Spin-Off Consummation, the sum of net income (excluding non-cash credits, if any, included in the determination of net income), interest expense, income tax expense, depreciation, amortization, other non-cash charges (if any are deducted in the determination of net income), and expenses under operating leases, in each case of NovaCare and its Subsidiaries (other than NovaCare Employee Services, Inc.) for such period determined and consolidated in accordance with GAAP, but without regard to any of the foregoing items attributable to Restricted Excluded Entities.

                          If a Loan Party shall have made one or more Permitted
Acquisitions during any such period, Consolidated Earnings Available for Fixed Charges shall be adjusted on a pro forma basis to give effect to all Permitted Acquisitions as if they had occurred at the beginning of such period; and provided further that if any Loan Party shall have effected one or more Permitted Asset Transfers during such period, Consolidated Earnings Available for Fixed Charges shall be adjusted on a pro forma basis to give effect to all such Permitted Asset Transfers as if they had occurred at the beginning of such period. The pro forma adjustments described in the previous sentence shall be made based upon historical financial statements for the four (4) fiscal quarters prior to the date of such Permitted Acquisition or Permitted Asset Transfer, as the case may be, which historical financial statements shall be reasonably satisfactory to the Agent.

                          Consolidated Fixed Charges shall mean:

                          (A)     for any period of determination through and
including the Spin-Off Consummation, the sum of interest expense, expenses under operating leases, income tax expense, current maturities of long term Indebtedness, and current principal payments under capitalized leases (for the twelve (12) month period following the date of determination), in each case of NovaCare and its Subsidiaries for such period determined and consolidated in accordance with GAAP; and

                          (B)     for any period of determination after the
Spin-Off Consummation, the sum of interest expense, expenses under operating leases, income tax expense, current maturities of long term Indebtedness, and current principal payments under capitalized leases (for the twelve (12) month period following the date of determination), in each case of NovaCare and its Subsidiaries (other than NovaCare Employee Services, Inc.) for such period determined and consolidated in accordance with GAAP.

                          If a Loan Party shall have made one or more Permitted
Acquisitions during any such period, Consolidated Fixed Charges shall be adjusted on a pro forma basis to give effect to all Permitted Acquisitions as if they had occurred at the beginning of such period; and provided further that if any Loan Party shall have effected one or more Permitted Asset Transfers during such period, Consolidated Fixed Charges shall be adjusted on a pro forma basis to give effect to all such Permitted Asset Transfers as if they had occurred at the beginning of such period. The pro forma adjustments described in the previous sentence shall be made based upon historical financial statements for the four (4) fiscal quarters prior to the date of such

Permitted Acquisition or Permitted Asset Transfer, as the case may be, which historical financial statements shall be reasonably satisfactory to the Agent.

                          Consolidated Funded Debt shall mean (i) as of any
date of determination through but not including the Spin-Off Consummation, all Indebtedness of NovaCare and its Subsidiaries to persons other than NovaCare and its Subsidiaries, determined and consolidated in accordance with GAAP, and
(ii) as of any date of determination on and after the Spin-Off Consummation, all Indebtedness of NovaCare and its Subsidiaries (other than NovaCare Employee Services, Inc.), to persons other than NovaCare and its Subsidiaries determined and consolidated in accordance with GAAP. Any items which are included in more than one clause of the definition of Indebtedness shall not be counted more than one time in computing the amount of Consolidated Funded Debt.

                          Consolidated Net Income shall mean (i) for any period
of determination for periods prior to the Spin-Off Consummation, the net income of NovaCare and its Subsidiaries for such period determined and consolidated in accordance with GAAP, and (ii) for any period of determination for periods on and after the Spin-Off Consummation, the net income of NovaCare and its Subsidiaries (other than NovaCare Employee Services, Inc.) for such period determined and consolidated in accordance with GAAP, except that in the case of amounts under either the forgoing clause (i) or (ii), there shall be excluded from such net income any increases or decreases in income or expenses resulting from changes in GAAP on and after the Closing Date.

                          Consolidated Net Worth shall mean (i) as of any date
of determination through but not including the Spin-Off Consummation, total stockholders' equity of NovaCare and its Subsidiaries as of such date determined and consolidated in accordance with GAAP, and (ii) as of any date of determination on and after the Spin-Off Consummation, total stockholders' equity of NovaCare and its Subsidiaries (other than NovaCare Employee Services, Inc.) as of such date determined and consolidated in accordance with GAAP.

                          Drawing Date shall have the meaning assigned to that
term in Section 2.09(d).

                          Delivery Date shall mean the earlier of (A) the date
on which NovaCare delivers its consolidated financial statements pursuant to Sections 8.01(m)(i) and (ii) or (B) one Business Day following the date on which such financial statements are due to be delivered pursuant to such Sections.

                          Dollar, Dollars, U.S. Dollars and the symbol $ shall
mean lawful money of the United States of America.

                          Effective Date shall mean, November 28, 1994, which
is the effective date of the second amendment to this Agreement.

                          Environmental Complaint shall mean any written
complaint setting forth a cause of action for personal or property damage or equitable relief, order, notice of violation, citation, request for information issued pursuant to any Environmental Laws by an Official Body, subpoena or other written notice of any type relating to, arising out of, or issued pursuant to any of the Environmental Laws or any Environmental Conditions, as the case may be, in each case with respect to any violation or alleged violation of Environmental Laws or release or threatened release of a Regulated Substance.

                          Environmental Conditions shall mean any conditions of
the environment, including, without limitation, the work place, the ocean, natural resources (including flora or fauna), soil, surface water, ground water, any actual or potential drinking water supply sources, substrata or the ambient air, relating to or arising out of, or caused by the use, handling, storage, treatment, recycling, generation, transportation, release, spilling, leaking, pumping, emptying, discharging, injecting, escaping, leaching, disposal, dumping, threatened release or other management or mismanagement of Regulated Substances resulting from the use of, or operations on, the Property.

                          Environmental Laws shall mean all federal, state,
local and foreign laws and regulations, including permits, orders, judgments, and consent decrees issued, or entered into, pursuant thereto, relating to pollution or protection of human health or the environment or employee safety in the work place.

                          ERISA shall mean the Employee Retirement Income
Security Act of 1974, as the same may be amended or supplemented from time to time, and any successor statute of similar import, and the rules and regulations thereunder, as from time to time in effect.

                          ERISA Group shall mean, at any time, NovaCare, its
Subsidiaries and all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control and all other entities which, together with NovaCare, are treated as a single employer under Section 414 of the Internal Revenue Code.

                          Euro-Rate shall mean with respect to the Revolving
Credit Loans comprising any Borrowing Tranche to which the Revolving Credit Euro-Rate Option applies for any Interest Period, the interest rate per annum determined by the Agent by dividing (the resulting quotient rounded upward to the nearest 1/100 of 1% per annum) (i) the rate of interest determined by the Agent in accordance with its usual procedures (which determination shall be conclusive absent manifest error) to be the "offered" Euro-Rate evidenced by Telerate page 4756 as quoted by Noonan, Astley & Pearce or such other display page on the Telerate System as may replace such page (or appropriate successor or, if Noonan, Astley & Pearce or its successors ceases to provide such quotes, a comparable replacement as determined by the Agent) two (2) Business Days prior to the first day of such Euro-Rate Interest Period for delivery on the first day of such Interest Period in amounts comparable to such Borrowing Tranche and having maturities comparable to such Interest Period by (ii) a number equal to 1.00 minus the Euro-Rate Reserve Percentage. The Euro-Rate may also be expressed by the following formula:

                               [Telerate page 4756 as Quoted by Noonan,]
               Euro-Rate =     [Astley & Pearce or appropriate successor]
                               ------------------------------------------
                               1.00 - Euro-Rate Reserve Percentage

The Euro-Rate shall be adjusted with respect to any Revolving Credit Euro-Rate Option outstanding on the effective date of any change in the Euro-Rate Reserve Percentage as of such effective date. The Agent shall give prompt notice to the Borrowers of the Euro-Rate as determined or adjusted in accordance herewith, which determination shall be conclusive absent manifest error.

                          Euro-Rate Interest Period shall have the meaning
assigned to that term in Section 4.02 hereof.

                          Euro-Rate Reserve Percentage shall mean the maximum
percentage (expressed as a decimal rounded upward to the nearest 1/100 of 1%) as determined by the Agent (which determination shall be conclusive absent manifest error) which is in effect during any relevant period, as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the reserve requirements (including, without limitation, supplemental, marginal and emergency reserve requirements) with respect to eurocurrency funding (currently referred to as "Eurocurrency Liability") of a member bank in such System.

                          Event of Default shall mean any Event of Default
described in Section 9.01 of this Agreement.

                          Excluded Entities shall mean collectively (i) any
Minority Subsidiary or Unaffiliated Managed Company in which a Loan Party has made a Restricted Investment permitted by Section 8.02(i)(v), and (ii) the Excluded Qualifying Subsidiaries, and Excluded Entity shall mean separately any of the Excluded Entities. In addition, effective upon the Spin-Off Consummation, NovaCare Employee Services, Inc. shall be deemed to be an Excluded Entity .

                          Excluded Qualifying Subsidiaries shall mean the
Qualifying Subsidiaries listed on Schedule 1.01(E) as of the Closing Date under the heading "Excluded Qualifying Subsidiaries," as thereafter amended from time to time with the approval of the Required Banks.

                          Existing Lines of Business shall mean the businesses
conducted by the Loan Parties on the Closing Date.

                          Expiration Date shall mean with respect to the
Revolving Credit Commitments, November 28, 1999.

                          Federal Funds Effective Rate for any day shall mean
the rate per annum (based on a year of 360 days and actual days elapsed and rounded upward to the nearest 1/100 of 1%) announced by the Federal Reserve Bank of New York (or any successor) on such day as being the weighted average of the rates on overnight Federal funds transactions arranged by

Federal funds brokers on the previous trading day, as computed and announced by such Federal Reserve Bank (or any successor) in substantially the same manner as such Federal Reserve Bank computes and announces the weighted average it refers to as the "Federal Funds Effective Rate" as of the date of this Agreement; provided, if such Federal Reserve Bank (or its successor) does not announce such rate on any day, the "Federal Funds Effective Rate" for such day shall be the Federal Funds Effective Rate for the last day on which such rate was announced.

                          GAAP shall mean generally accepted accounting
principles as are in effect from time to time, subject to the provisions of
Section 1.03 hereof, and applied on a consistent basis (except for changes in application in which the Borrowers' independent certified public accountants concur) both as to classification of items and amounts.

                          Guaranty of any person shall mean any obligation of
such person guaranteeing or in effect guaranteeing any liability or obligation of any other person in any manner, whether directly or indirectly, including, without limiting the generality of the foregoing, any agreement to indemnify or hold harmless any other person, any performance bond or other suretyship arrangement and any other form of assurance against loss, except endorsement of negotiable or other instruments for deposit or collection in the ordinary course of business.

                          Guaranty Agreements shall mean collectively, the
Guaranty and Suretyship Agreement in substantially the form attached hereto as
Exhibit 1.01(G)(1) executed and delivered by each of the Borrowers to the Agent for the benefit of the Banks and the Guaranty and Suretyship Agreement in substantially the form attached hereto as Exhibit 1.01(G)(2) executed and delivered by each of the Guarantors to the Agent for the benefit of the Banks and Guaranty Agreement shall mean separately any Guaranty Agreement.

                          Guarantors shall mean each Subsidiary of NovaCare
identified as a "Guarantor" on Schedule 6.01(c) and any person which hereafter becomes a party to the Loan Documents and assumes the obligations of a Guarantor thereunder. Each Qualifying Subsidiary of NovaCare which is not a Borrower or an Excluded Qualifying Subsidiary is required to join the Credit Agreement as a Guarantor.

                          Indebtedness shall mean as to any person at any time,
any and all indebtedness, obligations or liabilities (whether matured or unmatured, liquidated or unliquidated, direct or indirect, absolute or contingent, or joint or several) of such person for or in respect of: (i) borrowed money, (ii) amounts raised under or liabilities in respect of any note purchase or acceptance credit facility, (iii) reimbursement obligations under any letter of credit, currency swap agreement, interest rate swap, cap, collar or floor agreement or other interest rate management device, (iv) any other transaction (including without limitation forward sale or purchase agreements, capitalized leases and conditional sales agreements) having the commercial effect of a borrowing of money entered into by such person to finance its operations or capital requirements (but not including trade payables and accrued expenses incurred in the ordinary course of business which are not represented by a promissory note), or (v) any Guaranty of Indebtedness for borrowed money.

                          Indenture shall mean that certain Indenture dated as
of January 15, 1993 between NovaCare and PNC Bank, as Trustee, as the same may be amended, modified, supplemented, restated or replaced from time to time.

                          Insolvency Proceedings shall mean, with respect to
any Person, (a) a case, action or proceeding with respect to such Person (i) before any court or any other Official Body under any bankruptcy, insolvency, reorganization or other, similar Law now or hereafter in effect, or (ii) for the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator, conservator, (or similar official) of any Loan Party or otherwise relating to the liquidation, dissolution, winding-up or relief of such Person, or (b) any general assignment for the benefit of creditors, composition, marshaling of assets for creditors, or other, similar arrangement in respect of such Person's creditors generally or any substantial portion of its creditors; undertaken under any Law.

                          Intercompany Indebtedness shall mean, for periods
prior to the Spin-Off Consummation, all Indebtedness of NovaCare or any of its Subsidiaries, as maker, to NovaCare or any other Subsidiary, as holder, and for periods on or after the Spin-Off Consummation, all Indebtedness of NovaCare or any of its Subsidiaries (other than NovaCare Employee Services, Inc.), as maker, to NovaCare or any other Subsidiary, as holder. It is expressly agreed that for periods on or after the Spin-Off Consummation, neither NovaCare nor any Subsidiary of NovaCare shall make any loans or advances to NovaCare Employee Services, Inc.

                          Interest Payment Date shall mean each date specified
for the payment of interest in Section 5.03.

                          Interest Rate Option shall mean the Revolving Credit
Euro-Rate Option or Revolving Credit Base Rate Option.

                          Internal Revenue Code shall mean the Internal Revenue
Code of 1986, as the same may be amended or supplemented from time to time, and any successor statute of similar import, and the rules and regulations thereunder, as from time to time in effect.

                          Investment shall mean all of the following with
respect to any Investment Entity (as hereinafter defined): (i) investments or contributions by any other Loan Parties directly or indirectly to the capital of or other payments to the Investment Entity; (ii) loans by any other Loan Parties directly or indirectly to such Investment Entity; (iii) guaranties by any other Loan Parties directly or indirectly of the obligations of the Investment Entity; or (iv) other obligations, contingent or otherwise, of any other Loan Parties, to or for the benefit of such Investment Entity. For purposes of the definition of Investment, "Investment Entity" shall mean a Loan Party with respect to which any of the Investments described in clauses (i) through (iv) inclusive of this definition occurs.

                          Labor Contracts shall have the meaning assigned to
that term in Section 6.01(s).

                          Law shall mean any law (including common law),
constitution, statute, treaty, regulation, rule, ordinance, opinion, release, ruling, order, injunction, writ, decree or award of any Official Body.

                          Letter of Credit shall have the meaning assigned to
that term in Section 2.09.

                          Letter of Credit Borrowing shall mean an extension of
credit resulting from a drawing under any Letter of Credit which shall not have been reimbursed on the date when made and shall not have been converted into a Revolving Credit Loan under Section 2.09(d).

                          Letter of Credit Fee shall have the meaning assigned
to that term in Section 2.09.

                          Letters of Credit Outstanding shall mean at any time
the sum of (i) the aggregate undrawn face amount of outstanding Letters of Credit and (ii) the aggregate amount of all unpaid and outstanding Reimbursement Obligations.

                          Lien shall mean any mortgage, deed of trust, pledge,
lien, security interest, charge or other encumbrance or security arrangement of any nature whatsoever, whether voluntarily or involuntarily given, including but not limited to any conditional sale or title retention arrangement, and any assignment, deposit arrangement or lease intended as, or having the effect of, security and any filed financing statement or other notice of any of the foregoing (whether or not a lien or other encumbrance is created or exists at the time of the filing).

                          Loan Documents shall mean this Agreement, the Notes,
the Guaranty Agreements, the Pledge Agreements, the Agent's Fee Letter, the Subordination Agreement (Intercompany), the Borrower Agency Agreement and any other instruments, certificates or documents delivered or contemplated to be delivered hereunder or thereunder or in connection herewith or therewith, as the same may be supplemented or amended from time to time in accordance herewith or therewith, and Loan Document shall mean any of the Loan Documents.

                          Loan Parties shall mean collectively the Borrowers,
the Guarantors, and each person which hereafter becomes a party to the Loan Documents as a Borrower or Guarantor, and Loan Party shall mean any of the Loan Parties. The term Loan Parties shall be deemed also to include all of the Excluded Entities other than the Unaffiliated Managed Companies and the term Loan Party shall be deemed to include any Excluded Entity other than any Unaffiliated Managed Company, in each case, solely for purposes of the representations and warranties contained in Article VI and the covenant contained in Section 8.02(q).

                          Loans shall mean Revolving Credit Loans and Loan
shall mean Revolving Credit Loan.

                          Material Adverse Change shall mean any set of
circumstances or events which (a) has or could reasonably be expected to have any material adverse effect whatsoever upon the validity or enforceability of this Agreement or any other Loan Document, (b) is or could reasonably be expected to be material and adverse to the business, properties, assets, financial condition, results of operations or prospects of the Loan Parties taken as a whole, (c) impairs materially or could reasonably be expected to impair materially the ability of any one or more Loan Parties to duly and punctually pay or perform Indebtedness in principal amount in excess of $1,000,000 in the aggregate, or (d) impairs materially or could reasonably be expected to impair materially the ability of the Agent or any of the Banks, to the extent permitted, to enforce its legal remedies pursuant to this Agreement or any other Loan Document.

                          Member Interests shall have the meaning set forth in
Section 6.01(c).

                          Minimum Net Worth Requirement shall mean

                          (a)     for any period of determination prior to the
Spin-Off Consummation, the sum of the amounts under the following clauses (i),
(ii), (iii) and (iv) reduced by the amount under the following clause (v): (i) $489,675,000, plus (ii) for each fiscal quarter after June 30, 1997, seventy-five percent (75%) of Consolidated Net Income of NovaCare and its Subsidiaries for each fiscal quarter in which net income was earned (as opposed to a net loss), plus (iii) to the extent not included in Consolidated Net Income in the preceding clause (ii), one hundred percent (100%) of federal and state income tax refunds (collectively the "Tax Refunds") received by NovaCare or a Subsidiary of NovaCare during the period of determination relating to the sale by them of their rehabilitation hospitals during the fiscal year ended June 30, 1995, plus (iv) the proceeds received by NovaCare in connection with the sale of shares of its capital stock after deducting any expenses associated with any sale including proceeds from conversion of the Subordinated Debentures, during the period from July 1, 1997 through (and including) the date of determination, minus (v) the cash purchase price of common stock of NovaCare repurchased by NovaCare during the period of determination, up to an aggregate maximum amount for the repurchase of such common stock of $70,000,000 plus the portion of the Tax Refunds used to repurchase such common stock, for all periods after July 1, 1995; and

                          (b)     for any period of determination on and after
the Spin-Off Consummation, the sum of the amounts under the following clauses
(i), (ii), (iii) and (iv) reduced by the amount under the following clause (v):
(i) the amount mutually agreeable to NovaCare and the Agent (which is intended to be consolidated stockholders' equity as determined in accordance with GAAP, as of the date of the Spin-Off Consummation for NovaCare and its Subsidiaries (other than NovaCare Employee Services, Inc.)), plus (ii) seventy-five percent (75%) of Consolidated Net Income of NovaCare and its Subsidiaries (other than NovaCare Employee Services, Inc.) for each fiscal quarter after the date of the Spin-Off Consummation in which net income was earned (as opposed to a net loss), plus (iii) to the extent not included in

Consolidated Net Income in the preceding clause (ii), one hundred percent (100%) of federal and state income tax refunds (collectively the "Tax Refunds") received by NovaCare or a Subsidiary of NovaCare (other than NovaCare Employee Services, Inc.) during the period of determination relating to the sale by them of their rehabilitation hospitals during the fiscal year ended June 30, 1995, plus (iv) the proceeds received by NovaCare in connection with the sale of shares of its capital stock after deducting any expenses associated with any sale including proceeds from conversion of the Subordinated Debentures, during the period from July 1, 1997 through (and including) the date of determination, minus (v) the cash purchase price of common stock of NovaCare repurchased by NovaCare during the period of determination , up to an aggregate maximum amount for the repurchase of such common stock of $70,000,000 plus the portion of the Tax Refunds used to repurchase such common stock, for all periods after July 1, 1995.

                          As NovaCare and the Agent mutually agree in
determining the amount under clause (i) of subsection (b) above, NovaCare and the Agent may further mutually agree to make the following additional adjustments: (x) for the fiscal quarter in which the Spin-Off Consummation occurs (the "Spin-Off Quarter"), the portion of Consolidated Net Income of NovaCare and its Subsidiaries (other than NovaCare Employee Services, Inc.) attributable to the Spin-Off Quarter included in the determination of clause
(ii) of subsection (a) above may be limited to Consolidated Net Income for the period from the first date of the Spin-Off Quarter through and including the date of the Spin-Off Consummation; and (y) the portion of Consolidated Net Income of NovaCare and its Subsidiaries (other than NovaCare Employee Services, Inc.) attributable to the Spin-Off Quarter included in the determination of clause (ii) of subsection (b) above may be limited to Consolidated Net Income for the period from the date following the date of the Spin-Off Consummation through and including the last day of the Spin-Off Quarter.

                          Minority Subsidiary of any person at any time shall
mean (i) any corporation or trust of which more than 5% and not more than 50% (by number of shares or number of votes) of the outstanding capital stock or shares of beneficial interest normally entitled to vote for the election of one or more directors or trustees (regardless of any contingency which does or may suspend or dilute the voting rights) is at such time owned directly or indirectly by such person or one or more of such person's Subsidiaries, (ii) any partnership (other than a limited partnership of which such person is a general partner) of which more than 5% and not more than 50% of the partnership interests is at the time directly or indirectly owned by such person or one or more of such person's Subsidiaries or (iii) any other entity of which such person owns not more than 50% but more than 5% of the ownership interests directly or indirectly.

                          Month, with respect to a Euro-Rate Interest Period,
shall mean the interval between the days in consecutive calendar months numerically corresponding to the first day of such Interest Period. The last day of a calendar month shall be deemed to be such numerically corresponding day for such calendar month (i) if there is no such numerically corresponding day in such calendar month, or (ii) if the first day of such Interest Period is the last Business Day of a calendar month.

                          Multiemployer Plan shall mean any employee benefit
plan which is a "multiemployer plan" within the meaning of Section 4001(a)(3) of ERISA and to which NovaCare, its Subsidiaries or any member of the ERISA Group is then making or accruing an obligation to make contributions or, within the preceding five Plan years, has made or had an obligation to make such contributions.

                          Multiple Employer Plan shall mean a Plan which has
two or more contributing sponsors (including any Borrower or any member of the ERISA Group) at least two of whom are not under common control, as such a plan is described in Sections 4063 and 4064 of ERISA.

                          Notes shall mean Revolving Credit Notes and Note
shall mean any Revolving Credit Note.

                          NovaCare Employee Services, Inc. shall mean NovaCare
Employee Services, Inc., a corporation organized and existing under the laws of the State of Delaware.

                          Official Body shall mean any national, federal,
state, local or other government or political subdivision thereof, or any agency, authority, bureau, central bank, commission, department or instrumentality of any government or political subdivision thereof, or any court, tribunal, grand jury or arbitrator, in each case whether foreign or domestic.

                          Participation Advance shall mean, with respect to any
Bank, such Bank's payment in respect of its participation in a Letter of Credit Borrowing according to its Ratable Share pursuant to Section 2.09(g).

                          PBGC shall mean the Pension Benefit Guaranty
Corporation established pursuant to Subtitle A of Title IV of ERISA or any successor.

                          Permitted Acquisition shall have the meaning assigned
to that term in Section 8.02(d)(ii).

                          Permitted Additional Institutional Indebtedness shall
mean Indebtedness to a Qualified Lender provided that (A) such Indebtedness is unsecured; (B) the agreements governing such Indebtedness shall not contain any provisions which are more restrictive than the provisions of this Agreement and such Indebtedness shall not be senior in priority of payment to the Indebtedness hereunder; and (C) the Loan Parties shall deliver to the Agent on behalf of the Banks drafts of the agreement described in clause (B) at least five (5) Business Days before they incur such Indebtedness.

                          Permitted Additional Subordinated Indebtedness shall
mean Indebtedness which meets each of the following conditions: (A) the documentation governing such Indebtedness shall provide that the rights of the holders thereof shall be subordinate to the rights of the Agent and the Banks with respect to the Indebtedness under the Loan Documents in accordance with the subordination provisions contained in Exhibit 1.01(P)(3), (B) the agreements governing such Indebtedness shall not contain any provisions which are more restrictive than the provisions of this Agreement, and (C) the Loan Parties shall deliver to the Agent on behalf of the Banks copies of drafts of the agreements described in clauses (A) and (B) at least five (5) Business Days before they incur such Indebtedness if the amount of such Indebtedness shall exceed $5,000,000.

                          Permitted Asset Transfer shall mean any sale,
conveyance, assignment, lease, abandonment or other transfer or disposition of assets of any Loan Party, permitted by Sections 8.02(e)(i) or (iv) hereof.

                          Permitted Intercompany Indebtedness shall mean
Intercompany Indebtedness, provided that such Indebtedness is subordinated pursuant to the Subordination Agreement (Intercompany).

                          Permitted Investments shall mean investments by the
Loan Parties in any of the following:

                          (i)     direct obligations of the United States of
America ("U.S.A.") or any agency or instrumentality thereof or obligations backed by the full faith and credit of the U.S.A. maturing within two (2) years;

                          (ii)    any obligation of any state which is part of
the U.S.A. or any obligation of any county or local governmental body of any such state provided that each of the following criteria are met: (A) such obligation matures within five (5) years; (B) the weighted average of the maturities (measured in numbers of years including fractions thereof) of all such obligations held by the Loan Parties is equal to or less than three (3) years; (C) such obligation is rated not lower than Baa-2 by Moody's Investors Service Inc. or BBB by Standard & Poor's Corporation (or equivalent rating) and so long as the uninsured and unguaranteed general obligation debt of such state, county or local governmental body is rated, at the time of purchase and thereafter, not lower than Baa-2 by Moody's Investors Service Inc. or BBB by Standard & Poor's Corporation (or equivalent rating); (D) the Weighted Average Rating of all such obligations held by the Loan Parties is Aa-2 by Moody's Investors Service Inc. or AA by Standard & Poor's Corporation (or equivalent rating); and (E) so long as the uninsured and unguaranteed general obligation debt of each state, county or local governmental body relating to each such obligation of the Loan Parties is rated, the Weighted Average Rating of all such debt at the time of purchase and thereafter shall not be lower than Aa-2 by Moody's Investors Service Inc. or AA by Standard & Poor's Corporation (or equivalent rating);

                          (iii)   commercial paper maturing in two hundred and
seventy (270) days or less rated not lower than A-1 by Standard & Poor's Corporation or P-1 by Moody's Investors Service Inc. on the date of acquisition;

                          (iv)    demand deposits, time deposits or
certificates of deposit maturing within six (6) months in (A) any U.S. financial institution which is a member of the Federal Reserve System, or (B) any non-U.S. financial institution ranked among the fifty (50) largest in the world by assets (as listed by the American Banker Journal) or a non-U.S. financial institution with a net worth of at least $750 million, which institution described in this clause (B) has a credit quality rated at least A-1 or A by Standard & Poor's Corporation (or equivalent rating);

                          (v)     investments in money-market funds rated AAm
or AAm-G or higher by Standard & Poor's Corporation (or equivalent rating) whose net asset value remains a constant $1.00 per share;

                          (vi)    in any fiscal year, investments in the
aggregate in such fiscal year of up to $5 million in tax advantaged real estate partnerships; and

                          (viii)  other investments existing on the Closing
Date listed on Schedule 1.01(P)(1) (except for repurchase agreements which are addressed in clause (v) above).

                          Permitted Investment in Excluded Entities shall mean
Restricted Investments in Excluded Entities which do not exceed in the aggregate $50,000,000 for all Excluded Entities or the following amount as to any individual Excluded Entity: (i) $5,000,000, in the case of a Restricted Investment in an Excluded Entity which is a Minority Subsidiary; (ii) $10,000,000, in the case of a Restricted Investment in an Excluded Entity which is a Subsidiary; and (iii) $1,000,000, in the case of a Restricted Investment in either an Unaffiliated Managed Company or an entity which is neither a Subsidiary nor a Minority Subsidiary, and (iv) for periods on and after the Spin-Off Consummation, $0, in the case of any Restricted Investment in NovaCare Employee Services, Inc. In addition, the aggregate Restricted Investments in Excluded Entities of the type described in clause (iii) of the preceding sentence shall not exceed $5,000,000. Notwithstanding anything in this Agreement to the contrary, for periods on and after the Spin-Off Consummation, no Restricted Investments shall be made by NovaCare or any Subsidiary of NovaCare in NovaCare Employee Services, Inc.

                          Permitted Liens shall mean:

                          (i)     Liens for taxes, assessments, or similar
charges, incurred in the ordinary course of business and which are not yet due and payable;

                          (ii)    Pledges or deposits made in the ordinary
course of business to secure payment of workers' compensation, or to participate in any fund in connection with workers' compensation, unemployment insurance, old-age pensions or other social security programs or pledges, deposits or contributions under trust agreements to secure obligations with respect to employee benefit plans;

                          (iii)   Liens of mechanics, materialmen,
warehousemen, carriers, or other like Liens, securing obligations incurred in the ordinary course of business that are not yet due and payable and Liens of landlords securing obligations to pay lease payments that are not yet due and payable or in default;

                          (iv)    Good faith pledges or deposits made in the
ordinary course of business to secure performance of bids, tenders, progress or advance payments, contracts (other than for the repayment of borrowed money) or leases, not in excess of the aggregate amount due thereunder, or to secure statutory obligations, or surety, appeal, indemnity, performance or other similar bonds required in the ordinary course of business (except that appeal bonds shall be permitted even if they are required outside of the ordinary course of business);

                          (v)     Encumbrances consisting of zoning
restrictions, easements, reservations or other restrictions on the use of real property, none of which materially impairs the use of such property as currently used or the present value thereof, and none of which is violated in any material respect by existing or proposed structures or land use;

                          (vi)    Liens in favor of the Agent for the benefit
of the Banks;

                          (vii)   Liens securing obligations under leases
permitted in Section 8.02(a)(iii) provided that such Liens are limited to the property under lease;

                          (viii)  Any Lien existing on the date of this
Agreement, which if securing Indebtedness in excess of $1,000,000 individually or $3,000,000 in the aggregate, is described on Schedule 1.01(P)(2) hereto, provided that the principal amount secured thereby is not hereafter increased and no additional assets become subject to such Lien (other than with respect to after-acquired property clauses in effect on the date hereof);

                          (ix)    Liens described in Sections 8.02(a)(v)(A)(2)
and 8.02(a)(vi) on assets (A) acquired in Permitted Acquisitions securing Indebtedness assumed in connection therewith or (B) of a person the ownership interests of which are acquired by a Loan Party in a Permitted Acquisition securing Indebtedness of such person existing prior to the date of such acquisition;

                          (x)     Purchase Money Security Interests securing
Indebtedness permitted under Section 8.02(a)(v)(A)(1); and

                          (xi)    The following, (A) if the validity or amount
thereof is being contested in good faith by appropriate and lawful proceedings diligently conducted so long as levy and execution thereon have been stayed and continue to be stayed or (B) if a final judgment is entered and such judgment is discharged within thirty (30) days of entry, and in either case they do not affect the Pledged Collateral (or, in the event that they do affect the Pledged Collateral, the Loan Parties have provided adequate security satisfactory to the Banks', in the Banks' sole discretion) or, in the aggregate, materially impair the ability of the Loan Parties to perform their obligations hereunder or under the other Loan Documents:

                                  (1)      Claims or Liens for taxes,
                 assessments or charges due and payable and subject to interest or penalty, provided that the applicable Loan Party maintains such reserves or other appropriate provisions as shall be required by

                 GAAP and pays all such taxes, assessments or charges forthwith upon the commencement of proceedings to foreclose any such Lien;

                                  (2)      Claims, Liens or encumbrances upon,
                 and defects of title to, real or personal property other than the Pledged Collateral (or, in the event that they do affect the Pledged Collateral, the Loan Parties have provided adequate security satisfactory to the Banks, in the Banks' sole discretion), including any attachment of personal or real property or other legal process prior to adjudication of a dispute on the merits; or

                                  (3)      Claims or Liens of mechanics,
                 materialmen, warehousemen, carriers, or other statutory nonconsensual Liens.

                          Permitted Line of Business shall mean, for any period
through but not including the date of the Spin-Off Consummation, the business engaged in by NovaCare and its Subsidiaries as described in the Annual Report, SEC Form 10-K of NovaCare and its Subsidiaries, dated June 30, 1997 (the "Existing Business"), and for periods on and after the date of the Spin-Off Consummation, the Existing Business but expressly excluding and prohibiting the ownership or operation of Professional Employment Organizations, other than the continued ownership of by NovaCare of common stock of NovaCare Employee Services, Inc. in accordance with Section 8.02(i).

                          Permitted NovaCare Guaranty shall have the meaning
set forth in Section 8.02(a)(vi)(D).

                          Person shall mean any individual, corporation,
partnership, association, joint-stock company, trust, unincorporated organization, joint venture, government or political subdivision or agency thereof, or any other entity.

                          Plan shall mean at any time an employee pension
benefit plan (including a Multiple Employer Plan but not a Multiemployer Plan) which is covered by Title IV of ERISA or is subject to the minimum funding standards under Section 412 of the Internal Revenue Code and either (i) is maintained by any member of the ERISA Group for employees of any member of the ERISA Group or (ii) has at any time within the preceding five years been maintained by any entity which was at such time a member of the ERISA Group for employees of any entity which was at such time a member of the ERISA Group.

                          Pledge Agreements shall mean the Pledge Agreement in
substantially the form attached hereto as Exhibit 1.01(P)(4) executed and delivered by NovaCare and each other Borrower which owns stock in any other Loan Party, Exhibit 1.01(P)(5) executed and delivered by each Guarantor which owns stock in any other Loan Party, Exhibit 1.01(p)(6) executed and delivered by each Borrower or Guarantor which owns any partnership interests in any other Loan Party, and any other form of agreement, in form and substance acceptable to the Agent, pledging any interests in a Loan Party (including, without limitation, ownership interests in any Loan Party which is a limited liability company) or the equity interests in an Excluded Entity owned by any Loan Party executed and delivered by the holders of such interests, in each instance to the Agent for the benefit of the Banks, and Pledge Agreement shall mean separately any Pledge Agreement.

                          Pledged Collateral shall have the meaning assigned to
that term in the Pledge Agreements.

                          PNC Bank shall mean PNC Bank, National Association.

                          Pooling Consideration shall mean with respect to any
Permitted Acquisition which would be accounted for as a "pooling of interests" under GAAP, the sum of:

                          (i)     the fair market value (determined as of the
date of the signing of the definitive acquisition agreement, provided that such Permitted Acquisition shall close within one hundred and twenty (120) days following such signing) of any stock issued by NovaCare in connection with such merger; and

                          (ii)    cash paid in lieu of fractional shares or
with respect to dissenters' rights to the extent that the amount thereof can be ascertained on or before the date which is fifteen (15) Business Days prior to the date on which the closing of such Permitted Acquisition is scheduled to occur.

                          Pooling Partner shall mean a person, which is not a
Subsidiary or Minority Subsidiary of NovaCare, engaged in a merger or other transaction with a Loan Party which is accounted for under GAAP as a "pooling of interests" and as a result of which a Loan Party acquires all of the assets of such person or at least ninety percent of each class of voting capital stock of such person.

                          Potential Default shall mean any event or condition
which with notice, passage of time or a determination by the Agent or the Required Banks, or any combination of the foregoing, would constitute an Event of Default.

                          Principal Office shall mean the main banking office
of the Agent, Fifth Avenue and Wood Street, Pittsburgh, Pennsylvania 15265.

                          Prior Security Interest shall mean a valid and
enforceable perfected first priority security interest under the Uniform Commercial Code in the Pledged Collateral.

                          Professional Employment Organization shall mean a
Person who through contractual arrangements provides the service of payroll and human resource functions to non-affiliated businesses.

                          Prohibited Transaction shall mean any prohibited
transaction as defined in Section 4975 of the Internal Revenue Code or Section 406 of ERISA for which neither an individual nor a class exemption has been issued by the United States Department of Labor.

                          Property shall mean all real property, both owned and
leased, of the Loan Parties.

                          Purchase Money Security Interest shall mean Liens
upon tangible personal property securing loans to any Loan Party or deferred payments by a Loan Party for the purchase of such tangible personal property.

                          Purchasing Bank shall mean a Bank which becomes a
party to this Agreement by executing an Assignment and Assumption Agreement.

                          Qualified Lender shall mean any person or persons,
other than a commercial bank or any other organization which provides revolving credit loans to third parties in the ordinary course of its business.

                          Qualifying Subsidiary at any time shall mean (i) any
corporation or trust of which more than 80% (by number of shares or number of votes) of the outstanding capital stock or shares of beneficial interest normally entitled to vote for the election of one or more directors or trustees (regardless of any contingency which does or may suspend or dilute the voting rights) is at such time owned directly or indirectly by NovaCare or one or more of NovaCare's Subsidiaries, (ii) any limited partnership of which NovaCare is a general partner or of which more than 80% of the partnership interests is at the time directly or indirectly owned by NovaCare or one or more of NovaCare's Subsidiaries, (iii) any general partnership of which NovaCare or one or more of NovaCare's Subsidiaries owns directly or indirectly more than 80% of the general partnership interests, or (iv) any other entity of which NovaCare or one or more of its Subsidiaries owns directly or indirectly more than 80% of the ownership interests.

                          Ratable Share shall mean the proportion that a Bank's
Revolving Credit Commitment bears to the Revolving Credit Commitments of all of the Banks.

                          Regulated Substances shall mean any substance,
including without limitation any solid, liquid, gaseous, thermal or thoriated material, refuse, garbage, wastes, chemicals, petroleum products or by-products, dust, scrap, PCB's, heavy metals, any substances defined as "hazardous substances," "pollutants," "pollution," "contaminant," "hazardous or toxic substances," "toxic wastes," "regulated substances," "industrial waste," "residual waste," "solid wastes," "municipal wastes," "infectious waste," "chemotherapeutic waste," "medical waste" or any related materials or substances as now or hereafter defined pursuant to any Environmental Laws, ordinances, rules or directives of any Official Body, the generation, manufacture, processing, distribution, treatment, storage, disposal, transport, recycling, reclamation, use, reuse or other management or mismanagement of which is regulated by the Environmental Laws.

                          Regulation U shall mean Regulation U, T, G or X as
promulgated by the Board of Governors of the Federal Reserve System, as amended from time to time.

                          Remaining Banks shall have the meaning set forth in
Section 5.04(b).

                          Reportable Event means a reportable event described
in Section 4043 of ERISA and regulations thereunder with respect to a Plan or Multiemployer Plan.

                          Required Banks shall mean (i) if there are no
Revolving Credit Loans outstanding, Banks whose Revolving Credit Commitments aggregate at least 66-2/3% of the Revolving Credit Commitments of all of the Banks, or (ii) if there are Revolving Credit Loans outstanding, Banks whose Revolving Credit Loans outstanding aggregate at least 66-2/3% of the total principal amount of the Revolving Credit Loans outstanding hereunder.

                          Restricted Excluded Entities shall mean collectively
the Excluded Entities which have incurred Restricted Indebtedness, and Restricted Excluded Entity shall mean separately any of the Restricted Excluded Entities.

                          Restricted Indebtedness shall mean with respect to
any Excluded Entity, Indebtedness incurred by such Excluded Entity.

                          Restricted Investments shall mean all of the
following with respect to any one or more of the Excluded Entities: (i) investments or contributions by any of the Loan Parties directly or indirectly in or to the capital of or other payments to (except in connection with transactions for fair value in the ordinary course of business) such Excluded Entities, (ii) loans by any of the Loan Parties directly or indirectly to such Excluded Entities, (iii) guaranties by any of the Loan Parties directly or indirectly of the obligations of such Excluded Entities, or (iv) other obligations, contingent or otherwise, of any of the Loan Parties to or for the benefit of such Excluded Entities. If the nature of a Restricted Investment is tangible property then the amount of such Restricted Investment shall be determined by valuing such property at fair value in accordance with the past practice of the Loan Parties and such fair values shall be satisfactory to the Agent, in its sole discretion.

                          Revolving Credit Base Rate Option shall have the
meaning assigned to that term in Section 4.01(a)(i).

                          Revolving Credit Base Rate Portion shall mean the
portion of the Revolving Credit Loans bearing interest at any time under the Revolving Credit Base Rate Option.

                          Revolving Credit Commitment shall mean as to any Bank
at any time, the amount initially set forth opposite its name on Schedule 1.01(B) hereto in the column labeled "Amount of Commitment for Revolving Credit Loans," and thereafter on Schedule 1 to the most recent Assignment and Assumption Agreement, and Revolving Credit Commitments shall mean the aggregate Revolving Credit Commitments of all of the Banks.

                          Revolving Credit Euro-Rate Option shall have the
meaning assigned to that term in Section 4.01(a)(ii).

                          Revolving Credit Euro-Rate Portion shall mean the
portion of the Revolving Credit Loans bearing interest at any time under the Revolving Credit Euro-Rate Option.

                          Revolving Facility Usage shall mean at any time the
sum of the Revolving Credit Loans outstanding and the Letters of Credit Outstanding.

                          Revolving Credit Loan Request shall mean a request
for Revolving Credit Loans made in accordance with Section 2.05 hereof.

                          Revolving Credit Loans shall mean collectively and
Revolving Credit Loan shall mean separately all Revolving Credit Loans or any Revolving Credit Loan made by the Banks or one of the Banks to the Borrowers pursuant to Section 2.01 hereof.

                          Revolving Credit Notes shall mean the Revolving
Credit Notes of the Borrowers in the form of Exhibit 1.01(R) hereto evidencing the Revolving Credit Loans together with all amendments, extensions, renewals, replacements, refinancings or refundings thereof in whole or in part.

                          Sale Price shall mean, with respect to any sale by
any of the Loan Parties of its assets, the sum of (i) cash paid by the buyer at closing, (ii) the face amount of any deferred payments to be paid by the buyer after closing, (iii) the amount of any debt assumed or guaranteed by the buyer, plus (iv) the fair market value of any other consideration given by the buyer in connection therewith.

                          Selected Banks shall have the meaning given to such
term in Section 5.04(b).

                          Sixth Amendment Effective Date shall mean June 30,
1996.

                          Solvent shall mean, with respect to any person on a
particular date, that on such date (i) the fair value of the property of such person is greater than the total amount of liabilities, including, without limitation, contingent liabilities, of such person, (ii) the present fair saleable value of the assets of such person is not less than the amount that will be required to pay the probable liability of such person on its debts as they become absolute and matured, (iii) such person is able to realize upon its assets and pay its debts and other liabilities, contingent obligations and other commitments as they mature in the normal course of business, (iv) such person does not intend to, and does not believe that it will, incur debts or liabilities beyond such person's ability to pay as such debts and liabilities mature, and (v) such person is not engaged in business or a transaction, and is not about to engage in business or a transaction, for which such person's property would constitute unreasonably small capital after giving due consideration to the prevailing practice in the industry in which such person is engaged. In computing the amount of contingent liabilities at any time, it is intended that such liabilities will be computed at the amount which, in light of all the facts and circumstances existing at such time, represents the amount that can reasonably be expected to become an actual or matured liability.

                          Spin-Off shall mean that certain transaction pursuant
to which the following shall have occurred: (i) NovaCare shall have either completed a spin-off of a percentage of its ownership interests in, or caused the issuance, through an initial public offering of stock, of additional shares of capital stock of NovaCare Employee Services, Inc. and as a result of such transaction, NovaCare, after giving effect thereto, shall own at least 65% of all of the issued and outstanding equity interests of NovaCare Employee Services, Inc., (ii) the aggregate proceeds to NovaCare or NovaCare Employee Services, Inc. (in either case, net of all reasonable and customary transaction fees and costs and all federal, state and local income taxes in connection therewith) shall be at least $45 million, and (iii) NovaCare Employee Services, Inc. shall repay all outstanding Indebtedness as of the Spin-Off Consummation, together with accrued interest thereon, of NovaCare Employee Services, Inc. to NovaCare.

                          Spin-Off Consummation shall mean the date of the
consummation of the Spin-Off (which shall be on or before December 31, 1997) in accordance with and subject to the satisfaction of all of the terms and conditions set forth in Section 8.02(e).

                          Spin-Off Documents shall have the meaning set forth
in Section 8.02(e)(v).

                          Subordinated Debentures shall mean the $175 million
in original principal amount of 5-1/2% Convertible Subordinated Debentures Due 2000 issued by NovaCare pursuant to the Indenture.

                          Subordinated Indebtedness shall mean the Indebtedness
of NovaCare or the other Loan Parties under the Subordinated Indebtedness Documents.

                          Subordinated Indebtedness Documents shall mean the
Indenture and other documents evidencing Indebtedness which is subordinated to the Indebtedness of the Loan Parties to the Banks pursuant to Section 8.01(l), and all other instruments, certificates or documents delivered or contemplated to be delivered in connection therewith, as any of the foregoing may be supplemented or amended from time to time in accordance herewith.

                          Subordination Agreement (Intercompany) shall mean the
Subordination Agreement in the form of Exhibit 1.01(S) hereto pursuant to which the Loan Parties subordinate their rights to collect loans made to other Loan Parties to the rights of the Banks to collect Indebtedness of the Loan Parties to the Banks under the Loan Documents.

                          Subsidiary of any person at any time shall mean (i)
any corporation or trust of which more than 50% (by number of shares or number of votes) of the outstanding capital stock or shares of beneficial interest normally entitled to vote for the election of one or more directors or trustees (regardless of any contingency which does or may suspend or dilute the voting rights) is at such time owned directly or indirectly by such person or one or more of such person's Subsidiaries, or any limited partnership of which such person is a general partner or any partnership of which more than 50% of the partnership interests is at the time directly or indirectly owned by such person or one or more of such person's Subsidiaries or (ii) any other entity of which such person owns more than 50% of the ownership interests, directly or indirectly, and (iii) any corporation, trust, partnership or other entity which is controlled or capable of being controlled by such person or one or more of such person's Subsidiaries.

                          Subsidiary Shares shall have the meaning assigned to
that term in Section 6.01(c).

                          Termination Date shall have the meaning set forth in
Section 5.04(b).

                          Transferor Bank shall mean the selling Bank pursuant
to an Assignment and Assumption Agreement.

                          Unaffiliated Managed Company shall mean a person
which is not an Affiliate, Subsidiary or Minority Subsidiary of NovaCare and with which any of the Loan Parties have entered into a contract providing for the management by one or more of the Loan Parties of one or more businesses owned by such person; provided that such businesses would be permitted under
Section 8.02(g) if they were owned by the Loan Parties.

                          Uniform Commercial Code shall have the meaning
assigned to that term in Section 6.01(o).

                          Weighted Average Rating shall mean with respect to
obligations of states, counties or local governmental bodies held by the Loan Parties, or with respect to the general obligation debt of each state, county or local government body which issued such obligations, a weighted average determined by (1) first, converting the rating of each such obligation or such debt, as the case may be, to a whole number based on the table set forth below,
(2) second, computing a weighted average of such whole numbers, with weighting based on the amount of such obligations, and rounding such average to the next lowest whole number, and (3) third, converting the whole number determined in the second step above back to a rating based on the table.

               Rating
-----------------------------------------------------
   Equal to                                                                        Number Assigned
or greater than                 But less than                                      To Such Rating
---------------                 -------------                                      --------------
Aaa-1 or AAA                                                                                  4
Aa-2 or AA                      Aaa-1 or AAA                                                  3
A-2 or A                        Aa-2 or AA                                                    2
Baa-2 or BBB                    A-2 or A                                                      1

Exhibit 1.01(W) sets forth an example of such computation.

                 1.02 Construction. Unless the context of this Agreement otherwise clearly requires, references to the plural include the singular, the singular the plural and the part the whole, "or" has the inclusive meaning represented by the phrase "and/or," and "including" has the meaning represented by the phrase "including without limitation." References in this Agreement to "determination" of or by the Agent or the Banks shall be deemed to include good faith estimates by the Agent or the Banks (in the case of quantitative determinations) and good faith beliefs by the Agent or the Banks (in the case of qualitative determinations). Whenever the Agent or the Banks are granted the right herein to act in its or their sole discretion or to grant or withhold consent such right shall be exercised in good faith. The words "hereof," "herein," "hereunder" and similar terms in this Agreement refer to this Agreement as a whole and not to any particular provision of this Agreement. The section and other headings contained in this Agreement and the Table of Contents preceding this Agreement are for reference purposes only and shall not control or affect the construction of this Agreement or the interpretation thereof in any respect. Section, subsection, schedule and exhibit references are to this Agreement unless otherwise specified.

                 1.03 Accounting Principles. Except as otherwise provided in this Agreement, all computations and determinations as to accounting or financial matters and all financial statements to be delivered pursuant to this Agreement shall be made and prepared in accordance with GAAP (including principles of consolidation where appropriate), and all accounting or financial terms shall have the meanings ascribed to such terms by GAAP. The Loan Parties and the Banks will in good faith attempt to agree upon appropriate changes to the financial covenants hereunder if GAAP changes after the Closing Date and such change materially changes the application of such covenants to the business of NovaCare and its Subsidiaries.

                                   ARTICLE II
                           REVOLVING CREDIT FACILITY

                 2.01 Revolving Credit Borrowing. Subject to the terms and conditions hereof and relying upon the representations and warranties herein set forth, each Bank severally agrees to make revolving credit loans (the "Revolving Credit Loans") to any of the Borrowers at any time or from time to time on or after the date hereof to, but not including, the Expiration Date, in an aggregate principal amount not to exceed at any one time such Bank's Revolving Credit Commitment minus such Bank's Ratable Share of the Letters of Credit Outstanding. Within such limits of time and amount and subject to the other provisions of this Agreement, the Borrowers may borrow, repay and reborrow pursuant to this Section 2.01. In no event shall the aggregate of outstanding Revolving Credit Loans and Letters of Credit Outstanding as of any date exceed the Revolving Credit Commitments as of such date, and the entire outstanding principal amount of the Revolving Credit Loans shall be due and payable on the Expiration Date.

                 2.02 Nature of Banks' Obligations with Respect to Revolving Credit Loans. Each Bank shall be obligated to participate in each request for Revolving Credit Loans pursuant to Section 2.05 hereof in accordance with its Ratable Share. The aggregate of each Bank's Revolving Credit Loans outstanding hereunder to the Borrowers at any time shall never exceed its Revolving Credit Commitment minus its Ratable Share of the aggregate undrawn face amount of Letters of Credit Outstanding. The obligations of each Bank hereunder are several. The failure of any Bank to perform its obligations hereunder shall not affect the obligations of the

Borrowers to any other party nor shall any other party be liable for the failure of such Bank to perform its obligations hereunder. The Banks shall have no obligation to make Revolving Credit Loans hereunder on or after the Expiration Date.

                 2.03 Commitment Fees; Closing Fees. The Borrowers, jointly and severally, agree to pay to the Agent for the account of each Bank, as consideration for such Bank's Revolving Credit Commitment hereunder, a commitment fee (the "Commitment Fee") equal to the per annum rate (computed on the basis of a year of 365 days or 366 days, as the case may be, and actual days elapsed) set forth below as the "Applicable Commitment Fee", on the average daily difference between the unborrowed amount of such Bank's Revolving Credit Commitment as the same may be constituted from time to time and such Bank's Ratable Share of Letters of Credit Outstanding. The Applicable Commitment Fee shall be calculated and determined based upon the ratio of (a) Consolidated Funded Debt to (b) Consolidated Cash Flow from Operations. Such ratio shall be computed as of the end of each quarter. Consolidated Cash Flow from Operations shall be computed at the end of each quarter for the four fiscal quarters then ended. Adjustments to the Commitment Fee attributable to a change in such ratio shall be effective (a) on the Delivery Date for the Borrower's consolidated financial statements for such quarter if the Applicable Commitment Fee is to be increased and (b) on the later of the Delivery Date for such financial statements or the date on which such financial statements are actually delivered to the Agent and the Banks if the Applicable Commitment Fee is to be decreased.

                 Ratio of Consolidated                              Applicable
                 Funded Debt to Consolidated                        Commitment
                 Cash Flow from Operations                          Fee Per Annum
                 ---------------------------                        -------------
                 Greater than or equal to                           .25%
                 2.00 to 1.0

                 Less than 2.00 to 1.0                              .20%

                          The Commitment Fees shall be payable in arrears on
the first Business Day of each July, October, January and April after the date hereof and on the Expiration Date or upon acceleration of the Revolving Credit Notes.

                 2.04 Voluntary Reduction of Commitment. The Borrowers shall have the right at any time and from time to time upon five (5) Business Days' prior written notice to the Agent to permanently reduce, in minimum amount of $5,000,000 and whole multiples of $1,000,000 of principal, or terminate the Revolving Credit Commitments without penalty or premium, except as hereinafter set forth, provided that any such reduction or termination shall be accompanied by (a) the payment in full of any Commitment Fee then accrued on the amount of such reduction or termination and (b) prepayment of the Revolving Credit Notes, together with the full amount of interest accrued on the principal sum to be prepaid (and all amounts referred to in Section 5.06 hereof), to the extent that the aggregate amount thereof then outstanding exceeds the Revolving Credit Commitments as so reduced or terminated. Except as provided in Section 5.04(b) each

Bank's Revolving Credit Commitment shall be reduced by its Ratable Share of the reduction in the Revolving Credit Commitments. From the effective date of any such reduction or termination, the obligations of the Borrowers to pay the Commitment Fee pursuant to Section 2.03 shall correspondingly be reduced or cease.

                 2.05 Revolving Credit Loan Requests. Except as otherwise provided herein, the Borrowers, through NovaCare as their agent pursuant to the Borrower Agency Agreement, may from time to time prior to the Expiration Date request the Banks to make Revolving Credit Loans, or renew or convert the Interest Rate Option applicable to existing Revolving Credit Loans, by the delivery to the Agent, not later than 10:00 a.m. Pittsburgh time (i) three (3) Business Days prior to the proposed Borrowing Date with respect to the making of Revolving Credit Loans to which the Revolving Credit Euro-Rate Option applies or the conversion to or the renewal of the Revolving Credit Euro-Rate Option for any Revolving Credit Loans; and (ii) one (1) Business Day prior to either the proposed Borrowing Date with respect to the making of a Revolving Credit Loan to which the Revolving Credit Base Rate Option applies or the last day of the preceding Euro-Rate Interest Period with respect to the conversion to the Revolving Credit Base Rate Option for any Revolving Credit Loan, of a duly completed request therefor substantially in the form of Exhibit 2.05 or a request by telephone immediately confirmed in writing by letter, facsimile or telex in such form (each, a "Revolving Credit Loan Request"), it being understood that the Agent may rely in good faith on the authority of any person making such a telephonic request and purporting to be an Authorized Officer. Each Revolving Credit Loan Request shall be irrevocable and shall (i) specify the proposed Borrowing Date; (ii) specify the aggregate amount of the proposed Revolving Credit Loans comprising the Borrowing Tranche, which shall be in integral multiples of $500,000 and not less than $1,500,000 for Revolving Credit Loans to which the Revolving Credit Euro-Rate Option applies and not less than the lesser of $500,000 or the maximum amount available for Revolving Credit Loans to which the Revolving Credit Base Rate Option applies; (iii) specify whether the Revolving Credit Euro-Rate Option or Revolving Credit Base Rate Option shall apply to the proposed Revolving Credit Loans comprising the Borrowing Tranche; (iv) in the case of Revolving Credit Loans to which the Revolving Credit Euro-Rate Option applies, specify an appropriate Euro-Rate Interest Period for the proposed Revolving Credit Loans comprising the Borrowing Tranche; (v) specify the Borrower to which each Borrowing Tranche is to apply and the amount of such Borrowing Tranche allocable to such Borrower;
(vi) certify that the use by the Borrower of the Revolving Credit Loan proceeds is a use permitted by Section 2.08; and (vii) certify that no Event of Default or Potential Default has occurred and is continuing after giving effect to the proposed Revolving Credit Loan.

                 2.06 Making Revolving Credit Loans. The Agent shall, promptly after receipt by it of a Revolving Credit Loan Request pursuant to
Section 2.05, notify the Banks of its receipt of such Revolving Credit Loan Request specifying: (i) the proposed Borrowing Date and the time and method of disbursement of such Revolving Credit Loan; (ii) the amount and type of such Revolving Credit Loan and the applicable Euro-Rate Interest Period (if any);
(iii) the apportionment among the Banks of the Revolving Credit Loans as determined by the Agent in accordance with Section 2.02 hereof; and (iv) the Borrower to which each Borrowing Tranche is to apply and the amount of such Borrowing Tranche allocable to such Borrower. Each Bank shall remit the principal amount of each Revolving Credit Loan to the Agent such that the Agent is able to, and the Agent shall, to the extent the Banks have made funds available to it for such purpose, fund such Revolving Credit Loan to the Borrower or Borrowers in U.S. Dollars and immediately available funds at the Principal Office prior to 2:00 P.M. Pittsburgh time on the Borrowing Date, provided that if any Bank fails to remit such funds to the Agent in a timely manner the Agent may elect in its sole discretion to fund with its own funds the Revolving Credit Loan of such Bank on the Borrowing Date.

                 2.07 Revolving Credit Notes. The obligation of each Borrower to repay the aggregate unpaid principal amount of the Revolving Credit Loans made to it by each Bank, together with interest and fees thereon, shall be evidenced by a Revolving Credit Note dated the Closing Date in substantially the form attached hereto as Exhibit 1.01(R) payable to the order of such Bank. Each such note shall be in a face amount equal to the Revolving Credit Commitment of such Bank. Notwithstanding that NovaCare may request Revolving Credit Loans on behalf of a Borrower or Borrowers in accordance with Section 2.05, the Borrowers shall internally account on an individual Borrower basis for the use of the proceeds of the Revolving Credit Loans by each Borrower, and further the Borrowers warrant that they have customary and sufficient accounting procedures in order to accomplish such accounting.

                 2.08 Use of Proceeds. The proceeds of the Revolving Credit Loans shall be used by the Borrowers only for: (i) Permitted Acquisitions and the refinancing of Indebtedness assumed in connection therewith , (ii) the development of health care related businesses and facilities and for periods prior to the Spin-Off Consummation, Professional Employment Organizations, each as permitted under this Agreement and (iii) general corporate purposes, provided, however, that no portion of the Revolving Credit Loans shall be used directly or indirectly for the purpose of repaying or redeeming the Subordinated Debentures.

                 2.09     Letter of Credit Subfacility.

                          (a)     NovaCare as agent for any Borrower may
request the issuance of, on the terms and conditions hereinafter set forth, standby letters of credit (each a "Letter of Credit" and collectively, "Letters of Credit") by delivering to the Agent a completed application and agreement for letters of credit in such form as the Agent may specify from time to time by no later than 10:00 a.m., Pittsburgh time, at least three (3) Business Days, or such shorter period as may be agreed to by the Agent, in advance of the proposed date of issuance. Subject to the terms and conditions hereof and in reliance on the agreements of the other Banks set forth in this Section 2.09, the Agent will issue a Letter of Credit provided that each Letter of Credit shall (A) have a maximum maturity of twelve (12) months from the date of issuance, and (B) in no event expire later than ten (10) Business Days prior to the Expiration Date and providing that in no event shall (i) the Letters of Credit Outstanding exceed, at any one time, $15,000,000 or (ii) the Revolving Facility Usage exceed, at any one time, the Revolving Credit Commitments.
Schedule 2.09 hereto lists letters of credit which PNC Bank issued for the accounts of certain of the Loan Parties prior to the date hereof and which shall remain outstanding after the Closing

Date (the "Existing Letters of Credit"). Each Existing Letter of Credit shall be a Letter of Credit hereunder on and after the Closing Date and the provisions of this Section 2.09 shall apply to such Existing Letter of Credit. (Schedule 2.09 also lists all amounts of Loans, interest and expenses outstanding under the Prior Credit Agreement.)

                          (b)     The Borrower shall pay to the Agent for the
ratable account of the Banks a fee (the "Letter of Credit Fee") equal to the Applicable Percentage Over Euro-Rate which is then in effect which fee shall be computed on the face amount of each Letter of Credit and shall be payable quarterly in arrears commencing with the first Business Day of each April, July, October and January following issuance of each Letter of Credit and on the expiration date for each Letter of Credit. The Borrower shall pay to the Agent for its own account a fronting fee equal to 1/16% per annum, which fee shall be computed on the face amount of each Letter of Credit and shall be payable quarterly in arrears commencing with the first business day of each October, January, April and July following issuance of each letter of credit and on the expiration date for each Letter of Credit. The Borrower shall also pay to the Agent the Agent's then in effect customary fees and administrative expenses payable with respect to Letters of Credit as the Agent may generally charge or incur from time to time in connection with the issuance, maintenance, modification (if any), assignment or transfer (if any), negotiation and administration of Letters of Credit.

                          (c)     Immediately upon the issuance of each Letter
of Credit, each Bank shall be deemed to, and hereby irrevocably and unconditionally agrees to, purchase from the Agent a participation in such Letter of Credit and each drawing thereunder in an amount equal to such Bank's Ratable Share of the maximum amount available to be drawn under such Letter of Credit and the amount of such drawing, respectively.

                          (d)     In the event of any request for a drawing
under a Letter of Credit by the beneficiary or transferee thereof, the Agent will promptly notify the Borrower. Provided that it shall have received such notice, the Borrower shall reimburse (such obligation to reimburse the Agent shall sometimes be referred to as a "Reimbursement Obligation") the Agent prior to 12:00 noon, Pittsburgh time on each date that an amount is paid by the Agent under any Letter of Credit (each such date, a "Drawing Date") in an amount equal to the amount so paid by the Agent. In the event the Borrower fails to reimburse the Agent for the full amount of any drawing under any Letter of Credit by 12:00 noon, Pittsburgh time, on the Drawing Date, the Agent will promptly notify each Bank thereof, and the Borrower shall be deemed to have requested that Revolving Credit Loans be made by the Banks under the Revolving Credit Base Rate Option to be disbursed on the Drawing Date under such Letter of Credit, subject to the amount of the unutilized portion of the Revolving Credit Commitment and subject to the conditions set forth in Section 7.02 [Each Additional Revolving Credit Loan] other than any notice requirements. Any notice given by the Agent pursuant to this Section 2.09(d) may be oral if immediately confirmed in writing; provided that the lack of such an immediate confirmation shall not affect the conclusiveness or binding effect of such notice.

                          (e)     Each Bank shall upon any notice pursuant to
Section 2.09(d) make available to the Agent an amount in immediately available funds equal to its Ratable Share of the amount of the drawing, whereupon the participating Banks shall (subject to Section 2.09(f)) each be deemed to have made a Revolving Credit Loan under the Revolving Credit Base Rate Option to the Borrower in that amount. If any Bank so notified fails to make available to the Agent for the account of the Agent the amount of such Bank's Ratable Share of such amount by no later than 2:00 p.m., Pittsburgh time on the Drawing Date, then interest shall accrue on such Bank's obligation to make such payment, from the Drawing Date to the date on which such Bank makes such payment (i) at a rate per annum equal to the Federal Funds Effective Rate during the first three days following the Drawing Date and (ii) at a rate per annum equal to the rate applicable to Loans under the Revolving Credit Base Rate Option on and after the fourth day following the Drawing Date. The Agent will promptly give notice of the occurrence of the Drawing Date, but failure of the Agent to give any such notice on the Drawing Date or in sufficient time to enable any Bank to effect such payment on such date shall not relieve such Bank from its obligation under this Section 2.09(e).

                          (f)     With respect to any unreimbursed drawing that
is not converted into Revolving Credit Loans under the Revolving Credit Base Rate Option to the Borrower in whole or in part as contemplated by Section 2.09(d), because of the Borrower's failure to satisfy the conditions set forth in Section 7.02 [Each Additional Revolving Credit Loan] other than any notice requirements or for any other reason, the Borrower shall be deemed to have incurred from the Agent a Letter of Credit Borrowing in the amount of such drawing. Such Letter of Credit Borrowing shall be due and payable on demand (together with interest) and shall bear interest at the rate per annum applicable to the Revolving Credit Loans under the Revolving Credit Base Rate Option. Each Bank's payment to the Agent pursuant to Section 2.09(e) shall be deemed to be a payment in respect of its participation in such Letter of Credit Borrowing and shall constitute a Participation Advance from such Bank in satisfaction of its participation obligation under this Section 2.09.

                          (g)(i)   Upon (and only upon) receipt by the Agent
for its account of immediately available funds from the Borrower (i) in reimbursement of any payment made by the Agent under the Letter of Credit with respect to which any Bank has made a Participation Advance to the Agent, or
(ii) in payment of interest on such a payment made by the Agent under such a Letter of Credit, the Agent will pay to each Bank, in the same funds as those received by the Agent, the amount of such Bank's Ratable Share of such funds, except the Agent shall retain the amount of the Ratable Share of such funds of any Bank that did not make a Participation Advance in respect of such payment by Agent.

                          (g)(ii) If the Agent is required at any time to
return to any Loan Party, or to a trustee, receiver, liquidator, custodian, or any official in any Insolvency Proceeding, any portion of the payments made by any Loan Party to the Agent pursuant to Section 2.09(g)(i) in reimbursement of a payment made under the Letter of Credit or interest or fee thereon, each Bank shall, on demand of the Agent, forthwith return to the Agent the amount of its Ratable Share of any amounts so returned by the Agent plus interest thereon from the date such demand is made to the date such amounts are returned by such Bank to the Agent, at a rate per annum equal to the Federal Funds Effective Rate in effect from time to time.

                          (h)     Each Loan Party agrees to be bound by the
terms of the Agent's application and agreement for letters of credit and the Agent's written regulations and customary practices relating to letters of credit. In the event of a conflict between such application or agreement and this Agreement, this Agreement shall govern. It is understood and agreed that, except in the case of gross negligence or willful misconduct, the Agent shall not be liable for any error, negligence and/or mistakes, whether of omission or commission, in following any Loan Party's instructions or those contained in the Letters of Credit or any modifications, amendments or supplements thereto.

                          (i)     In determining whether to honor any request
for drawing under any Letter of Credit by the beneficiary thereof, the Agent shall be responsible only to determine that the documents and certificates required to be delivered under such Letter of Credit have been delivered and that they comply on their face with the requirements of such Letter of Credit.

                          (j)     Each Bank's obligation in accordance with
this Agreement to make the Revolving Credit Loans or Participation Advances, as contemplated by Section 2.09, as a result of a drawing under a Letter of Credit, and the Obligations of the Borrower to reimburse the Agent upon a draw under a Letter of Credit, shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Section 2.09 under all circumstances, including the following circumstances:

                                  (i)      any set-off, counterclaim,
recoupment, defense or other right which such Bank may have against the Agent, the Borrower or any other Person for any reason whatsoever;

                                  (ii)     the failure of any Loan Party or any
other Person to comply, in connection with a Letter of Credit Borrowing, with the conditions set forth in Section 2.01 [Revolving Credit Borrowing], 2.05 [Revolving Credit Loan Requests], 2.06 [Making Revolving Credit Loans] or 7.02 [Each Additional Revolving Credit Loan] or as otherwise set forth in this Agreement for the making of a Revolving Credit Loan, it being acknowledged that such conditions are not required for the making of a Letter of Credit Borrowing and the obligation of the Banks to make Participation Advances under Section 2.09;

                                  (iii)    any lack of validity or
enforceability of any Letter of Credit;

                                  (iv)     the existence of any claim, set-off,
defense or other right which any Loan Party or any Bank may have at any time against a beneficiary or any transferee of any Letter of Credit (or any Persons for whom any such transferee may be acting), the Agent or any Bank or any other Person, whether in connection with this Agreement, the transactions contemplated herein or any unrelated transaction (including any underlying transaction between any Loan Party or Subsidiaries of a Loan Party and the beneficiary for which any Letter of Credit was procured);

                                  (v)      any draft, demand, certificate or
other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect even if the Agent has been notified thereof;

                                  (vi)     payment by the Agent under any
Letter of Credit against presentation of a demand, draft or certificate or other document which does not comply with the terms of such Letter of Credit;

                                  (vii)    any adverse change in the business,
operations, properties, assets, condition (financial or otherwise) or prospects of any Loan Party or Subsidiaries of a Loan Party;

                                  (viii)   any breach of this Agreement or any
other Loan Document by any party thereto;

                                  (ix)     the occurrence or continuance of an
Insolvency Proceeding with respect to any Loan Party;

                                  (x)      the fact that an Event of Default or
a Potential Default shall have occurred and be continuing;

                                  (xi)     the fact that the Expiration Date
shall have passed or this Agreement or the Commitments hereunder shall have been terminated; and

                                  (xii)    any other circumstance or happening
whatsoever, whether or not similar to any of the foregoing.

                          (k)     In addition to amounts payable as provided in
Section 10.05 [Reimbursement and Indemnification of Agent by Borrowers], the Borrower hereby agrees to protect, indemnify, pay and save harmless the Agent from and against any and all claims, demands, liabilities, damages, losses, costs, charges and expenses (including reasonable fees, expenses and disbursements of counsel and allocated costs of internal counsel) which the Agent may incur or be subject to as a consequence, direct or indirect, of (i) the issuance of any Letter of Credit, other than as a result of (A) the gross negligence or willful misconduct of the Agent as determined by a final judgment of a court of competent jurisdiction or (B) subject to the following clause
(ii), the wrongful dishonor by the Agent of a proper demand for payment made under any Letter of Credit, or (ii) the failure of the Agent to honor a drawing under any such Letter of Credit as a result of any act or omission, whether rightful or wrongful, of any present or future de jure or de facto government or governmental authority (all such acts or omissions herein called "Governmental Acts").

                          (l)     As between any Loan Party and the Agent, such
Loan Party assumes all risks of the acts and omissions of, or misuse of the Letters of Credit by, the respective beneficiaries of such Letters of Credit. In furtherance and not in limitation of the foregoing, the Agent shall not be responsible for: (i) the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for an issuance of any such Letter of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged (even if the Agent shall have been notified thereof); (ii) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any such Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (iii) the failure of the beneficiary of any such Letter of Credit, or any other party to which such Letter of Credit may be transferred, to comply fully with any conditions required in order to draw upon such Letter of Credit or any other claim of any Loan Party against any beneficiary of such Letter of Credit, or any such transferee, or any dispute between or among any Loan Party and any beneficiary of any Letter of Credit or any such transferee; (iv) errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex or otherwise, whether or not they be in cipher; (v) errors in interpretation of technical terms; (vi) any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any such Letter of Credit or of the proceeds thereof; (vii) the misapplication by the beneficiary of any such Letter of Credit of the proceeds of any drawing under such Letter of Credit; or (viii) any consequences arising from causes beyond the control of the Agent, including any Governmental Acts, and none of the above shall affect or impair, or prevent the vesting of, any of the Agent's rights or powers hereunder. Nothing in the preceding sentence shall relieve the Agent from liability for the Agent's gross negligence or willful misconduct in connection with actions or omissions described in such clauses (i) through (viii) of such sentence.

                                  In furtherance and extension and not in
limitation of the specific provisions set forth above, any action taken or omitted by the Agent under or in connection with the Letters of Credit issued by it or any documents and certificates delivered thereunder, if taken or omitted in good faith, shall not put the Agent under any resulting liability to the Borrower or any Bank.

                          2.10    Extension by Banks of the Expiration Date.
Upon or promptly after delivery by NovaCare of the annual financial statements to be provided under Section 8.01(m)(ii) hereof for the fiscal year ending June 30, 1995 or any subsequent fiscal year, NovaCare, as agent for the Borrowers, may request an extension of the Expiration Date by written notice to the Agent who shall promptly deliver such notice to the Banks, and the Banks agree to respond to such request to the Agent who shall promptly deliver such response to NovaCare within sixty (60) days following NovaCare's delivery of such request. All Banks must consent to any extension of the Expiration Date in order for the extension to be effective and the failure of the Banks to respond within such time period shall not in any manner constitute consent to an extension of the Expiration Date. Borrowers may request that the Expiration Date be extended (i) until November 28, 2000 in their first request for an extension hereunder, and (ii) for one-year periods beyond the Expiration Date then in effect in any subsequent request for an extension hereunder.

                                  ARTICLE III
                                   [RESERVED]

                                   ARTICLE IV
                                 INTEREST RATES

                 4.01 Interest Rate Options. Each Borrower shall pay interest in respect of the outstanding unpaid principal amount of the Revolving Credit Loans as selected by NovaCare, as agent for such Borrower, from the Revolving Credit Base Rate Option or Revolving Credit Euro-Rate Option set forth below applicable to the Revolving Credit Loans, it being understood that, subject to the provisions of this Agreement, NovaCare, as such agent, may select different Interest Rate Options and different Euro-Rate Interest Periods to apply simultaneously to the Revolving Credit Loans comprising different Borrowing Tranches and may convert to or renew one or more Interest Rate Options with respect to all or any portion of the Revolving Credit Loans comprising any Borrowing Tranche provided that there shall not be at any one time outstanding more than fifteen (15) Borrowing Tranches in the aggregate among all the Revolving Credit Loans. The Agent's determination of a rate of interest and any change therein shall in the absence of manifest error be conclusive and binding upon all parties hereto. If at any time the designated rate applicable to any Revolving Credit Loan made by any Bank exceeds such Bank's highest lawful rate, the rate of interest on such Bank's Revolving Credit Loan shall be limited to such Bank's highest lawful rate.

                          (a)     Revolving Credit Interest Rate Options.
NovaCare, as agent for the Borrowers, shall have the right to select from the following Interest Rate Options applicable to the Revolving Credit Loans.

                                  (i)      Revolving Credit Base Rate Option:
A fluctuating rate per annum (computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed) equal to the Base Rate, such interest rate to change automatically from time to time effective as of the effective date of each change in the Base Rate.

                                  (ii)     Revolving Credit Euro-Rate Option:
A rate per annum (computed on the basis of a year of 360 days and actual days elapsed), for each period specified below, equal to the Euro-Rate plus the applicable percentage (the "Applicable Percentage Over Euro-Rate") set forth below, based upon the ratio of (a) Consolidated Funded Debt to (b) Consolidated Cash Flow from Operations. Such ratio shall be computed as of the end of each quarter. Consolidated Cash Flow from Operations shall be computed at the end of each quarter for the four fiscal quarters then ended. Adjustments to interest attributable to a change in such ratio shall be effective (a) on the Delivery Date for the Borrower's consolidated financial statements for such quarter if the applicable interest rate is to be increased and (b) on the later of the Delivery Date for such financial statements or the date on which such financial statements are actually delivered to the Agent and the Banks if the applicable interest rate is to be decreased.

          Ratio of Consolidated
          Funded Debt to Consolidated
          Cash Flow from Operations                 Applicable Interest Rate
          -------------------------                 ------------------------

          Greater than or equal to
          2.50 to 1.0                               Euro-Rate plus 1-1/8%

          Greater than or equal to                  Euro-Rate plus 1-1/16%
          2.00 to 1.0 but less than
          2.50 to 1.0

          Greater than or equal to                  Euro-Rate plus 7/8%
          1.50 to 1.0 but less than
          2.00 to 1.0

          Greater than or equal to                  Euro-Rate plus 11/16%
          1.00 to 1.0 but less than
          1.50 to 1.0

          Less than 1.00 to 1.0                     Euro-Rate plus 1/2%

                          (b)     Rate Quotations.  NovaCare, as agent for the
Borrowers, may call the Agent on or before the date on which a Revolving Credit Loan Request is to be delivered to receive an indication of the rates then in effect, but it is acknowledged that such projection shall not be binding on the Agent or the Banks nor affect the rate of interest which thereafter is actually in effect when the election is made.

                 4.02 Interest Periods. At any time when NovaCare, as agent for the Borrowers, shall select, convert to or renew a Revolving Credit Euro-Rate Option, NovaCare shall notify the Agent thereof at least three (3) Business Days prior to the effective date of such Revolving Credit Euro-Rate Option by delivering a Revolving Credit Loan Request. The notice shall specify an interest period during which such Interest Rate Option shall apply, such periods to be one, two, three or six months ("Euro-Rate Interest Period"), provided, that:

                          (a)     any Euro-Rate Interest Period which would
otherwise end on a date which is not a Business Day shall be extended to the next succeeding Business Day unless such Business Day falls in the next calendar month, in which case such Euro-Rate Interest Period shall end on the next preceding Business Day;

                          (b)     any Euro-Rate Interest Period which begins on
the last day of a calendar month for which there is no numerically corresponding day in the subsequent calendar month during which such Interest Period is to end shall end on the last Business Day of such subsequent month;

                          (c)     Revolving Credit Euro-Rate Portion for each
Euro-Rate Interest Period shall be in integral multiples of $500,000 and not less than $1,500,000;

                          (d)     NovaCare shall not select, convert to or
renew a Euro-Rate Interest Period for any portion of the Revolving Credit Loans that would end after the Expiration Date; and

                          (e)     in the case of the renewal of a Revolving
Credit Euro-Rate Option at the end of a Euro-Rate Interest Period, the first day of the new Interest Period shall be the last day of the preceding Interest Period, without duplication in payment of interest for such day.

                 4.03 Interest After Default. To the extent permitted by Law, upon the occurrence and during the continuation of an Event of Default, any principal, interest, fee or other amount payable hereunder shall bear interest for each day thereafter until paid in full (before and after judgment) at a rate per annum which shall be equal to two hundred (200) basis points (2% per annum) above the Base Rate if no rate of interest is otherwise applicable. Each Borrower acknowledges that such increased interest rate reflects, among other things, the fact that such Revolving Credit Loans or other amounts have become a substantially greater risk given their default status and that the Banks are entitled to additional compensation for such risk.

                 4.04     Euro-Rate Unascertainable.

                          (a)     If on any date on which a Euro-Rate would
otherwise be determined, the Agent shall have determined (which determination shall be conclusive absent manifest error) that:

                                  (i)      adequate and reasonable means do not
exist for ascertaining such Euro-Rate, or

                                  (ii)     a contingency has occurred which
materially and adversely affects the secondary market for negotiable certificates of deposit maintained by dealers of recognized standing relating to the London interbank market relating to the Euro-Rate, or

                          (b)     if at any time any Bank shall have determined
(which determination shall be conclusive absent manifest error) that:

                                  (i)      the making, maintenance or funding
of any Revolving Credit Loan to which a Revolving Credit Euro-Rate Option applies has been made impracticable or unlawful by compliance by such Bank in good faith with any Law or any interpretation or application thereof by any Official Body or with any request or directive of any such Official Body (whether or not having the force of Law), or

                                  (ii)     such Revolving Credit Euro-Rate
Option will not adequately and fairly reflect the cost to such Bank of the establishment or maintenance of any such Revolving Credit Loan, or

                                  (iii)    after making all reasonable efforts,
deposits of the relevant amount in Dollars for the relevant Euro-Rate Interest Period for a Revolving Credit Loan to which a Revolving Credit Euro-Rate Option applies are not available to such Bank at the effective cost of funding a proposed Revolving Credit Loan to which the Revolving Credit Euro-Rate Option applies in the London interbank market, then, in the case of any event specified in subsection (a) above, the Agent shall promptly so notify NovaCare, as agent for the Borrowers, and the Banks thereof and in the case of an event specified in subsection (b) above, such Bank shall promptly so notify the Agent in such capacity and endorse a certificate to such notice as to the specific circumstances of such notice and the Agent shall promptly send copies of such notice and certificate to the other Banks and NovaCare, as agent for the Borrowers. Upon such date as shall be specified in such notice (which shall not be earlier than the date such notice is given) the obligation of (A) the Banks in the case of such notice given by the Agent or (B) such Bank in the case of such notice given by such Bank to allow NovaCare, as agent for the Borrowers, to select, convert to or renew a Revolving Credit Euro-Rate Option shall be suspended until the Agent shall have later notified NovaCare, in such capacity, or such Bank shall have later notified the Agent, of the Agent's or such Bank's, as the case may be, determination (which determination shall be conclusive absent manifest error) that the circumstances giving rise to such previous determination no longer exist. If at any time the Agent makes a determination under subsection (a) or (b) of this Section 4.04 and NovaCare has previously notified the Agent of its selection of, conversion to or renewal of a Revolving Credit Euro-Rate Option and such Interest Rate Option has not yet gone into effect, such notification shall be deemed to provide for selection of, conversion to or renewal of the Revolving Credit Base Rate Option otherwise available with respect to such Revolving Credit Loans. If any Bank notifies the Agent of a determination under subsection (b) of this Section 4.04, the Borrowers shall, subject to the Borrowers' indemnification obligations under
Section 5.06(b), as to any Revolving Credit Loan of such Bank to which a Revolving Credit Euro-Rate Option applies, on the date specified in such notice either convert such Revolving Credit Loan to the Revolving Credit Base Rate Option otherwise available with respect to such Revolving Credit Loan or prepay such Revolving Credit Loan in accordance with Section 5.04 hereof. Absent due notice from NovaCare of conversion or prepayment, such Revolving Credit Loan shall automatically be converted to the Revolving Credit Base Rate Option otherwise available with respect to such Revolving Credit Loan upon such specified date.

                 4.05 Selection of Interest Rate Options. If NovaCare, as agent for the Borrowers, fails to select a Euro-Rate Interest Period in accordance with the provisions of Section 4.02 in the case of renewal of the Revolving Credit Euro-Rate Portion, NovaCare shall be deemed to have converted such Revolving Credit Loan or portion thereof to the Revolving Credit Base Rate Option otherwise available with respect to such Revolving Credit Loans, commencing upon the last day of that Euro-Rate Interest Period.

                                   ARTICLE V
                                    PAYMENTS

                 5.01 Payments. All payments and prepayments to be made in respect of principal, interest, Commitment Fees, Closing Fees, Letter of Credit Fees, Agent's Fee or other fees or amounts due from the Borrowers hereunder shall be payable prior to 11:00 A.M. (Pittsburgh time) on the date when due without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by the Borrowers, and without setoff, counterclaim or other deduction of any nature, and an action therefor shall immediately accrue. Such payments shall be made to the Agent at its Principal Office for the ratable accounts of the Banks with respect to the Revolving Credit Loans in U.S. Dollars and in immediately available funds and the Agent shall promptly distribute such amounts to the Banks in immediately available funds, provided that in the event payments are received by 11:00 A.M. (Pittsburgh time) by the Agent with respect to the Revolving Credit Loans and such payments are not distributed to the Banks on the same day such payments are received by the Agent, the Agent shall pay the Banks the Federal Funds Effective Rate with respect to the amount of such payments for each day held by the Agent and not distributed to the Banks. The Agent's and each Bank's statement of account, ledger or other relevant record shall, in the absence of manifest error, be conclusive as the statement of the amount of principal of and interest on the Revolving Credit Loans and other amounts owing under this Agreement and shall be deemed an "account stated."

                 5.02 Pro Rata Treatment of Banks. Each borrowing, and each selection of, conversion to or renewal of any Interest Rate Option and each payment or prepayment by the Borrower with respect to principal, interest, Commitment Fees, Closing Fees, Letter of Credit Fees, or other fees or amounts due from the Borrowers hereunder to the Banks with respect to the Revolving Credit Loans, shall (except as provided in Section 4.04(b) [Euro-Rate Unascertainable], 5.04(b) [Voluntary Prepayments] or 5.06(a) [Additional Compensation in Certain Circumstances] hereof) be made in proportion to the Revolving Credit Loans outstanding from each Bank and if no such Revolving Credit Loans are then outstanding, in proportion to the Ratable Share of each Bank.

                 5.03 Interest Payment Dates. Interest on Revolving Credit Loans to which the Revolving Credit Base Rate Option applies shall be due and payable in arrears on the first Business Day of each July, October, January and April after the date hereof and on the Expiration Date or upon acceleration of the Revolving Credit Notes. Interest on Revolving Credit Loans to which a Revolving Credit Euro-Rate Option applies shall be due and payable on the last day of each Euro-Rate Interest Period for those Revolving Credit Loans, and if any such Euro-Rate Interest Period is longer than three Months, also on the last day of every third Month during such period.

                 5.04     Voluntary Prepayments.

                          (a)     Each Borrower shall have the right at its
option from time to time to prepay the Revolving Credit Loans in whole or part without premium or penalty (except as provided in subsection (b) below or in Section 5.06 hereof):

                                  (i)      at any time with respect to any
Revolving Credit Loan to which the Revolving Credit Base Rate Option applies,

                                  (ii)     on the last day of the applicable
Euro-Rate Interest Period with respect to any Revolving Credit Loans to which a Revolving Credit Euro-Rate Option applies, or

                                  (iii)    on the date specified in a notice by
any Bank pursuant to Section 4.04(b) [Euro-Rate Unascertainable] hereof with respect to any Revolving Credit Loan to which a Revolving Credit Euro-Rate Option applies.

                 Whenever a Borrower desires to prepay any part of the Revolving Credit Loans, it shall cause NovaCare, as its agent, to provide a prepayment notice to the Agent at least one (1) Business Day prior to the date of prepayment of Revolving Credit Loans setting forth the following information:

                                  (x)      the date, which shall be a Business
                 Day, on which the proposed prepayment is to be made; and

                                  (y)      the total principal amount of such
                 prepayment, which shall not be less than $500,000.

                 All prepayment notices shall be irrevocable. The principal amount of the Revolving Credit Loans for which a prepayment notice is given, together with interest on such principal amount except with respect to Revolving Credit Loans to which the Revolving Credit Base Rate Option applies, shall be due and payable on the date specified in such prepayment notice as the date on which the proposed prepayment is to be made. Unless otherwise specified by NovaCare on behalf of such Borrower with respect to prepayments of the Revolving Credit Euro-Rate Portion of the Revolving Credit Loans permitted under (ii) or (iii) above, all prepayments shall be applied first to the Revolving Credit Base Rate Portion of such Revolving Credit Loans, as the case may be, and then to the Revolving Credit Euro-Rate Portion of such Revolving Credit Loans, subject to Section 5.06(b) hereof.

                          (b)     In the event (i) any Bank gives notice under
Section 4.04(b) [Euro-Rate Unascertainable] or Section 5.06(a) [Additional Compensation in Certain Circumstances] hereof, or (ii) any Bank does not approve any action as to which consent of the Required Banks is requested by the Borrowers and obtained hereunder, NovaCare may request either that such Bank's Revolving Credit Commitment be terminated pursuant to the procedures set forth in clause (A) below or that such Bank be replaced by a new bank pursuant to the procedures set forth in clause (B) below. If NovaCare desires to request that a Bank's Commitment be terminated or a Bank be replaced pursuant to this Section 5.04(b), NovaCare shall deliver to the Agent notice of such request within thirty (30) days after NovaCare receives such Bank's notice in the case of clause (i) of this Section 5.04(b), or within thirty (30) days after the Required Banks have consented to a matter with respect to which such Bank has not consented in the case of clause (ii) of this Section 5.04(b). NovaCare may request that the Commitment of a Bank be terminated or a Bank be replaced pursuant to clause (ii) of the first sentence of this Section 5.04(b) only if there exists no Event of Default or Potential Default on the date of such request.

                                  (A)      Termination of Commitment.  If
NovaCare requests that the Commitment of a Bank be terminated (the "Bank to be Terminated") pursuant to this Section 5.04(b), such Commitment shall be terminated pursuant to the procedures set forth below if each of the Banks other than the Bank to be Terminated (the "Remaining Banks") agrees to such request. The Remaining Banks shall not unreasonably withhold such consent if NovaCare is requesting a termination pursuant to clause (i) of the first paragraph of Section 5.04(b). If the Remaining Banks agree to such termination, NovaCare shall notify all of the Banks of the date on which such termination shall be effective (the "Termination Date"). Such notice must be delivered at least three Business Days prior to the Termination Date and no more than thirty (30) days following NovaCare's receipt of approval from the Remaining Banks to terminate the Bank to be Terminated. The Borrowers shall repay all outstanding Loans of the Bank to be Terminated on the Termination Date and shall pay any amounts required under Section 5.06 and any accrued Commitment Fees due to such Bank to be Terminated. The Borrowers also shall repay the Loans of the Remaining Banks outstanding on the Termination Date if such reduction is necessary to cause the sum of Loans and Letters of Credit outstanding on such date not to exceed the Commitments (as reduced). The following shall occur upon delivery of the foregoing payment:

                                           (1)     the Commitment of the Bank to
be Terminated and its obligation under outstanding Letters of Credit shall terminate and such Bank shall cease to be a Bank hereunder;

                                           (2)     the aggregate Commitments of
the Banks hereunder shall be reduced by an amount equal to the amount of the Commitment which is being terminated pursuant to clause (1) above; and

                                           (3)     the contingent obligation of
each of the Remaining Banks in outstanding Letters of Credit shall be increased so that its share therein shall equal its Ratable Share of such Letters of Credit after giving effect to the termination of the Commitment of the Bank to be Terminated.

                 It is acknowledged that the effect of the termination of the Commitment of the Bank to be Terminated pursuant to clause (1) above and the reduction of the Commitments pursuant to clause (2) above includes, without limitation, that the Ratable Shares of each of the Remaining Banks shall increase ratably and the aggregate of such increases will equal the Ratable Share of the Bank to be Terminated immediately prior to the Termination Date. PNC Bank may not be terminated under this Section unless on or before the Termination Date all Letters of Credit have been terminated or replaced by an issuing bank other than PNC Bank. If

PNC Bank is the Bank to be Terminated, PNC Bank may, at its option, require that a successor Agent replace PNC Bank as Agent on or before the Termination Date.

                                  (B)      Replacement.  If NovaCare requests
that a Bank be replaced (the "Bank to be Replaced") pursuant to this Section 5.04(b), such request shall be accompanied by a proposed list of banks designated by NovaCare as acceptable replacement Banks. Selection of the proposed replacement bank is subject to the approval of the Agent. If the Agent approves one of the proposed banks (the "Selected Bank"), the Bank to be Replaced shall assign its Commitment and all of its other rights as a Bank hereunder to the Selected Bank, and the Selected Bank shall purchase the Loans and the rights of the Bank to be Replaced and assume such Bank's obligations under Section 2.09 in respect of outstanding Letters of Credit pursuant to an Assignment and Assumption Agreement and subject to the limitations contained in
Section 11.11. If the Bank to be Replaced is PNC Bank (1) PNC Bank, may at its option, require that a successor Agent replace PNC Bank as Agent on the date of such replacement, and (2) such replacement shall not be effective until all outstanding Letters of Credit have been replaced or terminated so that such Agent is no longer the issuer of or obligated under such Letters of Credit.

                 5.05     [RESERVED]

                 5.06     Additional Compensation in Certain Circumstances.

                          (a)     Increased Costs or Reduced Return Resulting
From Taxes, Reserves, Capital Adequacy Requirements, Expenses, Etc. If any Law, guideline or interpretation or any change in any Law, guideline or interpretation or application thereof by any Official Body charged with the interpretation or administration thereof or compliance with any request or directive (whether or not having the force of Law) of any central bank or other Official Body:

                                  (i)      subjects any Bank to any tax or
changes the basis of taxation with respect to this Agreement, the Revolving Credit Notes, the Revolving Credit Loans or payments by any Borrower of principal, interest, or other amounts due from any Borrower hereunder or under the Revolving Credit Notes (except for taxes on the net income of such Bank),

                                  (ii)     imposes, modifies or deems
applicable any reserve, special deposit or similar requirement against credits or commitments to extend credit extended by, or assets (funded or contingent) of, deposits with or for the account of, or other acquisitions of funds by, any Bank, or

                                  (iii)    imposes, modifies or deems
applicable any capital adequacy or similar requirement (A) against assets (funded or contingent) of, or letters of credit, other credits or commitments to extend credit extended by, any Bank, or (B) otherwise applicable to the obligations of any Bank under this Agreement, and the result of any of the foregoing is to increase the cost to, reduce the income receivable by, or impose any expense (including loss of margin) upon any Bank or its parent with respect to this

Agreement, the Revolving Credit Notes or the making, maintenance or funding of any part of the Revolving Credit Loans (or, in the case of any capital adequacy or similar requirement, to have the effect of reducing the rate of return on the capital of any Bank or its parent, taking into consideration such Bank's customary policies with respect to capital adequacy) by an amount which such Bank in its sole discretion deems to be material, such Bank shall from time to time notify the Borrowers and the Agent of the amount determined in good faith (using any averaging and attribution methods employed in good faith) by such Bank (which determination shall be conclusive absent manifest error) to be necessary to compensate such Bank for such increase in cost, reduction of income or additional expense. Such notice shall set forth in reasonable detail the basis for such determination. Such amount shall be due and payable by the Borrowers, jointly and severally, to such Bank ten (10) Business Days after such notice is given. For purposes of this Section 5.06(a), in calculating the amount necessary to compensate such Bank for any such increase in cost, reduction of income or additional expense, such Bank shall calculate the amount payable to it in a manner consistent with the manner in which it shall calculate similar compensation payable to it by other borrowers in the industry of the Borrowers having provisions in their credit agreements comparable to this Section 5.06(a).

                                  (b)      Indemnity.  In addition to the
compensation required by subsection (a) of this Section 5.06, the Borrowers, jointly and severally, shall indemnify each Bank against all liabilities, losses or expenses (including loss of margin, any loss or expense incurred in liquidating or employing deposits from third parties and any loss or expense incurred in connection with funds acquired by a Bank to fund or maintain Revolving Credit Loans subject to the Revolving Credit Euro-Rate Option) which such Bank sustains or incurs as a consequence of any

                                  (i)      payment, prepayment, conversion or
renewal of any Revolving Credit Loan to which the Revolving Credit Euro-Rate Option applies on a day other than the last day of the corresponding Euro-Rate Interest Period (whether or not such payment or prepayment is mandatory, voluntary or automatic and whether or not such payment or prepayment is then due),

                                  (ii)     attempt by the Borrowers to revoke
(expressly, by later inconsistent notices or otherwise) in whole or part any notice relating to Revolving Credit Loan Requests under Section 2.05 or Section
4.02 or prepayments under Section 5.04, or

                                  (iii)    default by any Borrower in the
performance or observance of any covenant or condition contained in this Agreement or any other Loan Document, including without limitation any failure of any Borrower to pay when due (by acceleration or otherwise) any principal, interest, or any other amount due hereunder.

                 If any Bank sustains or incurs any such loss or expense it shall from time to time notify the Borrowers of the amount determined in good faith by such Bank (which determination shall be conclusive absent manifest error and may include such assumptions, allocations of costs and expenses and averaging or attribution methods as such Bank shall deem reasonable) to be necessary to indemnify such Bank for such loss or expense. Such notice shall set forth in reasonable detail the basis for such determination. Such amount shall be due and payable by the Borrowers, jointly and severally, to such Bank ten (10) Business Days after such notice is given.

                                   ARTICLE VI
                         REPRESENTATIONS AND WARRANTIES

                 6.01 Representations and Warranties. Each Loan Party represents and warrants to the Agent and each of the Banks as follows:

                          (a)     Organization and Qualification.  Each of the
Loan Parties is a corporation, partnership, limited liability company or business trust, duly organized, validly existing and, except as set forth on
Schedule 6.01(a), in good standing under the laws of its respective jurisdiction of organization; each Loan Party has the corporate, partnership, limited liability company or trust (as the case may be) power to own or lease its respective properties and to engage in the business it presently conducts or proposes to conduct; and each Loan Party is duly qualified and in good standing in each jurisdiction where the property owned or leased by it or the nature of the business transacted by it or both makes such licensing or qualification necessary, except where the failure to be so licensed or qualified would not constitute a Material Adverse Change.

                          (b)     Capitalization and Ownership.  All of the
issued and outstanding shares of authorized capital stock of NovaCare have been validly issued and are fully paid and nonassessable.

                          (c)     Subsidiaries; Excluded Entities.  Schedule
6.01(c) attached hereto states the name of each Subsidiary of NovaCare, its jurisdiction of organization, its authorized capital stock and the issued and outstanding shares (referred to herein collectively as the "Subsidiary Shares") and the owners thereof if it is a corporation, its outstanding partnership interests (the "Partnership Interests") and the owners thereof if it is a partnership, its outstanding equity interests (the "Member Interests") and the owners thereof if it is a limited liability company, and the trustee and holders of its beneficial interests (the "Beneficial Interests") if it is a business trust. NovaCare has good and marketable title to all of the Subsidiary Shares, Partnership Interests, Member Interests and Beneficial Interests it purports to own, free and clear in each case of any Lien, except for Liens in favor of the Agent for the benefit of the Banks, and each other Loan Party has good and marketable title to all of the Subsidiary Shares, Partnership Interests, Member Interests and Beneficial Interests it purports to own, free and clear of any Lien, except for Liens in favor of the Agent for the benefit of the Banks. All Subsidiary Shares, Partnership Interests, Member Interests and Beneficial Interests have been validly issued. All Subsidiary Shares are fully paid and nonassessable. All capital contributions and other consideration required to be made or paid in connection with the issuance of the Partnership Interests, Member Interests or Beneficial Interests have been made or paid, as the case may be. Except as set forth on Schedule 6.01(c), there are no options, warrants or other rights outstanding to purchase any such Subsidiary Shares, Partnership Interests, Member Interests or Beneficial Interests. Each Subsidiary, other than the Excluded Qualifying Subsidiaries, is a Loan Party hereunder and is listed on the signature lines or Schedule 6.01(c), as the case may be as a Guarantor or a Borrower. Schedule 1.01(E) lists each Subsidiary, Minority Subsidiary or Unaffiliated Managed Company which is not a Loan Party.

                          (d)     Power and Authority.  Each Loan Party has
full corporate, partnership, limited liability company or trust (as the case may be) power to enter into, execute, deliver and carry out this Agreement and the other Loan Documents to which it is a party, to incur the Indebtedness contemplated by the Loan Documents and to perform its obligations under the Loan Documents to which it is a party and all such actions have been duly authorized by all necessary proceedings on its part.

                          (e)     Validity and Binding Effect.  This Agreement
has been duly and validly executed and delivered by each Loan Party (except for Excluded Entities), and each other Loan Document, when duly executed and delivered by each respective Loan Party thereto, will have been duly and validly executed and delivered by such Loan Parties. This Agreement and each other Loan Document delivered by the Loan Parties pursuant to the provisions hereof will constitute legal, valid and binding obligations of the Loan Parties thereto, enforceable against each respective Loan Party in accordance with their respective terms, except to the extent that enforceability of any of the foregoing Loan Documents may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforceability of creditors' rights generally or limiting the right of specific performance or by general equitable principles.

                          (f)     No Conflict.  Neither the execution and
delivery of this Agreement or the other Loan Documents by the Loan Parties nor the consummation of the transactions herein or therein contemplated or compliance with the terms and provisions hereof or thereof by them will conflict with, constitute a default under or result in any breach of (i) the terms and conditions of the certificate of incorporation, by-laws or other organizational documents of any Loan Party, or (ii) any Law or any material agreement or instrument or order, writ, judgment, injunction or decree to which any Loan Party is a party or by which it is bound or to which it is subject, or result in the creation or enforcement of any Lien, charge or encumbrance whatsoever upon any property (now or hereafter acquired) of any Loan Party (other than Liens granted under the Loan Documents).

                          (g)     Litigation.  There are no actions, suits,
proceedings or investigations pending or, to the knowledge of any Loan Party, threatened against any Loan Party at law or equity before any Official Body which individually or in the aggregate would constitute a Material Adverse Change including, without limitation, any actions, suits or proceedings by any Official Body to recover any Medicare or Medicaid payments from any Loan Party or to otherwise exclude any Loan Party from participation in any Medicare, Medicaid or similar program. No Loan Party is in violation of any order, writ, injunction or any decree of any Official Body which would constitute a Material Adverse Change.

                          (h)     Title to Properties.  Each of the Loan
Parties has good and marketable title to or valid leasehold interest in all properties, assets and other rights which it purports to own or lease or which are reflected as owned or leased on its books and records, free and clear of all Liens and encumbrances except Permitted Liens. All leases of property are in full force and effect without the necessity for any consent which has not previously been obtained upon consummation of the transactions contemplated hereby.

                          (i)     Financial Statements.

                                  (A)      Historical Statements.  NovaCare has
delivered to the Agent copies of its audited consolidated year-end financial statements for and as of the end of the fiscal year ended June 30, 1997 (the "Historical Statements"). The Historical Statements were compiled from the books and records maintained by NovaCare's management, fairly present the consolidated financial condition of NovaCare and its Subsidiaries as of their dates and the results of operations for the fiscal periods then ended and have been prepared in accordance with GAAP consistently applied, subject (in the case of the Interim Statements) to normal year-end audit adjustments.

                                  (B)      Financial Projections.  NovaCare has
delivered to the Agent financial projections of NovaCare and its Subsidiaries through June 30, 1998 derived from various assumptions of NovaCare's management (the "Financial Projections"). The Financial Projections represent a reasonable range of possible results in light of the history of the business, present and reasonably foreseeable conditions and the intentions of NovaCare's management. The Financial Projections reasonably reflect the liabilities of NovaCare and its Subsidiaries upon consummation of the transactions contemplated hereby as of the Closing Date.

                                  (C)      Accuracy of Financial Statements.
Neither NovaCare nor any Subsidiary has any liabilities, contingent or otherwise, or material forward or long-term commitments that are not disclosed in the Historical Statements or in the notes thereto and are required to be disclosed, and except as disclosed therein there are no unrealized or anticipated losses from any commitments of NovaCare or any Subsidiary which would constitute a Material Adverse Change. Since June 30, 1997 no Material Adverse Change has occurred.

                          (j)     Full Disclosure.  Neither this Agreement nor
any other Loan Document, nor any certificate, statement, agreement or other documents furnished to the Agent or any Bank in connection herewith or therewith, contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein and therein, in light of the circumstances under which they were made, not misleading.

                          (k)     Taxes.  All material federal, state, local
and other tax returns required to have been filed with respect to each Loan Party have been filed and payment or adequate provision has been made for the payment of all taxes, fees, assessments and other governmental charges which have or may become due pursuant to said returns or to assessments received except to the extent that such taxes, fees, assessments and other charges are being contested in good faith by appropriate proceedings diligently conducted and for which such reserves or other appropriate provisions, if any, as shall be required by GAAP shall have been made. There are no agreements or waivers extending the statutory period of limitations applicable to any federal income tax return of any Loan Party.

                          (l)     Consents and Approvals.  No consent,
approval, exemption, order or authorization of, or a registration or filing with any Official Body or any other person is required by any Law or any agreement in connection with the execution, delivery and carrying out of this Agreement and the other Loan Documents by any Loan Party, except as listed on
Schedule 6.01(l) attached hereto, all of which shall have been obtained or made on or prior to the Closing Date except as otherwise indicated on Schedule 6.01(l); provided, however, that it is acknowledged that consent of health care regulatory authorities issuing any licenses or regulating any health care facilities may be required if the Agent on behalf of the Banks exercises the rights and remedies in respect of the Pledged Collateral and such exercise of remedies results in or constitutes an assignment of any health care license issued by a health care regulatory authority or constitutes a change of control with respect to the ownership of a health care facility.

                          (m)     No Event of Default; Compliance with
Instruments. No event has occurred and is continuing and no condition exists or will exist after giving effect to the borrowings to be made on the Closing Date under the Loan Documents which constitutes an Event of Default or Potential Default. No Loan Party is in violation of (i) any term of its certificate of incorporation, by-laws, or other organizational documents or
(ii) any material agreement or instrument to which it is a party or by which it or any of its properties may be subject or bound where such violation would constitute a Material Adverse Change.

                          (n)     Patents, Trademarks, Copyrights, Etc.  Each
Loan Party owns or possesses all the material patents, trademarks, service marks, trade names, copyrights and other intellectual property rights necessary to own and operate its properties and to carry on its business as presently conducted and planned to be conducted by such Loan Party without known conflict with the rights of others.

                          (o)     Security Interests.  The Liens and security
interests granted to the Agent for the benefit of the Banks pursuant to the Pledge Agreements in the Pledged Collateral constitute and the Loan Parties shall not take any action that would cause them not to continue to constitute Prior Security Interests under the Uniform Commercial Code as in effect in each applicable jurisdiction (the "Uniform Commercial Code") or other applicable Law entitled to all the rights, benefits and priorities provided by the Uniform Commercial Code or such Law. Upon taking possession of any stock certificates, certificates of Beneficial Interests or certificates of Member Interests, evidencing the Pledged Collateral which consists of stock, certificated Beneficial Interests or certificated Member Interests, as the case may be, and the filing of UCC-1 financing statements with respect to any Pledged Collateral which consists of Partnership Interests, uncertificated Beneficial Interests or uncertificated Member Interests, all such action as is necessary or advisable to establish such rights of the Agent will have been taken, and there will be upon execution and delivery of the Pledge Agreement and such taking of possession and such filing, no necessity for any further action in order to preserve, protect and continue such rights.

                          (p)     Status of the Pledged Collateral.  All the
shares of capital stock, Member Interests, or Beneficial Interests included in the Pledged Collateral to be pledged pursuant to the Pledge Agreements are or will be upon issuance duly authorized, validly issued, fully paid, nonassessable and owned beneficially and of record by the pledgor free and clear of any Lien or restriction on transfer, except as otherwise provided by the Pledge Agreements and except as the right of the Banks or the Agent to dispose of such shares, Member Interests, or Beneficial Interests may be limited by the Securities Act of 1933, as amended, and the regulations promulgated by the Securities and Exchange Commission thereunder and by applicable state securities laws. There are no shareholder or other agreements or understandings with respect to the shares of capital stock, Member Interests, or Beneficial Interests included in the Pledged Collateral.

                          (q)     Insurance.  Schedule 6.01(q) hereto lists all
insurance policies and other bonds to which each Loan Party is a party on the date hereof, all of which are valid and in full force and effect. No notice has been given or claim made and no grounds exist to cancel or avoid any of such policies or bonds or to reduce the coverage provided thereby. Such policies and bonds provide adequate coverage from reputable and financially sound insurers in amounts sufficient to insure the assets and risks of each Loan Party in accordance with prudent business practice in the industry of each Loan Party.

                          (r)     Compliance with Laws.  Each Loan Party is in
compliance in all material respects with all applicable Laws (other than Environmental Laws which are specifically addressed in subsection (x)) in all jurisdictions in which such Loan Party is presently doing business except where the failure to do so would not constitute a Material Adverse Change.

                          (s)     Material Contracts, Licenses, Permits and
Approvals.

                                  (A)      All material contracts of each Loan
Party are valid, binding and enforceable upon the Loan Party which is a party to such contract, as the case may be, and, to the best knowledge of each Loan Party, each of the other parties thereto in accordance with their respective terms, and there is no material default thereunder, to the knowledge of the Loan Parties, with respect to parties other than the Loan Parties.

                                  (B)      Except as set forth on Schedule
6.01(s), each Loan Party has all material accreditations, authorizations, approvals, certificates of need, consents, licenses, permits and qualifications (collectively, "Approvals") required (i) for them to construct, acquire, own, manage, lease and/or operate their facilities and provide services, or (ii) for them to receive payment and reimbursement from any patient or third party payor, to the extent in the case of (i) and (ii) such Approvals are presently required. There are no actions, suits, proceedings or investigations pending or, to the knowledge of any Loan Party, threatened against any Loan Party at law or in equity before any Official Body to modify, rescind or revoke any of the Approvals. The Loan Parties have all other material Approvals required for the lawful operation of their businesses, except for any violations which would not result in a Material Adverse Change. All material Approvals of the Loan Parties are in full force and effect and have not been amended or otherwise modified (except for modifications which would not constitute a Material Adverse

Change), rescinded, revoked or assigned, and no notice has been received of any violation of applicable Laws or any refusal to renew any Approval which could reasonably be expected to cause any of such Approvals to be modified, rescinded or revoked (except for modifications, rescissions or revocations which would not constitute a Material Adverse Change). The continuation, validity and effectiveness of all such Approvals will in no way be adversely affected by the transactions contemplated by this Agreement. No Loan Party knows of any reason why any of them will not be able to maintain, after the Closing Date, all material Approvals necessary or appropriate to construct, own, lease, manage and operate all of their facilities and to otherwise conduct their businesses as now conducted and presently proposed to be conducted. There are no deficiencies to the conditions for participation by any Loan Party in any Medicare, Medicaid or other reimbursement programs which would preclude such participation, nor, other than routine, scheduled audits, is there any pending or, to the knowledge of the Borrowers, threatened investigation, proceeding or other action by Medicare or Medicaid to exclude any Loan Party from participation in such programs.

                          (t)     Investment Companies.  No Loan Party is an
"investment company" registered or required to be registered under the Investment Company Act of 1940 or under the "control" of an "investment company" as such terms are defined in the Investment Company Act of 1940 and shall not become such an "investment company" or under such "control."

                          (u)     Margin Stock.  Neither NovaCare nor any of
its Subsidiaries is engaged or intends to engage principally, or as one of its important activities, in the business of extending credit for the purpose, immediately, incidentally or ultimately, of purchasing or carrying margin stock (within the meaning of Regulation U). No part of the proceeds of any Revolving Credit Loan has been or will be used, immediately, incidentally or ultimately, to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock or to refund Indebtedness originally incurred for such purpose, or for any purpose which entails a violation of or which is inconsistent with the provisions of the regulations of the Board of Governors of the Federal Reserve System.

                          (v)     Plans and Benefit Arrangements.  Except as set
forth on Schedule 6.01(v) hereto:

                                  (i)      NovaCare, its Subsidiaries and each
member of the ERISA Group are in compliance in all material respects with any applicable provisions of ERISA with respect to all Benefit Arrangements, Plans and Multiemployer Plans and each Benefit Arrangement and Plan has been administered in all material respects in accordance with its terms and ERISA. There has been no Prohibited Transaction with respect to any Benefit Arrangement or any Plan or, to the best knowledge of NovaCare and its Subsidiaries, with respect to any Multiemployer Plan or Multiple Employer Plan, which could result in any material liability of NovaCare, its Subsidiaries or any other member of the ERISA Group. NovaCare, its Subsidiaries and all members of the ERISA Group have made when due any and all payments required to be made under any agreement relating to a Multiemployer Plan or a Multiple Employer Plan or any Law pertaining thereto. With respect to each Plan and Multiemployer

Plan, NovaCare, its Subsidiaries and each member of the ERISA Group (i) have fulfilled in all material respects their obligations under the minimum funding standards of ERISA, (ii) have not incurred any liability to the PBGC other than for the payment of required premiums and (iii) have not had asserted against them any penalty for failure to fulfill the minimum funding requirements of ERISA.

                                  (ii)     To the best knowledge of each Loan
Party, each Multiemployer Plan and Multiple Employer Plan is able to pay benefits thereunder when due.

                                  (iii)    Neither NovaCare, its Subsidiaries
nor any other member of the ERISA Group has instituted or intends to institute proceedings to terminate any Plan, which termination resulted or will directly or indirectly result in any material liability to any Loan Party.

                                  (iv)     No event requiring notice to the
PBGC under Section 302(f)(4)(A) of ERISA has occurred or is reasonably expected to occur with respect to any Plan, and no amendment with respect to which security is required under Section 307 of ERISA has been made or is reasonably expected to be made to any Plan.

                                  (v)      The aggregate actuarial present
value of all benefit liabilities (whether or not vested) under each Plan, determined on a plan termination basis, as disclosed in, and as of the date of, the most recent actuarial report for such Plan, does not exceed the aggregate fair market value of the assets of such Plan by a material amount.

                                  (vi)     Neither NovaCare, its Subsidiaries
nor any other member of the ERISA Group has incurred or reasonably expects to incur any material withdrawal liability under ERISA to any Multiemployer Plan or Multiple Employer Plan. Neither NovaCare, its Subsidiaries nor any other member of the ERISA Group has been notified by any Multiemployer Plan or Multiple Employer Plan that such Multiemployer Plan or Multiple Employer Plan has been terminated within the meaning of Title IV of ERISA and, to the best knowledge of NovaCare and its Subsidiaries, no Multiemployer Plan or Multiple Employer Plan is reasonably expected to be reorganized or terminated, within the meaning of Title IV of ERISA.

                                  (vii)    To the extent that any Benefit
Arrangement is insured, NovaCare, its Subsidiaries and all members of the ERISA Group have paid when due all premiums required to be paid for all periods through and including the Closing Date. To the extent that any Benefit Arrangement is funded other than with insurance, NovaCare, its Subsidiaries and all members of the ERISA Group have made when due all contributions required to be paid for all periods through and including the Closing Date.

                          (w)     Employment Matters.  Each Loan Party is in
compliance with its labor contracts and all applicable federal, state and local labor and employment Laws including, but not limited to, those related to equal employment opportunity and affirmative action, labor relations, minimum wage, overtime, child labor, medical insurance continuation, worker adjustment and relocation notices, immigration controls and worker and unemployment compensation, except for any failure to comply which would not constitute a Material Adverse Change. There are no outstanding grievances, arbitration awards or appeals therefrom arising out of any Loan Party's labor contracts or current or threatened strikes, picketing, handbilling or other work stoppages or slowdowns at facilities of any Loan Party which in any case would constitute a Material Adverse Change. NovaCare has delivered to the Agent true and correct copies of each of the Labor Contracts in effect as of the date hereof.

                          (x)     Environmental Matters. Except as disclosed on
Schedule 6.01(x) hereto:

                                  (i)      Neither NovaCare nor any of its
Subsidiaries has received any Environmental Complaint from any Official Body or private person alleging that NovaCare, any of its Subsidiaries or any prior or subsequent owner of the Property is a potentially responsible party under the Comprehensive Environmental Response, Cleanup and Liability Act, ("CERCLA") 42 U.S.C. Section 9601, et seq., or is potentially liable under the Solid Waste Disposal Act, as amended, ("SWDA") 42 U.S.C. Section 6901, et. seq., or any comparable state or foreign law, statute or regulation of either CERCLA or SWDA and NovaCare has no reason to believe that such an Environmental Complaint might be received. There are no pending or, to any Loan Party's actual knowledge, threatened Environmental Complaints relating to NovaCare, any of its Subsidiaries or, to any Loan Party's knowledge, any prior or subsequent owner of the Property pertaining to, or arising out of, any Environmental Conditions which, individually or in the aggregate, if adversely determined could reasonably be expected to constitute a Material Adverse Change.

                                  (ii)     Except for conditions, violations or
failures which individually and in the aggregate are not reasonably likely to result in a Material Adverse Change, (i) there are no circumstances at, on or, to the best knowledge of each Loan Party, under the Property that constitute a breach of or non-compliance with any of the Environmental Laws, and (ii) there are, to the best knowledge of each Loan Party, no past or present Environmental Conditions at, on or under the Property or, to each Loan Party's actual knowledge, at, on or under adjacent property, that prevent compliance with the Environmental Laws at the Property.

                                  (iii)    Neither the Property nor any
structures, improvements, equipment, fixtures, activities or facilities thereon or thereunder contain or use Regulated Substances except in compliance in all material respects with Environmental Laws (other than any noncompliance which individually and in the aggregate is not reasonably likely to result in a Material Adverse Change). There are no processes, facilities, operations, equipment or any other activities at, on or, to the best knowledge of each Loan Party, under the Property, or, to each Loan Party's actual knowledge, at, on or under adjacent property, that currently result in the release or threatened release of Regulated Substances onto the Property, except to the extent that such releases or threatened releases are not a material breach of or otherwise not a material violation of the Environmental Laws, or are not likely to result in a Material Adverse Change.

                                  (iv)     There are no above ground storage
tanks, underground storage tanks, or underground piping associated with such tanks, used for the management of Regulated Substances at, on or under the Property that (a) do not have, to the extent required by applicable Environmental Laws, a full operational secondary containment system in place, and (b) are not otherwise in compliance in all material respects with all Environmental Laws (other than any noncompliance which individually or in the aggregate is not reasonably likely to result in a Material Adverse Change). To the best knowledge of each Loan Party, there are no abandoned underground storage tanks or underground piping associated with such tanks, previously used for the management of Regulated Substances at, on or under the Property that have not been either abandoned in place, or removed, in accordance with the Environmental Laws (other than any noncompliance which individually or in the aggregate is not reasonably likely to result in a Material Adverse Change).

                                  (v)      Each Loan Party has all material
permits, licenses, authorizations, plans and approvals necessary under the Environmental Laws for the conduct of the business of each Loan Party as presently conducted (except where the failure to hold any such permit, license, authorization or approval is not reasonably likely to result in a Material Adverse Change). Each Loan Party has submitted all material notices, reports and other filings required by the Environmental Laws to be submitted to an Official Body which pertain to past and current operations on the Property (except where the failure to make any such submission is not reasonably likely to result in a Material Adverse Change).

                                  (vi)     Except for violations which
individually and in the aggregate are not likely to result in a Material Adverse Change, (i) all present and, to the actual knowledge of each Loan Party, past on-site generation, storage, processing, treatment, recycling, reclamation or disposal of Regulated Substances at, on, or, to the best knowledge of each Loan Party, under the Property and, (ii) to the best knowledge of each Loan Party, all off-site transportation, storage, processing, treatment, recycling, reclamation or disposal of Regulated Substances by any Loan Party, and to the actual knowledge of each Loan Party, by any other party, relating to the activities on the Property has been done in accordance with the Environmental Laws.

                          (y)     Senior Debt Status.  The obligations of the
Loan Parties under this Agreement, the Revolving Credit Notes or the Guaranties, as the case may be, do rank and will rank at least pari passu in priority of payment with all other indebtedness of the Loan Parties except indebtedness of the Loan Parties to the extent secured by Permitted Liens. There is no Lien upon or with respect to any of the properties or income of any Loan Party which secures indebtedness or other obligations of any person except for Permitted Liens. The obligations of the Loan Parties hereunder, under the Revolving Credit Notes, or under the Guaranties constitute and will constitute "Senior Indebtedness" as defined under the Indenture.

                          (z)     Solvency.  Each Loan Party is Solvent and
after giving effect to the transactions contemplated by the Loan Documents, including all Indebtedness incurred thereby, and the payment of all fees related thereto, each Loan Party will be Solvent, determined as of the Closing Date and as of each Borrowing Date, except to the extent that any failure to comply with the foregoing would not result in a Material Adverse Change.

                 6.02 Updates to Schedules. Should any of the information or disclosures provided on any of the Schedules attached hereto become outdated or incorrect in any material respect, the Loan Parties shall promptly provide the Agent in writing with such revisions or updates to such Schedule as may be necessary or appropriate to update or correct same; provided, however that no Schedule shall be deemed to have been amended, modified or superseded by any such correction or update, nor shall any breach of warranty or representation resulting from the inaccuracy or incompleteness of any such Schedule be deemed to have been cured thereby, unless and until the Required Banks, in their sole and absolute discretion, shall have accepted in writing such revisions or updates to such Schedule.

                                  ARTICLE VII
                             CONDITIONS OF LENDING

                 The obligation of each Bank to make Revolving Credit Loans or to issue any Letters of Credit hereunder is subject to the performance by each Loan Party of its obligations to be performed hereunder at or prior to the making of any such Revolving Credit Loans or the issuing of such Letters of Credit and to the satisfaction of the following further conditions:

                 7.01     [INTENTIONALLY OMITTED]

                 7.02 Each Additional Revolving Credit Loan. At the time of making any Revolving Credit Loans or issuing any Letters of Credit other than the Revolving Credit Loan made or Letters of Credit issued on the Closing Date hereunder and after giving effect thereto: the representations and warranties of the Loan Parties contained in Article VI hereof shall be true on and as of the date of such additional Revolving Credit Loan or Letter of Credit with the same effect as though such representations and warranties had been made on and as of such date (except representations and warranties which expressly relate solely to an earlier date or time, which representations and warranties shall be true and correct on and as of the specific dates or times referred to therein) and the Loan Parties shall have performed and complied with all covenants and conditions hereof; no Event of Default or Potential Default shall have occurred and be continuing or shall exist; the making of the Revolving Credit Loans or issuance of the Letters of Credit shall not contravene any Law applicable to any Loan Party or any of the Banks; and NovaCare, for itself or as agent for another Borrower or Borrowers, shall have delivered to the Agent a duly executed and completed Revolving Credit Loan Request or request for Letters of Credit.

                                  ARTICLE VIII
                                   COVENANTS

                 8.01 Affirmative Covenants. Each Loan Party covenants and agrees that until payment in full of the Revolving Credit Loans and interest thereon, expiration or termination of all Letters of Credit, satisfaction of all of the Loan Parties' other obligations hereunder and termination of the Revolving Credit Commitment, each Loan Party shall comply at all times with the following affirmative covenants:

                          (a)     Preservation of Existence, etc.  Except as
specifically permitted by Section 8.02(d), each Loan Party shall maintain its corporate existence and its qualification and good standing in each jurisdiction in which its ownership or lease of property or the nature of its business makes such license or qualification necessary, except where the failure to be so licensed or qualified would not constitute a Material Adverse Change.

                          (b)     Payment of Liabilities, Including Taxes, etc.
Each Loan Party shall duly pay and discharge all material liabilities to which it is subject or which are asserted against it, promptly as and when the same shall become due and payable, including all taxes, assessments and governmental charges upon it or any of its properties, assets, income or profits, prior to the date on which penalties attach thereto, except to the extent that such liabilities, including taxes, assessments or charges, are being contested in good faith and by appropriate and lawful proceedings diligently conducted and for which such reserve or other appropriate provisions, if any, as shall be required by GAAP shall have been made, but only to the extent that failure to discharge any such liabilities would not result in any Material Adverse Change or adversely affect the Pledged Collateral, provided that such Loan Party will pay all such liabilities forthwith upon the commencement of proceedings to foreclose any Lien which may have attached as security therefor.

                          (c)     Maintenance of Insurance.  Each Loan Party
shall insure its properties and assets against loss or damage by fire and such other insurable hazards as such assets are commonly insured (including fire, extended coverage, property damage, worker's compensation, public liability and business interruption insurance) and against other risks in such amounts as similar properties and assets are insured by prudent companies in similar circumstances carrying on similar businesses, and with reputable and financially sound insurers, including self-insurance to the extent customary. At the request of the Agent, each Loan Party shall deliver on the Closing Date and annually thereafter a certificate signed by such Loan Party's independent insurance broker certifying as to all insurance then in force with respect to such Loan Party.

                          (d)     Maintenance of Properties and Leases.  Each
Loan Party shall maintain in good repair, working order and condition (ordinary wear and tear excepted) in accordance with the general practice of other businesses of similar character and size, all of those material properties useful or necessary to its business, and from time to time, each Loan Party will make or cause to be made all appropriate repairs, renewals or replacements thereof.

                          (e)     Maintenance of Patents, Trademarks, etc.
Each Loan Party shall maintain in full force and effect all patents, trademarks, trade names, copyrights, licenses, franchises, permits and other authorizations necessary for the ownership and operation of its properties and business if the failure so to maintain the same would constitute a Material Adverse Change.

                          (f)     Visitation Rights.  Each Loan Party shall
permit any of the officers or authorized employees or representatives of the Agent or any of the Banks to visit and inspect any of its properties and to examine and make excerpts from its books and records or discuss its business affairs, finances and accounts with its officers, all in such detail and at such times during normal business hours and as often as any of the Banks may reasonably request, provided that each Bank shall provide such Loan Party and the Agent with reasonable notice prior to any visit or inspection. In the event that any Bank desires to conduct an inspection of a Loan Party, such Bank shall make a reasonable effort to conduct such audit contemporaneously with any audit to be performed by the Agent.

                          (g)     Keeping of Records and Books of Account.  The
Loan Parties shall maintain and keep proper books of record and account which enable the Loan Parties to issue financial statements in accordance with GAAP and as otherwise required by applicable Laws of any Official Body having jurisdiction over the Loan Parties, and accurately and fairly reflect the transactions and dispositions of the assets of the Loan Parties.

                          (h)     Plans and Benefit Arrangements.

                                  (i)      NovaCare shall, and shall cause each
member of the ERISA Group to, comply with ERISA, the Internal Revenue Code and other Laws applicable to Plans and Benefit Arrangements except where such failure, alone or in conjunction with any other failure, would not result in a Material Adverse Change. Without limiting the generality of the foregoing, NovaCare shall cause all of its Plans and all Plans maintained by any member of the ERISA Group to be funded in accordance with the minimum funding requirements of ERISA and shall make, and cause each member of the ERISA Group to make, in a timely manner, all contributions due to Plans, Benefit Arrangements and Multiemployer Plans.

                                  (ii)     Promptly upon becoming aware of the
occurrence thereof, NovaCare shall furnish to the Banks notice (including the nature of the event and, when known, any action taken or threatened by the Internal Revenue Service or the PBGC with respect thereto) of:

                                           (A)     any Reportable Event with
respect to NovaCare or any member of the ERISA Group (regardless of whether the obligation to report said Reportable Event to the PBGC has been waived),

                                           (B)     any Prohibited Transaction
which could subject NovaCare or any member of the ERISA Group to a civil penalty assessed pursuant to Section 502(i) of ERISA or a tax imposed by
Section 4975 of the Internal Revenue Code in connection with any Plan, Benefit Arrangement or any trust created thereunder,

                                           (C)     any assertion of material
withdrawal liability with respect to any Multiemployer Plan,

                                           (D)     any partial or complete
withdrawal from a Multiemployer Plan by NovaCare or any member of the ERISA Group under Title IV of ERISA (or assertion thereof), where such withdrawal is likely to result in material withdrawal liability,

                                           (E)     any cessation of operations
(by NovaCare or any member of the ERISA Group) at a facility in the circumstances described in Section 4062(e) of ERISA,

                                           (F)     withdrawal by NovaCare or any
member of the ERISA Group from a Multiple Employer Plan where such withdrawal is likely to result in a material liability,

                                          (G)     a failure by NovaCare or any
member of the ERISA Group to make a payment to a Plan required to avoid imposition of a lien under Section 302(f) of ERISA,

                                          (H)     the adoption of an amendment
to a Plan requiring the provision of security to such Plan pursuant to Section 307 of ERISA, or

                                          (I)     any change in the actuarial
assumptions or funding methods used for any Plan, where the effect of such change is to materially increase or materially reduce the unfunded benefit liability or obligation to make periodic contributions.

                                  (iii)    Promptly after receipt thereof,
NovaCare shall furnish to the Banks copies of (a) all notices received by NovaCare or any member of the ERISA Group of the PBGC's intent to terminate any Plan administered or maintained by NovaCare or any member of the ERISA Group, or to have a trustee appointed to administer any such Plan, and (b) at the request of the Agent or any Bank the three most recent annual reports (IRS Form 5500 series) and all accompanying schedules, the most recent actuarial reports, the most recent financial information concerning the financial status of each Plan administered or maintained by NovaCare or any member of the ERISA Group, and schedules showing the amounts contributed within the last year to each such Plan by or on behalf of NovaCare or any member of the ERISA Group in which any of their personnel participate or from which such personnel may derive a benefit.

                                  (iv)     Promptly upon the filing thereof,
NovaCare shall furnish to the Banks copies of any Form 5310, or any successor or equivalent form to Form 5310, filed with the PBGC in connection with the termination of any Plan.

                          (i)     Compliance With Laws.  Each Loan Party shall
comply with all applicable Laws, including all Environmental Laws, in all respects provided that it shall not be deemed to be a violation of this Section 8.01(i) if any failure to comply with any Law would not result in or constitute a Material Adverse Change.

                          (j)     Use of Proceeds.  The Borrowers will use the
proceeds of the Revolving Credit Loans only for lawful purposes in accordance with Section 2.08 hereof as applicable and such uses shall not contravene any applicable Law or any other provision hereof.

                          (k)     Further Assurances.  Each Loan Party shall,
from time to time, at its expense, faithfully preserve and protect the Agent's Lien on and Prior Security Interest in the Pledged Collateral as a continuing first priority perfected Lien, and shall do such other acts and things as the Agent in its sole discretion reasonably may deem necessary or advisable from time to time in order to preserve, perfect and protect the Liens granted under the Loan Documents and to exercise and enforce its rights and remedies thereunder with respect to the Pledged Collateral.

                          (l)     Subordination of Intercompany Indebtedness;
Permitted Additional Subordinated Indebtedness.

                                  (A)      Intercompany Indebtedness.  Each
Loan Party shall enter into and be bound by the Subordination Agreement (Intercompany) and shall cause all Intercompany Indebtedness to be subordinated to the obligations of the Loan Parties to the Agent and the Banks pursuant to the terms of such Subordination Agreement (Intercompany).

                                  (B)      Permitted Additional Subordinated
Indebtedness. The Loan Parties shall cause to be subordinated pursuant to the provisions of Exhibit 1.01(P)(3) hereof all Indebtedness and Guaranties of Indebtedness of the Loan Parties except for Indebtedness expressly permitted under clauses (i) through (viii) of Section 8.02(a). Without limiting the foregoing, the Loan Parties shall cause to be subordinated pursuant to such provisions all Indebtedness and Guaranties of Indebtedness (i) incurred by any Loan Party in connection with a Permitted Acquisition, or (ii) incurred by a corporation (or its Subsidiaries) whose shares or other equity interests are acquired by a Loan Party in a Permitted Acquisition, unless such Indebtedness is permitted under clauses (i) through (viii) of Section 8.02(a).

                          (m)     Certificate of Borrowers; Other Reports and
Information.  NovaCare shall furnish or cause to be furnished to the Banks:

                          (i)     Quarterly Financial Statements.  As soon as
available and in any event within forty-five (45) calendar days after the end of each of the first three fiscal quarters in each fiscal year, financial statements of NovaCare and its consolidated Subsidiaries, consisting of a balance sheet as of the end of such fiscal quarter, related statements of income for the fiscal quarter then ended and the fiscal year through such date and related statements of cash flows, for the fiscal year through such date, all in reasonable detail and certified (subject to normal year-end audit adjustments) by the Chief Executive Officer, President or Chief Financial Officer of NovaCare as having been prepared in accordance with GAAP, consistently applied, and setting forth in comparative form the respective financial statements (except for the balance sheets) for the corresponding date and period in the previous fiscal year. NovaCare may comply with this Section 8.01(m)(i) by delivering to the Banks certified copies of its Form 10-Q filed with the Securities and Exchange Commission provided that the financial statements contained therein comply with the foregoing requirements. Notwithstanding anything contained herein to the contrary, for periods on and after the Spin-Off Consummation, the quarterly financial statements of NovaCare and its consolidated Subsidiaries required to be prepared and delivered in accordance with this Section 8.01(m)(i) shall be prepared on a consolidated basis in accordance with GAAP but without regard to NovaCare Employee Services, Inc.

                          (ii)    Annual Financial Statements.  As soon as
available and in any event within ninety (90) days after the end of each fiscal year, financial statements of NovaCare and its consolidated Subsidiaries consisting of a balance sheet as of the end of such fiscal year, and related statements of income, stockholders' equity and cash flows for the fiscal year then ended, all in reasonable detail and setting forth in comparative form the financial statements as of the end of and for the preceding fiscal year, and certified by Price Waterhouse or other independent certified public accountants of nationally recognized standing reasonably satisfactory to the Agent. The certificate or report of accountants shall be free of qualifications (other than any consistency qualification that may result from a change in the method used to prepare the financial statements as to which such accountants concur) and shall not indicate the occurrence or existence of any event, condition or contingency which would materially impair the prospect of payment or performance of any covenant, agreement or duty of the Loan Parties under any of the Loan Documents. NovaCare may comply with this Section 8.01(m)(ii) by delivering to the Banks copies of its Form 10-K filed with the Securities and Exchange Commission, provided that the financial statements and report of accountants contained therein comply with the foregoing requirements. Notwithstanding anything contained herein to the contrary, for periods on and after the Spin-Off Consummation, the annual financial statements of NovaCare and its consolidated Subsidiaries required to be prepared and delivered in accordance with this
Section 8.01 (m)(ii) shall be prepared on a consolidated basis in accordance with GAAP but without regard to NovaCare Employee Services, Inc.

                          (iii)   Certificate of the Borrower.  No later than
ten (10) Business Days following the due date of the financial statements of NovaCare and its Subsidiaries furnished to the Agent and to the Banks pursuant to Sections 8.01(m)(i) and (ii) hereof, a certificate of NovaCare signed by the Chief Executive Officer, President or Chief Financial Officer of NovaCare, in the form of Exhibit 8.01(m)(iii) hereto, to the effect that, except as described pursuant to Section 8.03(a) below, (i) the representations and warranties of the Loan Parties contained in Article VI hereof are true on and as of the date of such certificate with the same effect as though such representations and warranties had been made on and as of such date (except representations and warranties which expressly relate solely to an earlier date or time) and the Loan Parties have performed and complied with all covenants and conditions hereof, and (ii) no Event of Default or Potential Default exists and is continuing on the date of such certificate. The certificate also shall contain calculations in sufficient detail to demonstrate compliance as of the date of the financial statements with all financial covenants contained in
Section 8.02 hereof.

                          (iv)    Separate Financial Information for Certain
Excluded Entities. As soon as available, quarterly and annual financial statements with respect to each Excluded Entity in which a Restricted Investment of more than $1 million has been made by a Loan Party.

                          (v)     Management Letters.  Concurrently with the
annual financial statements described in Section 8.01(m)(ii), any reports including management letters submitted to any Loan Party by independent accountants in connection with any annual, interim or special audit.

                          (vi)    Other Reports and Information.  Promptly upon
their becoming available to NovaCare or as otherwise specified below:

                                  (A)      the annual consolidated budget and
any accompanying forecasts or projections of NovaCare and its Subsidiaries submitted to NovaCare's Board of Directors which shall project the operations of NovaCare and its Subsidiaries on a consolidated basis and separately for each of their lines of business. NovaCare shall deliver such budget, forecasts and projections to the Banks not later than forty-five (45) days following the commencement of the fiscal year to which such budget, forecasts and projections may be applicable. In the event that as a result of a Permitted Acquisition, NovaCare updates any budget, forecasts or projections to give effect to such Permitted Acquisition, NovaCare shall promptly deliver to the Banks such updated budget, forecasts or projections as they become available.

                                  (B)      any reports, notices or proxy
statements generally distributed by NovaCare to its stockholders on a date no later than the date supplied to the stockholders,

                                  (C)      regular or periodic reports,
including Forms 10-K, 10-Q and 8-K, registration statements and prospectuses (except for registration statements on Form S-8), filed by NovaCare with the Securities and Exchange Commission,

                                  (D)      a copy of any order in any
proceeding to which NovaCare or any of its Subsidiaries is a party issued by any Official Body, which order is other than in the ordinary course of business in the case of an order issued by an Official Body other than a court, a tribunal, a grand jury or arbitrator or which order is reasonably likely to result in a Material Adverse Change,

                                  (E)      a copy of any notice regarding the
occurrence of an event of default or event which with the passage of time or giving of notice or both would cause an event of default in respect of any lease to which NovaCare or any of its Subsidiaries is a party or by which NovaCare or any of its Subsidiaries is bound, pursuant to which lease NovaCare or any of its Subsidiaries makes payments equal to or in excess of $250,000 in any fiscal year, such notice to be delivered to the Banks upon receipt thereof by NovaCare or any of its Subsidiaries,

                                  (F)      upon the request of the Agent or any
Bank, a copy of the purchase agreement and all documents and financial statements and information in connection with each Permitted Acquisition, and

                                  (G)      such other reports and information
as the Banks may from time to time reasonably request. NovaCare shall also notify the Banks promptly after it obtains knowledge of the enactment or adoption of any Law which may result in a Material Adverse Change.

                 8.02 Negative Covenants. NovaCare covenants and agrees that until payment in full of the Revolving Credit Loans and interest thereon, expiration or termination of all Letters of Credit and satisfaction of all of the Borrowers' other obligations hereunder and termination of the Revolving Credit Commitment, NovaCare shall, and shall cause each Loan Party to, comply at all times with the following negative covenants (and insofar as the following are applicable to any Borrower, such Borrower also covenants and agrees as follows):

                          (a)     Indebtedness.  Each Loan Party shall not at
any time create, incur, assume or suffer to exist any Indebtedness, except:

                                  (i)      Indebtedness under the Loan
Documents;

                                  (ii)     Indebtedness existing on the date
hereof as set forth on Schedule 8.02(a)(ii), (other than Indebtedness under the Indenture which is addressed in clause (iv) below), including any extensions or renewals thereof provided there is no increase in the amount thereof or other significant change in the terms thereof adverse to any Loan Party;

                                  (iii)    Capitalized leases entered into in
the ordinary course of business consistent with past practice;

                                  (iv)     Indebtedness under the Indenture
provided that the subordination provisions contained in the Indenture shall not be amended after the Closing Date and that the Indenture is not otherwise amended after the Closing Date if the effect thereof would (i) accelerate the due date or increase the amount of any payment due from the Loan Parties thereunder, (ii) change the rate at which interest is charged thereunder, or
(iii) impose restrictions or obligations on the Loan Parties which are not imposed thereunder on the Closing Date or add any term thereto which is less favorable in any material respect to the Loan Parties than the terms of the Indenture on the Closing Date or which is more restrictive to any of the Loan Parties than the terms of the Credit Agreement;

                                  (v)      (A)     Up to $20,000,000 in
aggregate principal amount collectively for all Loan Parties, at any one time outstanding, of (1) Indebtedness incurred or assumed on or after the Closing Date secured by Purchase Money Security Interests entered into in the ordinary course of business consistent with past practice; and (2) in connection with a Permitted Acquisition which would be accounted for as a "purchase" transaction under GAAP, Indebtedness assumed by Loan Parties pursuant to mergers of persons into Loan Parties or Indebtedness of persons whose stock (or other ownership interests) or assets are acquired by Loan Parties in a Permitted Acquisition (whether by merger or otherwise and only to the extent the Indebtedness of a person is assumed by Loan Parties in the case of the acquisition of the assets of such person by a Loan Party) provided that with respect to each such Permitted Acquisition such persons referred to above are not Affiliates of any Loan Parties prior to such Permitted Acquisition and provided that such Indebtedness (i) existed before the date of such Permitted Acquisition; (ii) does not exceed the purchase price (determined in accordance with GAAP) in connection with such Permitted Acquisition; and (iii) is secured only by the assets acquired if the Permitted Acquisition is an asset acquisition, or is secured only by the assets of the person whose stock or other ownership interests are being acquired if the Permitted Acquisition is an acquisition of stock or other ownership interests;

                                           (B)     Any extensions or renewals of
Indebtedness described in clause (A) above provided there is no increase in the amount thereof or other significant change in the terms thereof adverse to any Loan Party;

                                  (vi)     Indebtedness assumed by an acquiring
Loan Party in an asset acquisition which would be accounted for as a "pooling of interests" transaction under

GAAP, or Indebtedness of a Pooling Partner which remains outstanding following the acquisition, directly or indirectly, of such Pooling Partner's stock or other ownership interests in connection with a stock acquisition (which is accounted for as a "pooling of interests under GAAP"), provided that, in either case: (A) such transaction is a Permitted Acquisition and such Indebtedness existed before the date of such Permitted Acquisition; (B) the aggregate amount of such Indebtedness does not exceed the Pooling Consideration in connection with such Permitted Acquisition; (C) the aggregate amount of such Indebtedness together with all other Indebtedness previously incurred under this Section 8.02(a)(vi) during the then current fiscal year does not exceed $100,000,000;
(D) no Loan Party shall issue any Guaranty in respect of, grant any Lien in any of its assets as security for, or otherwise become liable to repay, such Indebtedness except (1) if the Permitted Acquisition is an asset acquisition which would be accounted for as a "pooling of interests" transaction under GAAP, the acquiring Loan Party may assume such Indebtedness and may confirm the continued existence of Liens in the assets which it acquires from the Pooling Partner securing such Indebtedness, provided that such Loan Party shall have been inactive prior to such Permitted Acquisition so that its assets shall consist solely of the assets which it has acquired pursuant to such Permitted Acquisition, (2) if the Permitted Acquisition is a stock acquisition which is accounted for under GAAP as a "pooling of interests", the Pooling Partner may remain liable on such Indebtedness and may confirm its prior grant of Liens in its assets securing such Indebtedness, and (3) NovaCare may execute a Guaranty guaranteeing such Indebtedness provided that such Guaranty shall be subordinated in accordance with the provisions of Exhibit 1.01(P)(3) (a "Permitted NovaCare Guaranty"); (E) the amount of such Indebtedness (or committed amount if the Indebtedness is a revolving credit facility) shall not be increased after such Permitted Acquisition; and (F) the agreements governing such Indebtedness may not be amended or modified in any material respect, extended, renewed or replaced after such Permitted Acquisition;

                                  (vii)    Permitted Intercompany Indebtedness
provided, however, that for periods on or after the Spin-Off Consummation, neither NovaCare nor any Subsidiary of NovaCare shall make any loans or advances to NovaCare Employee Services, Inc.;

                                  (viii)   Permitted Additional Institutional
Indebtedness; and

                                  (ix)     Permitted Additional Subordinated
Indebtedness.

                          (b)     Liens.  Each Loan Party shall not at any time
create, incur, assume or suffer to exist any Lien on any of its property or assets, tangible or intangible, now owned or hereafter acquired, or agree or become liable to do so, except Permitted Liens. None of the Loan Parties shall enter into any agreement or covenant with any person other than the Agent or the Banks which in any manner limits the right of any of the Loan Parties to incur any Lien on any of their assets, except that the Loan Parties may enter into agreements granting Permitted Liens to third parties.

                          (c)     Guaranties.  Each Loan Party shall not at any
time, directly or indirectly, become or be liable in respect of any Guaranty, or assume, guarantee, become surety for, endorse or otherwise agree, become or remain directly or contingently liable upon or with respect to any obligation or liability of any other person which obligation or liability would be required to be reported or noted in the financial statements of such Loan Party in accordance with GAAP, except pursuant to (u) Guaranties of contractual obligations of the Loan Parties not constituting Indebtedness; (v) Permitted NovaCare Guaranties; (w) Guaranties listed on Schedule 8.02(a)(ii); (x) the Guaranty Agreements; (y) guaranties subordinated in accordance with the provisions of Exhibit 1.01(P)(3) guaranteeing Permitted Additional Subordinated Indebtedness or (z) guaranties of the obligations described in Sections 8.02(a)(iii), (v) and (viii).

                          (d)     Liquidations, Mergers, Consolidations,
Acquisitions. Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, dissolve, liquidate or wind-up its affairs, or become a party to any merger or consolidation, or acquire by purchase, lease or otherwise all or substantially all of the assets or capital stock or other ownership interests of any other person, provided that

                                  (i)      any wholly-owned Subsidiary of
NovaCare may consolidate or merge into another Loan Party which is wholly-owned by one or more of the other Loan Parties, and

                                  (ii)     any Loan Party may acquire, whether
by purchase or by merger, (A) all of the ownership interests of another Person or (B) substantially all of the assets of another Person or of a business or division of another Person (each a "Permitted Acquisition"), provided that each of the following requirements is met:

                                          (a)     such Person shall be a
corporation, limited liability company or other entity with respect to applicable state law provided that the owners of all stock or other ownership interests in such entity shall not be liable for any obligations of such entity or for the claims of any creditors thereof,

                                          (b)     if the Loan Parties are
acquiring the ownership interests in such Person, such Person shall join this Agreement as a Borrower or a Guarantor pursuant to Section 11.18 hereof and the owners of such acquired Person shall grant Liens in the stock or other ownership interests in such Person and otherwise comply with Section 11.18 on or before the date of such Permitted Acquisition,

                                          (c)     the board of directors or
other equivalent governing body of such Person shall have approved such Permitted Acquisition,

                                          (d)     the business acquired, or the
business conducted by the Person whose ownership interests are being acquired, as applicable, shall be a Permitted Line of Business,

                                          (e)     no Potential Default or Event
of Default shall exist immediately prior to and after giving effect to such Permitted Acquisition,

                                          (f)     after giving effect to such
Permitted Acquisition there shall be Available Revolving Credit Commitments of at least Five Million Dollars ($5,000,000), and

                                          (g)     the Consideration paid by the
Loan Parties for each Permitted Acquisition shall not exceed Thirty Million Dollars ($30,000,000), and after giving effect to such Permitted Acquisition, the Consideration paid by the Loan Parties for all Permitted Acquisitions made during the current fiscal year of the Loan Parties shall not exceed One Hundred Fifty Million Dollars ($150,000,000) (the "Annual Permitted Acquisition Amount") provided that in no event shall the portion of the Annual Permitted Acquisition Amount utilized to make Permitted Acquisitions of physician practices in the specialty of occupational medicine exceed Forty Million Dollars ($40,000,000) in any fiscal year and in no event shall the portion of the Annual Permitted Acquisition Amount utilized to make Permitted Acquisitions of Professional Employment Organizations in any fiscal year prior to the fiscal year during which the Spin-Off Consummation occurs exceed Forty-Five Million Dollars ($45,000,000). Notwithstanding anything in this Agreement to the contrary, for periods on or after March 31, 1997, no portion of the Annual Permitted Acquisition Amount shall be utilized to make Permitted Acquisitions of Professional Employment Organizations, and

                                  (iii)    NovaCare Employee Services, Inc. may
acquire, whether by purchase or by merger (A) all of the ownership interests of another Person, or (B) substantially all of the assets of another Person or of a business or division of another Person (each a "NESI Permitted Acquisition") provided that (x) for periods when NovaCare Employee Services, Inc. is a party to a credit facility among the Agent, various lending institutions and NovaCare Employee Services, Inc. (the "NESI Credit Facility") each NESI Permitted Acquisition shall be subject to and in compliance with the NESI Credit Facility and after giving effect to each such acquisition, no Potential Default or Event of Default shall exist and be continuing; and (y) for periods when the NESI Credit Facility is not in effect, each NESI Permitted Acquisition by NovaCare Employee Services, Inc. shall meet all of the following requirements:

                                           (a)     such Person shall be a
corporation, limited liability company or other entity with respect to applicable state law provided that the owners of all stock or other ownership interests in such entity shall not be liable for any obligations of such entity or for the claims of any creditors thereof,

                                           (b)     if NovaCare Employee
Services, Inc. is acquiring the ownership interests in such Person, such Person shall join this Agreement as a Guarantor pursuant to Section 11.18 hereof and the owners of such acquired Person shall grant Liens in the stock or other ownership interests in such Person and otherwise comply with Section 11.18 on or before the date of such NESI Permitted Acquisition,

                                           (c)     the board of directors or
other equivalent governing body of such Person shall have approved such NESI Permitted Acquisition,

                                           (d)     the business acquired, or the
business conducted by the Person whose ownership interests are being acquired, as applicable, shall be a Permitted Line of Business,

                                           (e)     no Potential Default or Event
of Default shall exist immediately prior to and after giving effect to such NESI Permitted Acquisition, and

                                           (f)     no Loan proceeds shall be
used to consummate any NESI Permitted Acquisition nor shall any Loan Party make any loan or advance to nor any investment in or contribution to the capital of NovaCare Employee Services, Inc. or other Person in connection with or in order to consummate any NESI Permitted Acquisition.

                         (e)      Dispositions of Assets or Subsidiaries. Each
Loan Party shall not sell, convey, assign, lease, abandon or otherwise transfer or dispose of, voluntarily or involuntarily, any of its properties or assets, tangible or intangible (including but not limited to sale, assignment, discount or other disposition of accounts, contract rights, chattel paper, equipment or general intangibles with or without recourse or of capital stock, shares of beneficial interest or partnership interests of a Subsidiary), except:

                                  (i)      transactions involving any sale,
abandonment, transfer or lease of assets in the ordinary course of business which are no longer necessary or required in the conduct of such Loan Party's business;

                                  (ii)     transactions involving any sale,
transfer, abandonment or lease of assets by any Loan Party which is a wholly owned Subsidiary of NovaCare to NovaCare or any other Loan Party which is a wholly owned Subsidiary of NovaCare;

                                  (iii)    transactions involving any sale,
abandonment, transfer or lease of assets in the ordinary course of business which are replaced by substitute assets;

                                  (iv)     transactions involving a sale of
assets provided that the sum of the Sale Price received from such sale and from all prior sales permitted under this clause (iv) (but without regard to the Sale Price received in connection with the Spin-Off) does not exceed 5% of Consolidated Net Worth as of the end of the fiscal quarter of NovaCare preceding the date of such sale and provided that the Loan Parties deliver to the Banks evidence of compliance with this clause (iv) before making such sale, or

                                  (v)      the Spin-Off, on or before December
31, 1997, so long as (w) after giving effect thereto no Event of Default or Potential Default shall exist under the Credit Agreement or the other Loan Documents, and the President, Chief Executive Officer or Chief Financial Officer of the Loan Parties shall have certified the foregoing to the Agent for the benefit of the Banks; (x) NovaCare shall have delivered to the Agent copies of all documents relating to or in connection with the Spin-Off (collectively, the "Spin-Off Documents") prior to the consummation of the Spin-Off and the Spin-Off Documents shall all be in form and substance satisfactory to the Agent, the Spin-Off shall have been consummated in accordance with the Spin-Off Documents and the President, Chief Executive Officer or Chief Financial Officer of NovaCare shall have delivered to the Agent a certificate certifying the consummation of the Spin-Off in accordance with the Spin-Off Documents and attaching a true and complete copy of the Spin-Off Documents, as certified by such officer; (y) the Agent shall have received a certificate signed by the President, Chief Executive Officer or Chief Financial Officer of the Borrowers and Guarantors, certifying as to all action taken by the Borrowers and Guarantors to authorize the execution, delivery and performance of the Spin-Off and that all conditions to the effectiveness of the Spin-Off have been met; and
(z) the Agent shall have received an opinion of Peter D. Bewley, General Counsel of the Loan Parties reasonably satisfactory to the Agent (including without limitation customary opinions regarding with respect to the Spin-Off the compliance with all securities laws, including 10b(5) and confirming the Prior Security Interest of the Agent on behalf of the Banks in the remaining stock of the Spin-Off Entity owned by NovaCare after the Spin-Off.)

                          (f)     Joinder of Qualifying Subsidiaries; Excluded
Entities. NovaCare shall not and shall not permit any other Loan Party to own, create or acquire any Qualifying Subsidiary except for the Excluded Qualifying Subsidiaries unless such Qualifying Subsidiary joins this Agreement as either a Borrower or Guarantor pursuant to Section 11.18 hereof. The Loan Parties shall not permit their Restricted Investments in Excluded Entities to exceed the Permitted Investment in Excluded Entities.

                          (g)     Continuation of or Change in Business.  Each
Loan Party shall not engage in any business other than a Permitted Line of Business. NovaCare shall not change its business materially after the Closing Date.

                          (h)     Plans and Benefit Arrangements.  Each Loan
Party shall not:

                                  (i)      fail to satisfy the minimum funding
requirements of ERISA and the Internal Revenue Code with respect to any Plan;

                                  (ii)     request a minimum funding waiver
from the Internal Revenue Service with respect to any Plan;

                                  (iii)    engage in a Prohibited Transaction
with any Plan, Benefit Arrangement or Multiemployer Plan which, alone or in conjunction with any other circumstances or set of circumstances resulting in liability under ERISA, would constitute a Material Adverse Change;

                                  (iv)     permit the aggregate actuarial
present value of all benefit liabilities (whether or not vested) under each Plan, determined on a plan termination basis, as disclosed in the most recent actuarial report completed with respect to such Plan, to exceed, as of any actuarial valuation date, the fair market value of the assets of such Plan;

                                  (v)      fail to make when due any
contribution to any Multiemployer Plan that NovaCare or any member of the ERISA Group may be required to make under any agreement relating to such Multiemployer Plan, or any Law pertaining thereto;

                                  (vi)     withdraw (completely or partially)
from any Multiemployer Plan or withdraw (or be deemed under Section 4062(e) of ERISA to withdraw) from any Multiple Employer Plan, where any such withdrawal is likely to result in a material liability of NovaCare or any member of the ERISA Group;

                                  (vii)    terminate, or institute proceedings
to terminate, any Plan, where such termination is likely to result in a material liability to NovaCare or any member of the ERISA Group;

                                  (viii)   make any amendment to any Plan with
respect to which security is required under Section 307 of ERISA; or

                                  (ix)     fail to give any and all notices and
make all disclosures and governmental filings required under ERISA or the Internal Revenue Code, where such failure is likely to result in a Material Adverse Change.

                          (i)     Loans and Investments.  The Loan Parties
shall not, and shall not permit any of their Subsidiaries to, at any time make or suffer to remain outstanding any loan or advance to, or purchase, acquire or own any stock, bonds, notes or securities of, or any partnership interest (whether general or limited) in or any other investment or interest in, or make any capital contribution to, any other person, or agree, become or remain liable to do any of the foregoing, except:

                                  (i)      trade credit extended on usual and
customary terms in the ordinary course of business including any such credit which may be evidenced from time to time by promissory notes;

                                  (ii)     advances to employees to meet
expenses incurred by such employees in the ordinary course of their employment and short-term or relocation loans to new executives to induce them to enter into the employ of NovaCare or any of its Subsidiaries, consistent with past practices;

                                  (iii)    Permitted Investments;

                                  (iv)     Permitted Intercompany Indebtedness,
and Investments by the Loan Parties in other Loan Parties; provided, however, that for periods on or after the Spin-Off Consummation, neither NovaCare nor any Subsidiary of NovaCare shall make any loans or advances to or investments in NovaCare Employee Services, Inc.; and

                                  (v)      the Permitted Investment in Excluded
Entities so long as:  (a) the Excluded Entity in which the Restricted
Investment is made is engaged in either a Permitted Line of Business, the ownership of real property, or operation of a physician practice group; (b) if a Loan Party is a general partner of an Excluded Entity in which a Restricted Investment is made, the Restricted Investment in such general partner shall not exceed the amount of the Permitted Investment in Excluded Entity for such Excluded Entity; (c) the Loan Party making a Restricted Investment in an Excluded Entity gives notice to the Agent, including a brief description of the nature, type and amount of the Restricted Investment, description of the Excluded Entity, and if the nature of a Restricted Investment is tangible property then the fair value of such tangible property (including a detailed calculation and summary of the method of such valuation) together with such other information regarding the Restricted Investment as the Agent or any Bank may reasonably request, such notice to be delivered to the Agent no later than ten (10) Business Days prior to the making of such Restricted Investment, (d) the Loan Party making the Permitted Investment in Excluded Entities is a Loan Party other than NovaCare, and (e) a Prior Security Interest in the stock, partnership interests or other equity interests of the Excluded Entity owned by any Loan Party are pledged to the Agent, for the benefit of the Banks, pursuant to a Pledge Agreement in form and substance satisfactory to the Agent. Notwithstanding anything contained in this Section 8.02(i) to the contrary, neither NovaCare nor any other Loan Party shall at any time on or after the Spin-Off Consummation make any loan or advance to, purchase, acquire or own any stock, bonds, notes or securities of, or any other investment or interest in, or make any capital contribution to, or agree, become or remain liable to do any of the foregoing with respect to NovaCare Employee Services, Inc., other than the continued ownership of NovaCare's equity interest of common stock of NovaCare Employee Services, Inc. as owned as of the Spin-Off Consummation.

                          (j)     Dividends and Related Distributions.  The
Loan Parties shall not make or pay, or agree to become or remain liable to make or pay, any dividend or other distribution of any nature (whether in cash, property, securities or otherwise) on account of or in respect of its shares of capital stock or on account of the purchase, redemption, retirement or acquisition of its shares of capital stock (or warrants, options or rights therefor), except (i) dividends payable by any Subsidiary of NovaCare to NovaCare or to any other Loan Party, or (ii) dividends paid by NovaCare or payments by NovaCare for stock repurchases or redemptions not exceeding twenty-five percent (25%) of consolidated net income earned in respect of any fiscal year provided that such dividends (A) may not be made until at least four (4) Business Days have elapsed following the delivery by NovaCare of its financial statements to the Banks pursuant to Section 8.01(m)(ii) hereof for such fiscal year, and (B) may be made in subsequent fiscal years if they are not made during the fiscal year in which such financial statements are delivered.

                          (k)     Minimum Current Ratio.  The Loan Parties
shall not permit the ratio of consolidated current assets of NovaCare and its Subsidiaries to consolidated current liabilities of NovaCare and its Subsidiaries, calculated as of the end of each fiscal quarter, to be less than
1.75 to 1.0.

                 For periods on and after the Spin-Off Consummation, for purposes solely of this Section 8.02(k), NovaCare Employee Services, Inc. shall not be deemed to be a Subsidiary of NovaCare for purposes of calculating the ratio set forth above, and the current assets and current liabilities of NovaCare Employee Services, Inc. shall be excluded from calculation of such ratio.

                          (l)     Minimum Net Worth.  The Loan Parties shall
not permit Consolidated Net Worth, calculated as of the end of each fiscal quarter, to be less than the Minimum Net Worth Requirement.

                          (m)      Funded Debt to Capitalization.  The Loan
Parties shall not permit the ratio of Consolidated Funded Debt to Capitalization, calculated as of the end of each fiscal quarter, to exceed .50 to 1.0.

                          (n)     Funded Debt to Cash Flow From Operations.
The Loan Parties shall not permit the ratio of Consolidated Funded Debt to Consolidated Cash Flow from Operations, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, to exceed 3.00 to 1.0.

                          (o)     Minimum Fixed Charge Coverage Ratio.  The
Loan Parties shall not permit the ratio of Consolidated Earnings Available for Fixed Charges to Consolidated Fixed

Charges, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, to be less than 1.40 to 1.0.

                          (p)     Changes in Subordinated Indebtedness
Documents. NovaCare shall not, and shall not permit any Subsidiary to, amend or modify any provisions of the Subordinated Indebtedness Documents without providing at least five (5) Business Days' prior written notice to the Agent and the Banks, and obtaining the prior written consent of the Required Banks. The Loan Parties shall not directly or indirectly make any payment or other distribution directly or indirectly to the obligees under the Subordinated Indebtedness, except for (i) regularly scheduled mandatory payments under the Subordinated Indebtedness Documents excluding any mandatory payments required by reason of acceleration, or (ii) prepayments of Indebtedness described in
Section 8.02(a)(v)(A)(2); provided, that, no portion of the Revolving Credit Loans shall be used directly or indirectly for the purpose of repaying or redeeming the Subordinated Indebtedness.

                          (q)     Affiliate Transactions.  NovaCare shall not,
and shall not permit any of its Subsidiaries to, enter into or carry out any transaction (including, without limitation, purchasing property or services or selling property or services) with any Affiliate (other than the Loan Parties) unless such transaction is not otherwise prohibited by this Agreement, is entered into in the ordinary course of business upon fair and reasonable arm's-length terms and conditions which are fully disclosed to the Agent and is in accordance with all applicable Law. It is agreed that the transactions set forth on Schedule 8.02(q) between NovaCare and NovaCare Employee Services, Inc. shall be deemed to comply with the requirements of this Section 8.02(q).

                          (r)     Professional Employment Organizations.
NovaCare shall not, and shall not permit any of its Subsidiaries, to on or after March 31, 1997, at any time (x) become a party to any merger or consolidation, or acquire by purchase, lease or otherwise all or substantially all of the assets or capital stock or other ownership interests of any other entity or Person which engages in the business of a Professional Employment Organization, or (y) make or suffer to remain outstanding any loan or advance to, or purchase, acquire or own any stock, bonds, notes or securities of, or any partnership interests (whether general or limited) in or any other investment or interest in, or make any capital contribution to, any other entity or Person which engages in the business of a Professional Employment Organization, other than the continued ownership of NovaCare's equity interest of common stock of NovaCare Employee Services, Inc. otherwise permitted by this Agreement.

                 8.03 Reporting Requirements. The Borrowers jointly and severally covenant and agree that until payment in full of the Revolving Credit Loans and interest thereon, and termination of the Revolving Credit Commitment and satisfaction of all of the Borrowers' other obligations hereunder, the Borrowers shall furnish or cause to be furnished to the Agent and each of the
Banks:

                          (a)     Notice of Default.  Promptly after any
officer of any Loan Party has learned of the occurrence of an Event of Default or Potential Default, a certificate signed by the Chief Executive Officer, President or Chief Financial Officer of NovaCare setting forth the details of such Event of Default or Potential Default and the action which such Loan Party proposes to take with respect thereto.

                          (b)     Notice of Litigation.  Promptly after the
commencement thereof, notice of all actions, suits, proceedings or investigations before or by any Official Body or any other person against any Loan Party involving a claim or series of claims in excess of $2,500,000 or which if adversely determined would constitute a Material Adverse Change.

                                   ARTICLE IX
                                    DEFAULT

                 9.01 Events of Default. An Event of Default shall mean the occurrence or existence of any one or more of the following events or conditions (whatever the reason therefor and whether voluntary, involuntary or effected by operation of Law):

                          (a)     Any Loan Party shall fail to pay any
principal of any Revolving Credit Loan (including scheduled installments, mandatory prepayments or the payment due at maturity), fees or any other amount owing hereunder or under the other Loan Documents after such principal, fees or other amount becomes due in accordance with the terms hereof or thereof or shall fail to pay any interest on any Revolving Credit Loan within five (5) days of the due date for payment of interest;

                          (b)     Any representation or warranty made at any
time by any Loan Party herein or in any other Loan Document, or in any certificate, other instrument or statement furnished pursuant to the provisions hereof or thereof, shall prove to have been false or misleading in any material respect as of the time it was made or furnished;

                          (c)     Any Loan Party shall breach or default in the
observance or performance of any covenant contained in (i) Section 8.01(f),
(ii) Section 8.02 (except for breaches of covenants contained in Sections 8.02(b), (h) and (i); such breaches are addressed in clause (iii) below), or
(iii) Section 8.02(b), (h) or (i) when the performance or observance of such covenant is within the control of such Loan Party;

                          (d)     Any Loan Party shall default in the
observance or performance of any other covenant, condition or provision hereof or of any other Loan Document and such default shall continue unremedied for a period of twenty (20) Business Days after any officer of such Loan Party becomes aware of the occurrence thereof (such grace period to be applicable only in the event such default can be remedied by corrective action of NovaCare or such Loan Party as determined by the Agent in its sole discretion);

                          (e)     A default or event of default shall occur at
any time under the terms of (i) Subordinated Indebtedness Documents evidencing Subordinated Indebtedness in excess of $1,000,000 (or any agreement to subordinate the right of payment in respect of Subordinated Indebtedness in excess of $1,000,000 to the Indebtedness arising out of or under the Loan Documents, at any time and for any reason, ceases to be in full force and effect or is declared to be null and void or unenforceable in part); (ii) any lease by a Loan Party under which such Loan Party may be obligated as lessee or sublessee in excess of $1,000,000 in the aggregate over the lease term and such Loan Party fails to make a payment thereunder when due or a default thereunder shall occur which permits the lessor or sublessor to terminate the lease, retake possession of the leased property or assert a claim for damages; or (iii) any other agreement involving borrowed money or the extension of credit or any other Indebtedness under which any Loan Party may be obligated as borrower or guarantor in excess of $1,000,000 in the aggregate, and with respect to such other agreement described in this clause (iii) either (A) such breach, default or event of default consists of the failure to pay (beyond any period of grace permitted with respect thereto, whether waived or not) any indebtedness when due (whether at stated maturity, by acceleration or otherwise) or (B) such breach or default permits or causes the acceleration of any indebtedness (whether or not such right shall have been waived) or the termination of any commitment to lend;

                          (f)     Any final judgments or orders for the payment
of money in excess of $2,500,000 in the aggregate shall be entered against any Loan Party by a court having jurisdiction in the premises which judgment is not discharged, vacated, bonded or stayed pending appeal within a period of thirty
(30) days from the date of entry;

                          (g)     Any of the Loan Documents shall cease to be
legal, valid and binding agreements enforceable against the Loan Party executing the same or such party's successors and assigns (as permitted under the Loan Documents) in accordance with the respective terms thereof or shall in any way be terminated (except in accordance with its terms) or become or be declared ineffective or inoperative or shall cease to give or provide the respective Liens, security interests, rights, titles, interests, remedies, powers or privileges intended to be created thereby;

                          (h)     There shall occur any material uninsured
(except to the extent of self-insurance for which adequate reserves have been made) damage to or loss, theft or destruction of any of the Property in excess of $2,500,000 or any other of any Loan Party's assets are attached, seized, levied upon or subjected to a writ or distress warrant; or such come within the possession of any receiver, trustee, custodian or assignee for the benefit of creditors and the same is not cured within thirty (30) days thereafter;

                          (i)     A notice of lien or assessment in excess of
$2,500,000 is filed of record with respect to all or any part of any Loan Party's assets by the United States, or any department, agency or instrumentality thereof, or by any state, county, municipal or other governmental agency, including, without limitation, the PBGC, or if any taxes or debts owing at any time or times hereafter to any one of these become payable and the same are not paid within thirty (30) days after the same become payable unless the same are being contested in good faith and either a stay of execution is in effect or the Banks are provided with adequate security satisfactory to the Banks in their sole discretion;

                          (j)     Any Loan Party is enjoined, restrained or in
any way prevented by court order from conducting all or any material part of its business and such injunction, restraint or other preventive order is not dismissed within thirty (30) days after the entry thereof;

                          (k)     A Change in Ownership occurs;

                          (l)     A proceeding shall have been instituted in a
court having jurisdiction in the premises seeking a decree or order for relief in respect of any Loan Party in an involuntary case under any applicable bankruptcy, insolvency, reorganization or other similar law now or hereafter in effect, or for the appointment or the taking possession by a receiver, liquidator, assignee, custodian, trustee, sequestrator, conservator (or similar official) of any Loan Party or for any substantial part of any Loan Party's property, or for the winding-up or liquidation of its affairs, and such proceeding shall remain undismissed or unstayed and in effect for a period of thirty (30) consecutive days or such court shall enter a decree or order granting any of the relief sought in such proceeding;

                          (m)     Any Loan Party shall commence a voluntary
case under any applicable bankruptcy, insolvency, reorganization or other similar law now or hereafter in effect, shall consent to the entry of an order for relief in an involuntary case under any such law, or shall consent to the appointment or taking possession by a receiver, liquidator, assignee, custodian, trustee, sequestrator, conservator (or other similar official) of itself or for any substantial part of its property or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any action in furtherance of any of the foregoing; or

                          (n)     Any event, condition, violation, failure or
circumstance shall occur or exist of which the Loan Parties are not aware but which would constitute a breach of Section 6.01(x) if one or more of the Loan Parties were aware of such event, condition, violation, failure or circumstance.

                 9.02     Consequences of Event of Default.

                          (a)     If an Event of Default specified under
subsections (a) through (k) or (n) of Section 9.01 hereof shall occur and be continuing, the Banks shall be under no further obligation to make Revolving Credit Loans or issue any Letters of Credit hereunder and the Agent may, and upon written request of the Required Banks shall, (i) by written notice to the Loan Parties, declare the unpaid principal amount of the Revolving Credit Notes then outstanding and all interest accrued thereon, any unpaid fees and all other Indebtedness of the Loan Parties to the Banks hereunder and thereunder to be forthwith due and payable, and the same shall thereupon become and be immediately due and payable to the Agent for the benefit of each Bank without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived; and (ii) require each Borrower to, and each Borrower shall thereupon, deposit in a non- interest bearing account with the Agent, as cash collateral for its obligations under the Loan Documents, an amount equal to the maximum amount currently or at any time thereafter available to be drawn on all outstanding Letters of Credit issued on its account, and each Borrower hereby pledges to the Agent and the Banks, and grants to the Agent and the Banks a security interest in, all such cash as security for such obligations. Upon the curing of all existing Events of Default to the satisfaction of the Required Banks, the Agent shall return such cash collateral to the applicable Borrower. It is acknowledged that the authority given to the Agent to take the actions set forth in clauses (i) and (ii) above without first obtaining the written request of the Required Banks is intended primarily to enable the Agent to act on behalf of the Banks when obtaining such written request is not feasible or practical or would result in unacceptable delays as determined by the Agent in its sole discretion; and

                          (b)     If an Event of Default specified under
subsections (l) or (m) of Section 9.01 hereof shall occur, the Banks shall be under no further obligations to make Revolving Credit Loans or issue any Letters of Credit hereunder and the unpaid principal amount of the Revolving Credit Notes then outstanding and all interest accrued thereon, any unpaid fees and all other Indebtedness of the Loan Parties to the Banks hereunder and thereunder shall be immediately due and payable, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived; and

                          (c)     If an Event of Default shall occur and be
continuing, any Bank to whom any obligation is owed by any Loan Party hereunder or under any other Loan Document or any participant of such Bank which has agreed in writing to be bound by the provisions of Section 10.13 hereof and any branch, subsidiary or affiliate of such Bank or participant anywhere in the world shall have the right, in addition to all other rights and remedies available to it, without notice to the Loan Parties, to set-off against and apply to the then unpaid balance of all the Revolving Credit Loans and all other obligations of such Loan Party hereunder or under any other Loan Document any debt owing to, and any other funds held in any manner for the account of, such Loan Party by such Bank or participant or by such branch, subsidiary or affiliate, including, without limitation, all funds in all deposit accounts (whether time or demand, general or special, provisionally credited or finally credited, or otherwise) now or hereafter maintained by such Loan Party for its own account (but not including funds held in custodian or trust accounts) with such Bank or participant or such branch, subsidiary or affiliate. Such Bank agrees promptly to notify NovaCare on behalf of the Loan Parties after any such set-off and application made by such Bank; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application. Such right shall exist whether or not any Bank or the Agent shall have made any demand under this Agreement or any other Loan Document, whether or not such debt owing to or funds held for the account of such Loan Party is or are matured or unmatured and regardless of the existence or adequacy of any collateral, Guaranty or any other security, right or remedy available to any Bank or the Agent; and

                          (d)     If an Event of Default shall occur and be
continuing, and provided that the Agent shall have accelerated the maturity of Revolving Credit Loans of the Borrowers or such Loans otherwise shall have been accelerated or come due pursuant to any of the foregoing provisions of this Section 9.02, the Agent or any Bank, if owed any amount with respect to the Revolving Credit Notes, may proceed to protect and enforce its rights by suit in equity, action at law and/or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in this Agreement or the Revolving Credit Notes, including as permitted by applicable Law the obtaining of the ex parte appointment of a receiver, and, if such amount shall have become due, by declaration or otherwise, proceed to enforce the payment thereof or any other legal or equitable right of the Agent or such Bank; and

                          (e)     Following the occurrence and during the
continuance of an Event of Default, each Loan Party, at the cost and expense of the Loan Parties (including the cost and expense of obtaining any of the following referenced consents, approvals, etc.) will promptly execute and deliver or cause the execution and delivery of all applications, certificates, instruments, registration statements, and all other documents and papers the Agent or any Bank may request in connection with the obtaining of any consent, approval, registration, qualification, permit, license, accreditation, or authorization of any Official Body or other person necessary or appropriate for the effective exercise of any rights hereunder or under the other Loan Documents. Without limiting the generality of the foregoing, each Loan Party agrees that in the event the Agent or any Bank shall exercise its rights, hereunder or pursuant to the other Loan Documents, to sell, transfer, or otherwise dispose of, or vote, consent, operate, or take any other action in connection with any of the Pledged Collateral, each Loan Party shall execute and deliver (or cause to be executed and delivered) all applications, certificates, assignments, and other documents that the Agent or any Bank requests to facilitate such actions and shall otherwise promptly, fully, and diligently cooperate with the Agent or any Bank and any other necessary persons in making any application for the prior consent or approval of any Official Body or any other person to the exercise by the Agent or any Bank of any of such rights relating to all or any of the Pledged Collateral. Furthermore, because the Loan Parties agree that the remedies of the Agent and the Banks at law for failure of the Loan Parties to comply with the provisions of this
Section 9.02(e) would be inadequate and that any such failure would not be adequately compensable in damages, the Loan Parties agree that the covenants of this Section 9.02(e) may be specifically enforced; and

                          (f)     [RESERVED]

                          (g)     From and after the date on which the Agent
has taken any action pursuant to this Section 9.02 and until all obligations of the Loan Parties have been paid in full, any and all proceeds received by the Agent from any sale or other disposition of the Pledged Collateral, or any part thereof, or the exercise of any other remedy by the Agent, shall be applied as follows:

                                  (i)      first, to reimburse the Agent and
the Banks for out-of-pocket costs, expenses and disbursements, including without limitation reasonable attorneys' fees and legal expenses, incurred by the Agent or the Banks in connection with realizing on the Pledged Collateral or collection of any obligations of the Loan Parties under any of the Loan Documents, including advances made by the Banks or any one of them or the Agent for the reasonable maintenance, preservation, protection or enforcement of, or realization upon, the Pledged Collateral, including without limitation, advances for taxes, insurance, repairs and the like and reasonable expenses incurred to sell or otherwise realize on, or prepare for sale or other realization on, any of the Pledged Collateral;

                                  (ii)     second, to the repayment of all
Indebtedness then due and unpaid of the Loan Parties to the Banks incurred under this Agreement or any of the Loan Documents, provided that such proceeds shall be applied first to interest, fees, expenses and other Indebtedness other than principal, in such manner as the Agent may reasonably determine, and then to principal;

                                  (iii)    the balance, if any, as required by
Law; and

                          (h)     In addition to all of the rights and remedies
contained in this Agreement or in any of the other Loan Documents, the Agent shall have all of the rights and remedies of a secured party under the Uniform Commercial Code or other applicable Law, all of which rights and remedies shall be cumulative and nonexclusive, to the extent permitted by Law. The Agent may exercise all post-default rights granted to the Agent and the Banks under the Loan Documents or applicable Law.

                 9.03 Notice of Sale. Any notice required to be given by the Agent of a sale, lease, or other disposition of the Pledged Collateral or any other intended action by the Agent, if given ten (10) days prior to such proposed action, shall constitute commercially reasonable and fair notice thereof to the Loan Parties.

                                   ARTICLE X
                                   THE AGENT

                 10.01 Appointment. Each Bank hereby irrevocably designates, appoints and authorizes PNC Bank to act as Agent for such Bank under this Agreement to execute and deliver or accept on behalf of each of the Banks the other Loan Documents. Each Bank hereby irrevocably authorizes, and each holder of any Note by the acceptance of a Note shall be deemed irrevocably to authorize, the Agent to take such action on its behalf under the provisions of this Agreement and the other Loan Documents and any other instruments and agreements referred to herein, and to exercise such powers and to perform such duties hereunder as are specifically delegated to or required of the Agent by the terms hereof, together with such powers as are reasonably incidental thereto. PNC Bank agrees to act as the Agent on behalf of the Banks to the extent provided in this Agreement.

                 10.02 Delegation of Duties. The Agent may perform any of its duties hereunder by or through agents or employees (provided such delegation does not constitute a relinquishment of its duties as Agent) and, subject to Sections 10.05 and 10.06 hereof, shall be entitled to engage and pay for the advice or services of any attorneys, accountants or other experts concerning all matters pertaining to its duties hereunder and to rely upon any advice so obtained.

                 10.03 Nature of Duties; Independent Credit Investigation. The Agent shall have no duties or responsibilities except those expressly set forth in this Agreement and no implied covenants, functions, responsibilities, duties, obligations, or liabilities shall be read into this Agreement or otherwise exist. The duties of the Agent shall be mechanical and administrative in nature; the Agent shall not have by reason of this Agreement a fiduciary or trust relationship in respect of any Bank; and nothing in this Agreement, expressed or implied, is intended to or shall be so construed as to impose upon the Agent any obligations in respect of this Agreement except as expressly set forth herein. Each Bank expressly acknowledges (i) that the Agent has not made any representations or warranties to it and that no act by the Agent hereafter taken, including any review of the affairs of the Loan Parties, shall be deemed to constitute any representation or warranty by the Agent to any Bank; (ii) that it has made and will continue to make, without reliance upon the Agent, its own independent investigation of the financial condition and affairs and its own appraisal of the creditworthiness of the Loan Parties in connection with this Agreement and the making and continuance of the Loans hereunder; and (iii) except as expressly provided herein, that the Agent shall have no duty or responsibility, either initially or on a continuing basis, to provide any Bank with any credit or other information with respect thereto, whether coming into its possession before the making of any Loan or at any time or times thereafter.

                 10.04 Actions in Discretion of Agent; Instructions from the Banks. The Agent agrees, upon the written request of the Required Banks, to take or refrain from taking any action of the type specified as being within the Agent's rights, powers or discretion herein, provided that the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or any other Loan Document or applicable Law. In the absence of a request by the Required Banks, the Agent shall have authority, in its sole discretion, to take or not to take any such action, unless this Agreement specifically requires the consent of the Required Banks or all of the Banks. Any action taken or failure to act pursuant to such instructions or discretion shall be binding on the Banks, subject to Section
10.06 hereof. Subject to the provisions of Section 10.06, no Bank shall have any right of action whatsoever against the Agent as a result of the Agent acting or refraining from acting hereunder in accordance with the instructions of the Required Banks, or in the absence of such instructions, in the absolute discretion of the Agent.

                 10.05 Reimbursement and Indemnification of Agent by the Borrowers. The Borrowers, jointly and severally, unconditionally agree to pay or reimburse the Agent and save the Agent harmless against (a) liability for the payment of all reasonable out-of-pocket costs, expenses and disbursements, including but not limited to fees and expenses of counsel, appraisers and environmental consultants, incurred by the Agent (i) in connection with the development, negotiation, preparation, printing, execution, administration, syndication, interpretation and performance of this Agreement and the other Loan Documents, (ii) relating to any requested amendments, waivers or consents pursuant to the provisions hereof, (iii) in connection with the enforcement of this Agreement or any other Loan Document or collection of amounts due hereunder or thereunder or the proof and allowability of any claim arising under this Agreement or any other Loan Document, whether in bankruptcy or receivership proceedings or otherwise, and (iv) in any workout, restructuring or in connection with the protection, preservation, exercise or enforcement of any of the terms hereof or of any rights hereunder or under any other Loan Document or in connection with any foreclosure, collection or bankruptcy proceedings, and (b) all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent, in its capacity as such, in any way relating to or arising out of this Agreement or any other Loan Documents or any action taken or omitted by the Agent hereunder or thereunder, provided that the Borrowers shall not be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements if the same results from the Agent's gross negligence or willful misconduct, or if NovaCare was not given notice of the subject claim and the opportunity to participate in the defense thereof, at its expense, or if the same results from a compromise or settlement agreement entered into without the consent of NovaCare. In addition, the Borrowers agree to reimburse and pay all reasonable out-of-pocket expenses of the Agent's regular employees and agents engaged periodically to perform audits or inspection of NovaCare and its Subsidiaries' books, records and business properties.

                 10.06 Exculpatory Provisions. Neither the Agent nor any of its directors, officers, employees, agents, attorneys or affiliates shall (a) be liable to any Bank for any action taken or omitted to be taken by it or them hereunder, or in connection herewith including without limitation pursuant to any Loan Document, unless caused by its or their own gross negligence or willful misconduct, (b) be responsible in any manner to any of the Banks for the effectiveness, enforceability, genuineness, validity or the due execution of this Agreement or any other Loan Documents or for any recital, representation, warranty, document, certificate, report or statement herein or made or furnished under or in connection with this Agreement or any other Loan Documents, or (c) be under any obligation to any of the Banks to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions hereof or thereof on the part of the Loan Parties, or the financial condition of NovaCare and its Subsidiaries, or the existence or possible existence of any Event of Default or Potential Default. Neither the Agent nor any Bank nor any of their respective directors, officers, employees, agents, attorneys or affiliates shall be liable to the Loan Parties or their Subsidiaries for consequential damages resulting from any breach of contract, tort or other wrong in connection with the negotiation, documentation, administration or collection of the Loans or any of the Loan Documents.

                 10.07 Reimbursement and Indemnification of Agent by Banks. Each Bank agrees to reimburse and indemnify the Agent (to the extent not reimbursed by the Borrowers and without limiting the obligation of the Borrowers to do so) in proportion to its Ratable Share from and against all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent, in its capacity as such, in any way relating to or arising out of this Agreement or any other Loan Documents or any action taken or omitted by the Agent hereunder or thereunder, provided that no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements (a) if the same results from the Agent's gross negligence or willful misconduct, or

(b) if such Bank was not given notice of the subject claim and the opportunity to participate in the defense thereof, at its expense, or (c) if the same results from a compromise and settlement agreement entered into without the consent of such Bank. In addition, each Bank agrees promptly upon demand to reimburse the Agent (to the extent not reimbursed by the Borrowers and without limiting the obligation of the Borrowers to do so) in proportion to its Ratable Share for all amounts due and payable by the Borrowers to the Agent in connection with the Agent's periodic audit of books, records and business properties of NovaCare and its Subsidiaries.

                 10.08 Reliance by Agent. The Agent shall be entitled to rely upon any writing, telegram, telex or teletype message, resolution, notice, consent, certificate, letter, cablegram, statement, order or other document or conversation by telephone or otherwise believed by it to be genuine and correct and to have been signed, sent or made by the proper person or persons, and upon the advice and opinions of counsel and other professional advisers selected by the Agent. The Agent shall be fully justified in failing or refusing to take any action hereunder unless it shall first be indemnified to its satisfaction by the Banks against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action.

                 10.09 Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Potential Default or Event of Default unless the Agent has received written notice from a Bank or NovaCare referring to this Agreement, describing such Potential Default or Event of Default and stating that such notice is a "notice of default."

                 10.10 Notices. The Agent shall promptly send to each Bank a copy of all notices received from the Loan Parties pursuant to the provisions of this Agreement or the other Loan Documents promptly upon receipt thereof. The Agent shall promptly notify NovaCare and the other Banks of each change in the Base Rate and the effective date thereof.

                 10.11 Banks in Their Individual Capacities. With respect to its Revolving Credit Commitments and the Revolving Credit Loans made by it, the Agent shall have the same rights and powers hereunder as any other Bank and may exercise the same as though it were not the Agent, and the term "Banks" shall, unless the context otherwise indicates, include the Agent in its individual capacity. PNC Bank and its affiliates and each of the Banks and their respective affiliates may, without liability to account, except as prohibited herein, make loans to, accept deposits from, discount drafts for, act as trustee under indentures of, and generally engage in any kind of banking or trust business with, the Loan Parties and their Subsidiaries, in the case of the Agent, as though it were not acting as Agent hereunder and in the case of each Bank, as though such Bank were not a Bank hereunder.

                 10.12 Holders of Notes. The Agent may deem and treat any payee of any Note as the owner thereof for all purposes hereof unless and until written notice of the assignment or transfer thereof shall have been filed with the Agent. Any request, authority or consent of any person who at the time of making such request or giving such authority or consent is the holder of any Note shall be conclusive and binding on any subsequent holder, transferee or assignee of such Note or of any Note or Notes issued in exchange therefor.

                 10.13 Equalization of Banks. The Banks and the holders of any participations in any Notes agree among themselves that, with respect to all amounts received by any Bank or any such holder for application on any obligation hereunder or under any Note or under any such participation, whether received by voluntary payment, by realization upon security, by the exercise of the right of set-off or banker's lien, by counterclaim or by any other non-pro rata source, equitable adjustment will be made in the manner stated in the following sentence so that, in effect, all such excess amounts will be shared ratably among the Banks and such holders in proportion to their interests in payments under the Notes, except as otherwise provided in Sections 4.04(b), 5.04(b) or 5.06(a) hereof. The Banks or any such holder receiving any such amount shall purchase for cash from each of the other Banks a participation in such Bank's Loans in such amount as shall result in a ratable participation by the Banks and each such holder in the aggregate unpaid amount under the Notes, provided that if all or any portion of such excess amount is thereafter recovered from the Bank or the holder making such purchase, such purchase shall be rescinded and the purchase price restored to the extent of such recovery, together with interest or other amounts, if any, required by law (including court order) to be paid by the Bank or the holder making such purchase.

                 10.14 Successor Agent. The Agent may resign as Agent upon not less than thirty (30) days' prior written notice to NovaCare for the benefit of the Loan Parties and the Banks. If the Agent shall resign under this Agreement, then either (a) the Required Banks shall appoint from among the Banks a successor agent for the Banks, or (b) if a successor agent shall not be so appointed and approved within the thirty (30) day period following the Agent's notice to the Banks of its resignation, then the Agent shall appoint, with the consent of NovaCare on behalf of the Loan Parties, such consent not to be unreasonably withheld, a successor agent who shall serve as Agent until such time as the Required Banks appoint a successor agent. Upon its appointment pursuant to either clause (a) or (b) above, such successor agent shall succeed to the rights, powers and duties of the Agent and the term "Agent" shall mean such successor agent, effective upon its appointment, and the former Agent's rights, powers and duties as Agent shall be terminated without any other or further act or deed on the part of such former Agent or any of the parties to this Agreement. After the resignation of any Agent hereunder, the provisions of this Article X shall inure to the benefit of such former Agent and such former Agent shall not by reason of such resignation be deemed to be released from liability for any actions taken or not taken by it while it was an Agent under this Agreement.

                 10.15 Agent's Fee. The Borrowers shall pay the Agent's Fee to Agent until the Commitments have terminated and the Loans have been paid in full or until the Agent shall have resigned.

                 10.16 Availability of Funds. Unless the Agent shall have been notified by a Bank prior to the date upon which a Loan is to be made that such Bank does not intend to make available to the Agent such Bank's portion of such Loan, the Agent may assume that such Bank has made or will make such proceeds available to the Agent on such date and the Agent may, in reliance upon such assumption (but shall not be required to), make available to the applicable Borrowers a corresponding amount. If such corresponding amount is not in fact made available to the Agent by such Bank, the Agent shall be entitled to recover such amount on demand from such Bank (or, if such Bank fails to pay such amount forthwith upon such demand from NovaCare as agent for such Borrowers) together with interest thereon, in respect of each day during the period commencing on the date such amount was made available to such Borrowers and ending on the date the Agent recovers such amount, at a rate per annum equal to (i) the Federal Funds Effective Rate for the first Business Day during which such interest shall accrue, and (ii) the applicable interest rate in respect of the Loan for each day thereafter.

                 10.17 Calculations. In the absence of gross negligence or willful misconduct, the Agent shall not be liable for any error in computing the amount payable to any Bank whether in respect of the Loans, fees or any other amounts due to the Banks under this Agreement. In the event an error in computing any amount payable to any Bank is made, the Agent, the Borrowers and each affected Bank shall, forthwith upon discovery of such error, make such adjustments as shall be required to correct such error, and any compensation therefor will be calculated at the Federal Funds Effective Rate.

                 10.18 Beneficiaries. Except as expressly provided herein, the provisions of this Article X are solely for the benefit of the Agent and the Banks, and the Loan Parties shall not have any rights to rely on or enforce any of the provisions hereof. In performing its functions and duties under this Agreement, the Agent shall act solely as agent of the Banks and does not assume and shall not be deemed to have assumed any obligation toward or relationship of agency or trust with or for the Loan Parties.

                                   ARTICLE XI
                                 MISCELLANEOUS

                 11.01 Modifications, Amendments or Waivers. With the written consent of the Required Banks, the Agent, acting on behalf of all the Banks, and the Loan Parties (or NovaCare on behalf of the Loan Parties) may from time to time enter into written agreements amending or changing any provision of this Agreement or any other Loan Document or the rights of the Banks or the Loan Parties hereunder or thereunder, or may grant written waivers or consents to a departure from the due performance of the obligations of the Loan Parties hereunder or thereunder. Any such agreement, waiver or consent made with such written consent shall be effective to bind all the Banks; provided, that, without the written consent of all the Banks, no such agreement, waiver or consent may be made which will do any of the following, except if this Agreement expressly provides that the consent of a fraction of the Banks which is less than 100% may bind all of the Banks with respect thereto:

                          (a)     Reduce the amount of the Commitment Fee,
Letter of Credit Fee or any other fees payable to any Bank hereunder, or amend Sections 5.02 [Pro Rata Treatment of Banks], 10.06 [Exculpatory Provisions] and
10.13 [Equalization of Banks] hereof;

                          (b)     Increase or reduce the amount of the
Commitments or of any Commitment, increase the dollar limitation set forth in
Section 2.09(a)(i) or whether or not any Revolving Credit Loans are outstanding, extend the time for payment of principal or interest of any Revolving Credit Loan, or reduce the principal amount of or the rate of interest borne by any Revolving Credit Loan, or otherwise affect the terms of payment of the principal of or interest of any Revolving Credit Loan or the obligation in Section 2.09 to reimburse the Agent pursuant to advances under Letters of Credit;

                          (c)     Except for sales of assets permitted by
Section 8.02(e), release any collateral or other security, including, without limitation, the Guaranties, if any, for the Borrowers' obligations hereunder; or

                          (d)     Amend this Section 11.01, change the
definition of Required Banks, or change any requirement providing for the Banks or the Required Banks to authorize the taking of any action hereunder.

                 11.02 No Implied Waivers; Cumulative Remedies; Writing Required. No course of dealing and no delay or failure of the Agent or any Bank in exercising any right, power, remedy or privilege under this Agreement or any other Loan Document shall affect any other or future exercise thereof or operate as a waiver thereof; nor shall any single or partial exercise thereof or any abandonment or discontinuance of steps to enforce such a right, power, remedy or privilege preclude any further exercise thereof or of any other right, power, remedy or privilege. The rights and remedies of the Agent and the Banks under this Agreement and any other Loan Documents are cumulative and not exclusive of any rights or remedies which they would otherwise have. Any waiver, permit, consent or approval of any kind or character on the part of any Bank of any breach or default under this Agreement or any such waiver of any provision or condition of this Agreement must be in writing and shall be effective only to the extent specifically set forth in such writing.

                 11.03 Reimbursement and Indemnification of Banks by the Borrowers; Taxes. The Borrowers jointly and severally agree unconditionally upon demand to pay or reimburse to each Bank (other than the Agent as to which the Borrowers' obligations are set forth in Section 10.05) and to save such Bank harmless against (i) liability for the payment of all reasonable out-of-pocket costs, expenses and disbursements (including fees and expenses of counsel for such Bank), incurred by such Bank (a) in connection with the administration and interpretation of this Agreement, the other Loan Documents and other instruments and documents to be delivered hereunder, (b) relating to any amendments, waivers or consents pursuant to the provisions hereof or thereof, (c) in connection with the enforcement of this Agreement or any other Loan Document, or collection of amounts due hereunder or thereunder or the proof and allowability of any claim arising under this Agreement or any other Loan Document, whether in bankruptcy or receivership proceedings or otherwise, and (d) in any workout, restructuring or in connection with the protection, preservation, exercise or enforcement of any of the terms hereof or of any rights hereunder or under any other Loan Document or in connection with any foreclosure, collection or bankruptcy proceedings, or (ii) all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against such Bank in any way relating to or arising out of this Agreement or any other Loan Documents or any action taken or omitted by such Bank hereunder or thereunder, provided that the Borrowers shall not be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements (A) if the same results from such Bank's gross negligence or willful misconduct, or
(B) if the Borrowers were not given notice of the subject claim and the opportunity to participate in the defense thereof, at their expense, or (C) if the same results from a compromise or settlement agreement entered into without the consent of the Borrowers. The Borrowers jointly and severally agree unconditionally to pay all stamp, document, transfer, recording or filing taxes or fees and similar impositions now or hereafter determined by the Agent or any Bank to be payable in connection with this Agreement or any other Loan Document, and the Borrowers jointly and severally agree unconditionally to save the Agent and the Banks harmless from and against any and all present or future claims, liabilities or losses with respect to or resulting from any omission to pay or delay in paying any such taxes, fees or impositions.

                 11.04 Holidays. Whenever any payment or action to be made or taken hereunder shall be stated to be due on a day which is not a Business Day, such payment or action shall be made or taken on the next following Business Day (except as provided in Section 4.02(a)), and such extension of time shall be included in computing interest or fees, if any, in connection with such payment or action.

                 11.05    Funding by Branch, Subsidiary or Affiliate.

                          (a)     Notional Funding.  Each Bank shall have the
right from time to time, without notice to the Loan Parties, to deem any branch, subsidiary or affiliate (which for the purposes of this Section 11.05 shall mean any corporation or association which is directly or indirectly controlled by or is under direct or indirect common control with any corporation or association which directly or indirectly controls such Bank) of such Bank to have made, maintained or funded any Revolving Credit Loan to which the Revolving Credit Euro-Rate Option applies at any time, provided that immediately following (on the assumption that a payment were then due from the Borrowers to such other office) and as a result of such change the Borrowers would not be under any greater financial obligation pursuant to Section 5.06 hereof than they would have been in the absence of such change. Notional funding offices may be selected by each Bank without regard to the Bank's actual methods of making, maintaining or funding the Loans or any sources of funding actually used by or available to such Bank.

                          (b)     Actual Funding.  Each Bank shall have the
right from time to time to make or maintain any Loan by arranging for a branch, subsidiary or affiliate of such Bank to make or maintain such Loan subject to the last sentence of this Section 11.05(b). If any Bank causes a branch, subsidiary or affiliate to make or maintain any part of the Loans hereunder, all terms and conditions of this Agreement shall, except where the context clearly requires otherwise, be applicable to such part of the Revolving Credit Loans to the same extent as if such Revolving Credit Loans were made or maintained by such Bank but in no event shall any Bank's use of such a branch, subsidiary or affiliate to make or maintain any part of the Revolving Credit Loans hereunder cause such Bank or such branch, subsidiary or affiliate to incur any cost or expenses payable by any Borrower hereunder or require any Borrower to pay any other compensation to any Bank (including, without limitation, any expenses incurred or payable pursuant to Section 5.06 hereof) which would otherwise not be incurred.

                 11.06 Notices. All notices, requests, demands, directions and other communications (collectively "notices") given to or made upon any party hereto under the provisions of this Agreement shall be by telephone, in person or in writing (including telex or facsimile communication) unless otherwise expressly permitted hereunder and shall be delivered or sent by telex or facsimile to the respective parties at the addresses and numbers set forth under their respective names on the signature pages hereof, provided, that, all notices to the Loan Parties shall be sent in care of NovaCare, unless written direction is given by a Borrower to the Banks to send notices to a different party and address. All notices shall, except as otherwise expressly herein provided, be effective (a) in the case of telex or facsimile, when received,
(b) in the case of hand-delivered notice, when hand delivered, (c) in the case of telephone, when telephoned, provided, however, that in order to be effective, telephonic notices must be confirmed in writing no later than the next day by letter, facsimile or telex, and (d) if given by any other means (including by air courier), when delivered; provided, that notices to the Agent shall not be effective until received. Any Bank giving any notice to the Loan Parties (or to NovaCare on their behalf) shall simultaneously send a copy thereof to the Agent, and the Agent shall promptly notify the other Banks of the receipt by it of any such notice.

                 11.07 Severability. The provisions of this Agreement are intended to be severable. If any provision of this Agreement shall be held invalid or unenforceable in whole or in part in any jurisdiction such provision shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without in any manner affecting the validity or enforceability thereof in any other jurisdiction or the remaining provisions hereof in any jurisdiction.

                 11.08 Governing Law. This Agreement shall be deemed to be a contract under the laws of the Commonwealth of Pennsylvania and for all purposes shall be governed by and construed and enforced in accordance with the laws of the Commonwealth of Pennsylvania without regard to its conflict of laws principles.

                 11.09 Prior Understanding. This Agreement supersedes all prior understandings and agreements, whether written or oral, between the parties hereto relating to the transactions provided for herein, including any prior confidentiality agreements and commitments.

                 11.10 Duration; Survival. All representations and warranties of the Borrowers contained herein or made in connection herewith shall survive the making of Revolving Credit Loans and shall not be waived by the execution and delivery of this Agreement, any investigation by the Agent or the Banks, the making of Revolving Credit Loans, or payment in full of the Revolving Credit Loans. All covenants and agreements of the Borrowers contained in Sections 8.01, 8.02 and 8.03 herein shall continue in full force and effect from and after the date hereof so long as the Borrowers may borrow hereunder and until termination of the Revolving Credit

Commitment. All covenants and agreements of the Borrowers contained herein relating to the payment of principal, interest, premiums, additional compensation or expenses and indemnification, including those set forth in the Revolving Credit Notes, Article V and Sections 10.05, 10.07 and 11.03 hereof, and relating to confidentiality shall survive payment in full of the Revolving Credit Loans, termination or expiration of all Letters of Credit and termination of the Revolving Credit Commitment.

                 11.11 Successors and Assigns. This Agreement shall be binding upon and shall inure to the benefit of the Banks, the Agent, the Loan Parties and their respective successors and assigns, except that the Loan Parties may not assign or transfer any of their rights and obligations hereunder or any interest herein. Each Bank may, at its own cost, make assignments of or sell participations in all or any part of its Revolving Credit Commitment and the Loans made by it to one or more banks or other entities, subject to the consent of NovaCare on behalf of the Loan Parties and the Agent with respect to any assignee (but not with respect to a participant), such consent not to be unreasonably withheld; provided that assignments may not be made in amounts less than $5,000,000 and provided that participations may be sold only to banks or other financial institutions. In the case of an assignment, upon receipt by the Agent of the Assignment and Assumption Agreement, the assignee shall have, to the extent of such assignment (unless otherwise provided therein), the same rights, benefits and obligations as it would have if it had been a signatory Bank hereunder, the Revolving Credit Commitments in Section 2.01 shall be adjusted accordingly, and upon surrender of any Revolving Credit Note subject to such assignment, the Borrowers shall execute and deliver new Notes to the assignee in an amount equal to the amount of the Revolving Credit Commitment assumed by it and a new Revolving Credit Note to the assigning Bank in an amount equal to the Revolving Credit Commitment retained by it hereunder. The assigning Bank shall pay to Agent a service fee of $3,500. In the case of a participation, the participant shall only have the rights specified in Section 9.02(c) (the participant's rights against such Bank in respect of such participation to be those set forth in the agreement executed by such Bank in favor of the participant relating thereto and not to include any voting rights except with respect to changes of the type referenced in clauses (a), (b), or (c) under Section 11.01 hereof), all of such Bank's obligations under this Agreement or any other Loan Document shall remain unchanged and all amounts payable by the Borrowers hereunder or thereunder shall be determined as if such Bank had not sold such participation. Each Bank may furnish any publicly available information concerning the Borrowers and any other information concerning the Borrowers in the possession of such Bank from time to time to assignees and participants (including prospective assignees or participants) provided such assignees and participants agree to be bound by the provisions of Section 11.12 hereof.

                 11.12 Confidentiality. The Agent and the Banks each agree to keep confidential all information obtained from the Borrowers which is nonpublic and confidential or proprietary in nature (including any information the Borrowers specifically designate as confidential), except as provided below, and to use such information only in connection with its capacity under this Agreement and for the purposes contemplated hereby. The Agent and the Banks shall be permitted to disclose such information (i) to outside legal counsel, accountants and other professional advisors who need to know such information in connection with the administration and enforcement of this Agreement, subject to agreement of such persons to maintain the confidentiality thereof, (ii) to assignees and participants as contemplated by Section 11.11 (subject to the agreement of such persons to maintain the confidentiality thereof), (iii) to the extent requested by any bank regulatory authority or, with notice to the Borrowers, as otherwise required by applicable Law or by any subpoena or similar legal process, or in connection with any investigation or proceeding arising out of the transactions contemplated by this Agreement, (iv) if it becomes publicly available other than as a result of a breach of this Agreement or becomes available from a source not subject to confidentiality restrictions, or (v) if NovaCare shall have consented to such disclosure.

                 11.13 Counterparts. This Agreement may be executed by different parties hereto on any number of separate counterparts, each of which, when so executed and delivered, shall be an original, and all such counterparts shall together constitute one and the same instrument.

                 11.14 Agent's or Bank's Consent. Whenever the Agent's or any Bank's consent is required to be obtained under this Agreement or any of the other Loan Documents as a condition to any action, inaction, condition or event, the Agent and each Bank shall be authorized to give or withhold such consent in its sole and absolute discretion (unless otherwise specifically provided herein) and to condition its consent upon the giving of additional collateral, the payment of money or any other matter.

                 11.15 Exceptions. The representations, warranties and covenants contained herein shall be independent of each other and no exception to any representation, warranty or covenant shall be deemed to be an exception to any other representation, warranty or covenant contained herein unless expressly provided, nor shall any such exceptions be deemed to permit any action or omission that would be in contravention of applicable Law.

                 11.16 CONSENT TO FORUM; WAIVER OF JURY TRIAL. EACH BORROWER HEREBY IRREVOCABLY CONSENTS TO THE NONEXCLUSIVE JURISDICTION OF THE COURT OF COMMON PLEAS OF ALLEGHENY COUNTY, PENNSYLVANIA AND THE UNITED STATES DISTRICT COURT FOR THE WESTERN DISTRICT OF PENNSYLVANIA, AND WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT AND CONSENTS THAT ALL SUCH SERVICE OF PROCESS BE MADE BY CERTIFIED OR REGISTERED MAIL DIRECTED TO SUCH BORROWER AT THE ADDRESSES PROVIDED FOR IN SECTION 11.06 HEREOF AND SERVICE SO MADE SHALL BE DEEMED TO BE COMPLETED UPON ACTUAL RECEIPT THEREOF. EACH BORROWER WAIVES ANY OBJECTION TO JURISDICTION AND VENUE OF ANY ACTION INSTITUTED AGAINST IT AS PROVIDED HEREIN AND AGREES NOT TO ASSERT ANY DEFENSE BASED ON LACK OF JURISDICTION OR VENUE. EACH BORROWER AND THE BANKS HEREBY WAIVE TRIAL BY JURY IN ANY ACTION, SUIT, PROCEEDING OR COUNTERCLAIM OF ANY KIND ARISING OUT OF OR RELATED TO THIS AGREEMENT, ANY OTHER LOAN DOCUMENT OR THE PLEDGED COLLATERAL TO THE FULL EXTENT PERMITTED BY LAW.

                 11.17 Tax Withholding Clause. At least five (5) Business Days prior to the first date on which interest or fees are payable hereunder for the account of any Bank, each Bank that is not incorporated under the laws of the United States of America or a state thereof agrees that it will deliver to the Borrowers and to the Agent two (2) duly completed copies of (i) Internal Revenue Service Form W-9, 4224 or 1001, or other applicable form prescribed by the Internal Revenue Service, certifying in either case that such Bank is entitled to receive payments under this Agreement and the other Loan Documents without deduction or withholding of any United States federal income taxes, or is subject to such tax at a reduced rate under an applicable tax treaty, or
(ii) Form W-8 or other applicable form or a certificate of such Bank indicating that no such exemption or reduced rate is allowable with respect to such payments. Each Bank which so delivers a Form W-8, W-9, 4224 or 1001 further undertakes to deliver to the Borrowers and to the Agent two (2) additional copies of such form (or a successor form) on or before the date that such form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Borrowers or the Agent, either certifying that such Bank is entitled to receive payments under this Agreement and the other Loan Documents without deduction or withholding of any United States federal income taxes or is subject to such tax at a reduced rate under an applicable tax treaty or stating that no such exemption or reduced rate is allowable. The Agent shall be entitled to withhold United States federal income taxes at the full withholding rate unless a Bank establishes an exemption or that it is subject to a reduced rate as established pursuant to the above provisions.

                 11.18    Joinder of Loan Parties.

                          (i)     All Subsidiaries (other than those which are
Excluded Qualifying Subsidiaries) of NovaCare acquired or created on or after the Closing Date shall join this Agreement as a Guarantor or a Borrower (a "Joining Subsidiary") on the date of their acquisition or creation by completing all of the following by such date: (1) executing and delivering to the Agent (A) in the case of a Joining Subsidiary which becomes a Borrower, a Revolving Credit Note in the form of Exhibit 1.01(R) payable to each Bank, (B) a joinder to this Agreement in form satisfactory to the Agent, (C) a Guaranty Agreement in the form of Exhibit 1.01(G)(1), in the case of a Joining Subsidiary which becomes a Borrower and Exhibit 1.01(G)(2), in the case of a Joining Subsidiary which becomes a Guarantor, and (D) if it owns stock or other ownership interests in any Subsidiary, a Pledge Agreement in the form of
Exhibit 1.01(P)(4), 1.01(P)(5) or 1.01(P)(6) or other appropriate form acceptable to the Agent if such Subsidiary is not a partnership or corporation, as applicable, and delivering, as applicable, the original certificates evidencing such stock or other ownership interest if it is certificated with appropriate stock powers or other assignments signed in blank and UCC-1 financing statements necessary to perfect the security interests of the Agent for the benefit of the Banks therein; (2) delivering to the Agent an opinion of counsel reasonably satisfactory to the Agent regarding such Joining Subsidiary and such joinder; and (3) delivering to the Agent certified copies of its organizational documents and other documents as requested by the Agent. The Loan Party which owns the stock or other ownership interest of the Joining Subsidiary shall execute and deliver to the Agent for the benefit of the Banks a Pledge Agreement in the form of Exhibit 1.01(P)(4), 1.01(P)(5) or

1.01(P)(6) or other appropriate form acceptable to the Agent if such Subsidiary is not a partnership or corporation, as applicable, and the original certificates evidencing such stock or other ownership interest if it is certificated with appropriate stock powers or other assignments signed in blank and UCC-1 financing statements necessary to perfect the security interests of the Agent for the benefit of the Banks therein. Notwithstanding the provisions of this Section 11.18(i) to the contrary, for periods after the Spin-Off Consummation, NovaCare Employee Services, Inc. shall not be required to join this Agreement as a Guarantor or Borrower, and further, following the Spin-Off Consummation, any equity interests of NovaCare Employee Services, Inc. owned by NovaCare or any Subsidiary of NovaCare shall not be required to be pledged to the Agent for the benefit of the Banks.

                          (ii)    The Agent shall acknowledge any joinders
delivered pursuant to this Section 11.18 and provide copies thereof to the Banks and the Loan Parties. All joinders by a new Loan Party shall be effective and binding upon all Banks and each of the other Loan Parties without any requirement that the Banks or such other Loan Parties execute such joinder.



                 11.19    Continuing Effectiveness of Certain Provisions.

                          (a)     Amendment and Restatement.  This Agreement
amends and restates the Credit Agreement effective as of September 30, 1997 except that (i) prior to September 30, 1997, the Loan Parties shall comply with the representations, warranties and covenants contained in the Agreement without regard to Amendment No. 12 and (ii) the interest rate, Commitment Fees, Letter of Credit Fees and other fees applicable to the Loans or otherwise applicable for periods prior to September 30, 1997 shall be determined as provided in this Agreement without regard to Amendment No. 12 to this Agreement unless this Agreement after giving effect to Amendment No. 12 otherwise provides in which case, the provisions of this Agreement after giving effect to Amendment No. 12 shall control.

                  [Signature Page 1 of 10 to Credit Agreement]

               IN WITNESS WHEREOF, the parties hereto, by their officers thereunto duly authorized, have executed this Agreement as of the day and year first above written.


                                       BORROWERS AND GUARANTORS:

ATTEST:                                NOVACARE, INC., a Delaware
                                       corporation, and each of the other
                                       BORROWERS listed on Schedule 6.01(c)
                                       and each of the GUARANTORS listed on
                                       Schedule 6.01(c)



By:                                    By:
   -------------------                    -----------------------------------

    [Seal]                                                            [Name],
                                       -------------------------------

                                       the                            [Title]
                                          ----------------------------
                                       of each Borrower and Guarantor listed
                                       on Schedule 6.01(c), other than those
                                       listed below, which is a corporation
                                       and of each general partner of each
                                       Borrower and Guarantor which is a
                                       partnership

                                       Address for Notices for each of the
                                       foregoing Borrowers and Guarantors:

                                       1016 West Ninth Avenue
                                       King of Prussia, PA  19406

                                       Telecopier No. (610) 992-3328
                                       Attention:  Chief Financial Officer
                                       Telephone No.  (610) 992-7200

                  [Signature Page 2 of 10 to Credit Agreement]


                                            AGENT:

                                            PNC BANK, NATIONAL ASSOCIATION, as
                                            Agent


                                            By:
                                               --------------------------------
                                            Title:
                                                  -----------------------------

                                            Address for Notices:

                                            One PNC Plaza
                                            249 Fifth Avenue
                                            Pittsburgh, PA  15222-2707

                                            Telecopier No. (412) 768-5149
                                            Attention: Regional Healthcare Group
                                            Telephone No.  (412) 762-8343


                                            BANKS:

                                            PNC BANK, NATIONAL ASSOCIATION


                                            By:
                                               --------------------------------
                                            Title:
                                                  -----------------------------

                                            Address for Notices:

                                            One PNC Plaza
                                            249 Fifth Avenue
                                            Pittsburgh, PA  15222-2707

                                            Telecopier No. (412) 768-5149
                                            Attention: Regional Healthcare Group
                                            Telephone No.  (412) 762-8343

                  [Signature Page 3 of 10 to Credit Agreement]


                                             CORESTATES BANK, N.A.


                                            By:
                                               ------------------------------
                                            Name:
                                                 ----------------------------
                                            Title:
                                                  ---------------------------
                                            Address for Notices:


                                            1339 Chestnut Street
                                            P.O. Box 7618
                                            FC 1-8-3-22
                                            Philadelphia, PA  19101

                                            Telecopier No. (215) 786-7721
                                            Attention:  Lisa Rothenberger

                                                       -----------------
                                            Telephone No.
                                                         -----------------

                  [Signature Page 4 of 10 to Credit Agreement]

                                          FIRST UNION NATIONAL BANK



                                          By:
                                             -------------------------------
                                          Name:  Terence Moore
                                          Title: Assistant Vice President


                                          Address for Notices:

                                          One First Union Center
                                          301 S. Giles Street
                                          Charlotte, NC  28288-0735

                                          Telecopier No. (704) 383-9144
                                          Attention: Terence Moore, Assistant
                                                       Vice President
                                          Telephone No.  (704) 383-5212

                  [Signature Page 5 of 10 to Credit Agreement]

                                           FLEET NATIONAL BANK


                                           By:
                                              ------------------------------
                                           Name:
                                                ----------------------------
                                           Title:
                                                 ---------------------------

                                           Address for Notices:

                                           Health Care and Institutions
                                           Fleet Center MA BOF 04A
                                           75 State Street
                                           Boston, MA  02109-1810

                                           Telecopier No.  (617) 346-0610
                                           Attention:  Maryann S. Smith
                                           Vice President
                                           Telephone No. (617) 346-1594

                  [Signature Page 6 of 10 to Credit Agreement]

                                           MELLON BANK, N.A.


                                           By:
                                              -----------------------------
                                           Name:
                                               ----------------------------
                                           Title:
                                                 --------------------------

                                           Address for Notices:

                                           Healthcare Banking
                                           Plymouth Meeting/Exec. Campus
                                           610 W. Germantown Pike
                                           Suite 200/AIM #19E-0246
                                           Plymouth Meeting, PA 19462

                                           Telecopier No. (610) 941-4136
                                           Attention:  Colleen Cunniffe
                                                       Assistant Vice President
                                           Telephone No.  (610) 941-8426

                  [Signature Page 7 of 10 to Credit Agreement]

                                            NATIONSBANK N.A.


                                            By:
                                               -------------------------------
                                            Name:
                                                 -----------------------------
                                            Title:
                                                 -----------------------------
                                            Address for Notices:

                                            Healthcare Finance Group
                                            One NationsBank Plaza, 5th Floor
                                            Nashville, TN 37239-1697

                                            Telecopier No. (615)749-4640
                                            Attention:  Kevin Wagley
                                                        Vice President
                                            Telephone No. (615) 749-3802

                  [Signature Page 8 of 10 to Credit Agreement]

                                           THE BANK OF NEW YORK


                                           By:
                                              ----------------------------------
                                           Name:
                                                --------------------------------
                                           Title:
                                                 -------------------------------

                                           Address for Notices:

                                           Northeastern Division
                                           One Wall Street
                                           22nd Floor
                                           New York, NY  10286

                                           Telecopier No. (212) 635-7978
                                           Attention:  Peter Abdill
                                                       Vice President
                                           Telephone No. (212) 635-6987

                  [Signature Page 9 of 10 to Credit Agreement]

                                           SUNTRUST BANK, CENTRAL FLORIDA, N.A.


                                           By:
                                              ----------------------------------
                                           Name:
                                                --------------------------------
                                           Title:
                                                 -------------------------------

                                           Address for Notices:

                                           Healthcare Banking Group
                                           0-1106, Tower 10
                                           200 South Orange Avenue
                                           Orlando, FL 32801

                                           Telecopier No. (407) 237-5489
                                           Attention:  Jeffrey R. Dickson
                                                       First Vice President
                                           Telephone No. (407) 237-4541

                 [Signature Page 10 of 10 to Credit Agreement]

                                           BANK ONE, KENTUCKY, N.A.


                                           By:
                                              ----------------------------------
                                           Name:
                                                --------------------------------
                                           Title:
                                                 -------------------------------

                                           Address for Notices:

                                           Internal Zip KY1-2216
                                           416 West Jefferson Street
                                           Louisville, KY  40202

                                           Telecopier No. (502) 566-2367
                                           Attention:  Todd Munson
                                                       Sr. Vice President
                                           Telephone No. (502) 566-2640




[ADD NEW BANKS]

STATE OF GEORGIA

COUNTY OF FULTON


         On the _____ day of _____________, 1997 personally appeared ______________, as the ___________ President of SunTrust Bank, Central Florida, National Association, and before me executed the attached Tenth Amendment Waiver and Consent dated as of _____________, 1997 to the Credit Agreement between NovaCare, Inc., with SunTrust Bank, Central Florida, National Association, as Lender.

         IN WITNESS WHEREOF, I have hereunto set my hand and official seal, in the state and county aforesaid.


           ------------------------------------------------------------------
           Signature of Notary Public, State of
                                                -----------------------------

           ------------------------------------------------------------------
           (Print, Type or Stamp Commissioned Name of Notary Public)
           Personally known          ; OR Produced Identification
                            ---------                             -----------
           Type of identification produced:
                                            ---------------------------------

           ------------------------------------------------------------------

                                SCHEDULE 1.01(B)

                              COMMITMENTS OF BANKS

                                                                  Revolving
                                              Participation        Credit
                Bank                            Percentage        Commitment
                -----                         -------------      ------------
 PNC Bank, National Association                 16.36363640%      $45,000,000

 Mellon Bank, N.A.                              10.00000000%       27,500,000

 NationsBank, N.A.                               9.09090909%       25,000,000

 CoreStates Bank, N.A.                           9.09090909%       25,000,000

 SunTrust Bank, Central Florida, N.A.            6.36363636%       17,500,000

 Fleet  National Bank                            7.27272727%       20,000,000

 First Union National Bank                       5.45454545%       15,000,000

 The Bank of New York                            5.45454545%       15,000,000

 Bank One, Kentucky, NA                          5.45454545%       15,000,000

 Crestar Bank                                    5.45454545%       15,000,000

 AmSouth Bank                                    9.09090909%       25,000,000

 Bank of Tokyo - Mitsubishi Trust Company        5.45454545%       15,000,000

 The Fuji Bank, Limited New York Branch          5.45454545%       15,000,000

                          TOTAL                100.000000000%    $275,000,000
                                               ==============    ============

                                   EXHIBIT II

                                      FEES


           Bank                          Closing Fee   Amendment Fee   Total Fee
           ----                          -----------   -------------   ---------
 PNC Bank, National Association            $12,500      $40,000         $52,000

 Mellon Bank, N.A.                               0      $27,500         $27,500

 NationsBank, N.A.                               0      $25,000         $25,000

 CoreStates Bank, N.A.                     $12,500      $20,000         $32,500

 SunTrust Bank, Central Florida, N.A.            0      $17,500         $17,500

 Fleet National Bank                       $12,500      $15,000         $27,500

 First Union National Bank                       0      $15,000         $15,000

 The Bank of New York                            0      $15,000         $15,000

 Bank One, Kentucky, NA                          0      $15,000         $15,000

 Crestar Bank                              $37,500            0         $37,500

 AmSouth Bank                              $62,500            0         $62,500

 Bank of Tokyo - Mitsubishi Trust          $37,500            0         $37,500
 Company

 The Fuji Bank, Limited New York Branch    $37,500            0         $37,500
                                           -------            -         -------

                  TOTAL                   $212,500     $190,000        $402,500

                 EXHIBIT III
                 -----------

                                                                SCHEDULE 6.01(c)
                                                      REVISED SEPTEMBER 30, 1997
                                  SUBSIDIARIES

I.  SUBSIDIARY CORPORATIONS

                                                                                               No.
             Subsidiary             Jurisdiction   Borrower/            Authorized           Shares        Shareholder(s)
             ----------             ------------   Guarantor              Capital            Issued         --------------
                                                   ---------              -------            ------

A.D. Craig Company                  California        G        20,000 common shares, no      666.66      NovaCare Orthotics &
                                                               par value                                 Prosthetics West, Inc.

Advanced Orthopedic Technologies,   Nevada            G        1,000 common shares, $.01     1,000       NovaCare Orthotics &
Inc.                                                           par value                                 Prosthetics, Inc.

Advanced Orthopedic Technologies,   New York          G        5,500,000 Class A Voting    1,662,500     Advanced Orthopedic
Inc.                                                           common shares, $.01 par                   Technologies, Inc., a
                                                               value                                     Nevada corporation

                                                               500,000 Class B Non-          40,320      Advanced Orthopedic
                                                               Voting common shares,                     Technologies, Inc., a
                                                               $.01 par value                            Nevada corporation

                                                               400,000 Series C          139,811.2548    Advanced Orthopedic
                                                               Preferred Stock, $.01 par                 Technologies, Inc., a
                                                               value                                     Nevada corporation

                                                               1,000 Series D Preferred        10        Advanced Orthopedic
                                                               Stock, $.01 par value                     Technologies, Inc., a
                                                                                                         Nevada corporation

Advance Orthotics, Inc.             Texas             G        50,000 common shares,  no     50,000      NovaCare Orthotics &
                                                               par value                                 Prosthetics West, Inc.

Advanced Orthopedic Technologies    New Jersey        G        1,000 common shares, no        200        Advanced Orthopedic
(Clayton), Inc.                                                par value                                 Technologies, Inc., a New
                                                                                                         York corporation

                                                                                               No.
             Subsidiary             Jurisdiction   Borrower/            Authorized           Shares        Shareholder(s)
             ----------             ------------   Guarantor              Capital            Issued        --------------
                                                   ---------              -------            ------

Advanced Orthopedic Technologies    West Virginia     G        200 common shares, $.01       125        Advanced Orthopedic
(Lett), Inc.                                                   par value                                Technologies, Inc., a New
                                                                                                        York corporation

Advanced Orthopedic Technologies    New Jersey        G        200 common shares, no par     200        Advanced Orthopedic
(New Jersey), Inc.                                             value                                    Technologies, Inc., a New
                                                                                                        York corporation

Advanced Orthopedic Technologies    New Mexico        G        200 common shares, $1.00      100        Advanced Orthopedic
(New Mexico), Inc.                                             par value                                Technologies, Inc., a New
                                                                                                        York corporation

Advanced Orthopedic Technologies    New York          G        600 Class A Voting            475        Advanced Orthopedic
(New York), Inc.                                               dividend bearing common                  Technologies, Inc., a New
                                                               shares, no par value                     York corporation

                                                               400 Class B Non-Voting         25        Advanced Orthopedic
                                                               dividend bearing common                  Technologies, Inc., a New
                                                               shares, no par value                     York corporation

Advanced Orthopedic Technologies    New York          G        200 common shares, no par     100        Advanced Orthopedic
(OTI), Inc.                                                    value                                    Technologies, Inc., a New
                                                                                                        York corporation

Advanced Orthopedic Technologies    West Virginia     G        200 common shares, $.01       100        Advanced Orthopedic
(Parmeco), Inc.                                                par value                                Technologies, Inc., a New
                                                                                                        York corporation

Advanced Orthopedic Technologies    California        G        200 common shares, $1.00      100        Advanced Orthopedic
(SFV), Inc.                                                    par value                                Technologies, Inc., a New
                                                                                                        York corporation

                                                                                         No.
             Subsidiary             Jurisdiction   Borrower/      Authorized           Shares        Shareholder(s)
             ----------             ------------   Guarantor        Capital            Issued        --------------
                                                   ---------        -------            ------
Advanced Orthopedic Technologies      Virginia         G          50,000 common shares,       100    Advanced Orthopedic
(Virginia), Inc.                                                  $1.00 par value                    Technologies, Inc., a New
                                                                                                     York corporation

Advanced Orthopedic Technologies      West Virginia    G          600 Class A Voting          600    Advanced Orthopedic
(West Virginia), Inc.                                             dividend bearing common            Technologies, Inc., a New
                                                                  shares, $5.00 par value            York corporation

                                                                  400 Class B Voting non-      0
                                                                  dividend bearing common
                                                                  shares, $5.00 par value

Advanced Orthopedic Technologies      New York         G          200 common shares, $1.00    100    Advanced Orthopedic
Management Corp.                                                  par value                          Technologies, Inc., a New
                                                                                                     York corporation

Affiliated Physical Therapists, Ltd.  Arizona          G          120,091 common shares,     35,600  RehabClinics, Inc.
                                                                  $1.00 par value 83,067
                                                                  preferred shares, $1.00
                                                                  par value

Artificial Limb and Brace Center      Arizona          G          1,000,000 common shares,   1,066   NovaCare Orthotics &
                                                                  $1.00 par value                    Prosthetics West, Inc.

Ather Sports Injury Clinic, Inc.      California       G          10,000 common shares, no   2,000   NovaCare Outpatient
                                                                  par value                          Rehabilitation West, Inc.

Atlantic Rehabilitation Services,     New Jersey       G          1,000 common shares,         20    RehabClinics, Inc.
Inc.                                                              no par value

Boca Rehab Agency, Inc.               Delaware         G          1,000 common shares, $.01  1,000   RehabClinics, Inc.
                                                                  par value

                                                                                            No.
             Subsidiary             Jurisdiction   Borrower/       Authorized             Shares      Shareholder(s)
             ----------             ------------   Guarantor         Capital              Issued      --------------
                                                   ---------         -------              ------
Bowman-Shelton Orthopedic Service,    Oklahoma         G          3,000 common shares,     3,000      NovaCare Orthotics &
Incorporated                                                      $1.00 par value                     Prosthetics East, Inc.

Buendel Physical Therapy, Inc.        Florida          G          750 common shares,         100      RehabClinics, Inc.
                                                                  $10.00 par value

Cannon & Associates, Inc.             Delaware         G          10,000 common shares,     3,000     NovaCare, Inc. (PA)
                                                                  no par value
                                                                  1,286 cumulative
                                                                  redeemable preferred
                                                                  shares, $.01 par value

Cenla Physical Therapy &              Louisiana        G          10,000 common shares,     2,000     RehabClinics, Inc.
Rehabilitation Agency, Inc.                                       no par value

Center for Physical Therapy and       New Mexico       G          500,000 common            1,000     RehabClinics, Inc.
Sports Rehabilitation, Inc.                                       shares, no par value

CenterTherapy, Inc.                   Minnesota        G          50,000 Class A voting    475 Class  RehabClinics, Inc.
                                                                  shares, $.01 par value,   A voting
                                                                  50,000 Class B non-
                                                                  voting shares, $.01
                                                                  par value

Certified Orthopedic Appliance Co.,   Arizona          G          10,000 common shares,        150    NovaCare Orthotics &
Inc.                                                              $100 par value                      Prosthetics West, Inc.

Champion Physical Therapy, Inc.       Pennsylvania     G          100,000 common shares,      6,660   NovaCare Outpatient
                                                                  $1.00 par value                     Rehabilitation East,
                                                                                                      Inc.

CMC Center Corporation                California       G          750,000 common shares,      1,111   NC Resources, Inc.
                                                                  no par value

ConsulTemps, Inc.                     Virginia         G          5,000 common shares,        1,000   NovaCare Employee Services
                                                                  $1.00 par value                     of Orlando, Inc.

                                                                                          No.
             Subsidiary             Jurisdiction   Borrower/       Authorized           Shares        Shareholder(s)
             ----------             ------------   Guarantor         Capital            Issued        --------------
                                                   ---------         -------            ------
Coplin Physical Therapy Associates,   Minnesota       G           2,500 common shares,         100    RehabClinics, Inc.
Inc.                                                              no par value

Crowley Physical Therapy Clinic,      Louisiana       G           10,000 common shares,        500    RehabClinics, Inc.
Inc.                                                              no par value

Dale Clark Prosthetics, Inc.          Iowa            G           1,000 common shares,          20    NovaCare Orthotics &
                                                                  $100 par value                      Prosthetics East, Inc.

Douglas Avery and Associates, Ltd.    Virginia        G           500 Series A Voting Common   100    RehabClinics, Inc.
                                                                  Shares, $10.00 par value
                                                                  300 Series B Non-Voting
                                                                  Common Shares, $.01
                                                                  par value

Douglas C. Claussen, R.P.T.,          California      G           50,000 common shares,       10,187  RehabClinics, Inc.
Physical Therapy, Inc.                                            no par value

E.A. Warnick-Pomeroy Co., Inc.        Pennsylvania    G           300 common shares,            16    NovaCare Orthotics &
                                                                  $100 par value                      Prosthetics East, Inc.

Elk County Physical Therapy, Inc.     Pennsylvania    G           100,000 common shares,      2,000   NovaCare Outpatient
                                                                  no par value                        Rehabilitation East, Inc.

Employee Benefits Management, Inc.    Florida         G           800,000 common shares,     428,747  NovaCare Employee Services
                                                                  $.01 par value                      of America, Inc.

Employee Services, Inc. of North      North Carolina  G           800,000 common shares,     428,747  NovaCare Employee Services
Carolina                                                          no par value                        of America, Inc.

Employers' Risk Management, Inc.      Florida         G           800,000 common shares,     428,747  NovaCare Employee Services
                                                                  $.01 par value                      of America, Inc.

                                                                                         No.
             Subsidiary             Jurisdiction   Borrower/      Authorized           Shares        Shareholder(s)
             ----------             ------------   Guarantor        Capital            Issued        --------------
                                                   ---------        -------            ------
Fine, Bryant & Wah, Inc.              Maryland        G          50,000 Class A voting     2,000    NovaCare Outpatient
                                                                 common shares, $1.00 par           Rehabilitation East, Inc.
                                                                 value

                                                                 50,000 Class B              106    NovaCare Outpatient
                                                                 non-voting common                  Rehabilitation East, Inc.
                                                                 shares, $1.00 par value

Francis Naselli, Jr. & Stewart Rich   Pennsylvania    G          1,000 common shares,      1,000    RehabClinics, Inc.
Physical Therapists, Inc.                                        no par value

Frank J. Malone & Son, Inc.           Pennsylvania    G          100,000 common shares,       2     NovaCare Orthotics &
                                                                 $.10 par value                     Prosthetics East, Inc.

Gallery Physical Therapy Center,      Minnesota       G          1,048.85 common shares,  1,048.85  RehabClinics, Inc.
Inc.                                                             no par value

Georgia Physical Therapy of West      Georgia         G          5,000,000 common        1,000,200  RehabClinics, Inc.
Georgia, Inc.                                                    shares, $.01 par value

Georgia Physical Therapy, Inc.        Georgia         G          100,000 common shares,    1,000    RehabClinics, Inc.
                                                                 $.50 par value

Greater Sacramento Physical Therapy   California      G          100,000 common shares,    38,250   RehabClinics, Inc.  Peters,
Associates, Inc.                                                 no par value              11,250   Starkey & Todrank Physical
                                                                                                    Therapy Corporation

Grove City Physical Therapy and       Pennsylvania    G          100,000 common shares,      10     NovaCare Outpatient
Sports Medicine, Inc.                                            $10.00 par value                   Rehabilitation East, Inc.

Gulf Breeze Physical Therapy, Inc.    Florida         G          7,500 common shares,       200     RehabClinics, Inc.
                                                                 $1.00 par value

                                                                                            No.
             Subsidiary             Jurisdiction   Borrower/         Authorized           Shares      Shareholder(s)
             ----------             ------------   Guarantor           Capital            Issued      --------------
                                                   ---------           -------            ------
Gulf Coast Hand Specialists, Inc.     Florida         G        7,500 common shares,          100     RehabClinics, Inc.
                                                               $1.00 par value

Hand Therapy and Rehabilitation       California      G        10,000 common shares,        6,000    RehabClinics, Inc.
Associates, Inc.                                               no par value

Hand Therapy Associates, Inc.         Arizona         G        1,000,000 common              250     RehabClinics, Inc.
                                                               shares, $10 par value

Hawley Physical Therapy, Inc.         California      G        100,000 common shares,       20,000   RehabClinics, Inc.
                                                               no par value

Heartland Rehabilitation, Inc.        Indiana         G        1,000 common shares,          100     NovaCare, Inc. (PA)
                                                               no par value

Indianapolis Physical Therapy and     Indiana         G        400,000 common shares,      267,808   RehabClinics, Inc.
Sports Medicine, Inc.                                          no par value

Industrial Health Care Company, Inc.  Connecticut     G        20,000 common shares,         919     NC Resources, Inc.
                                                               $1.00 par value

J.E. Hanger, Incorporated             Missouri        G        10,000 common shares,        6,545    NovaCare Orthotics &
                                                               $10.00 par value                      Prosthetics East, Inc.

Jim All, Inc.                         Texas          --        1,000,000 common shares,     1,000    NovaCare Orthotics &
                                                               $1.00 par value                       Prosthetics West, Inc.


Kesinger Physical Therapy, Inc.       California      G        10,000 common shares,        1,000    RehabClinics, Inc.
                                                               no par value


Lynn M. Carlson, Inc.                 Arizona         G        1,000,000 common shares,      6,400   RehabClinics, Inc.
                                                               $1.00 par value

McFarlen & Associates, Inc.           Texas          --        100,000 common shares,        1,000   NovaCare Orthotics &
                                                               $.10 par value                        Prosthetics West, Inc.

                                                                                               No.
             Subsidiary             Jurisdiction   Borrower/        Authorized               Shares        Shareholder(s)
             ----------             ------------   Guarantor          Capital                Issued        --------------
                                                   ---------          -------                ------
McKinney Prosthetics/Orthotics, Inc.  Illinois       G      1,000 Class A voting common         1,000    NovaCare Orthotics &
                                                            shares, $1.00 par value 50,000      10,000   Prosthetics East, Inc.
                                                            Class B non-voting common
                                                            shares, $1.00 par value

Medical Arts O&P Services, Inc.       Wisconsin      G      100,000 common shares, $.01 par      800     NovaCare Orthotics &
                                                            value                                        Prosthetics East, Inc.

Metro Rehabilitation Services, Inc.   Michigan       G      50,000 common shares, $1.00 par     1,000    NovaCare Outpatient
                                                            value                                        Rehabilitation East, Inc.

Michigan Therapy Centre, Inc.         Michigan       G      50,000 common shares, $.01 par      11,765   RehabClinics, Inc.
                                                            value

Mill River Management, Inc.           Delaware       G      1,000 common shares, $.01 par       1,000    RehabClinics, Inc.
                                                            value

Mitchell Tannenbaum I, Inc.           Illinois       G      1,000 common shares, no par          100     RCI (S.P.O.R.T.), Inc.
                                                            value

Mitchell Tannenbaum II, Inc.          Illinois       G      1,000 common shares, no par          100     RCI (S.P.O.R.T.), Inc.
                                                            value

Mitchell Tannenbaum III, Inc.         Illinois       G      1,000 common shares, no par          100     RCI (S.P.O.R.T.), Inc.
                                                            value

Monmouth Rehabilitation, Inc.         New Jersey     G      100 common shares, no par             80     RehabClinics, Inc.
                                                            value

                                                                                               No.
             Subsidiary             Jurisdiction   Borrower/            Authorized           Shares        Shareholder(s)
             ----------             ------------   Guarantor              Capital            Issued        --------------
                                                   ---------              -------            ------
NC Cash Management, Inc.              Delaware       G      1,000 common shares, $.01         100     NC Resources, Inc.
                                                            par value

NC Resources, Inc.                    Delaware       G      1,000 common shares, $.01 par     100     NovaCare, Inc. (DE)
                                                            value

NCES Finance, Inc.                    Delaware       G      3,000 common shares, $.01 par     100     NovaCare Employee Services,
                                                            value                                     Inc.

NCES Holdings, Inc.                   Delaware       G      3,000 common shares, $.01 par     100     NovaCare Employee Services,
                                                            value                                     Inc.

NCES Licensing, Inc.                  Delaware       G      3,000 common shares, $.01 par     100     NovaCare Employee Services,
                                                            value                                     Inc.

New Mexico Physical Therapists, Inc.  New Mexico     G      50,000 common shares, $1.00 par   559     RehabClinics, Inc.
                                                            value

Northland Regional Orthotic and       Minnesota      G      25,000 common shares, no par       12     NovaCare Orthotics &
Prosthetic Center, Inc.                                     value                                     Prosthetics East, Inc.

Northside Physical Therapy, Inc.      Ohio           G      500 common shares, without par    100     RehabClinics, Inc.
                                                            value

NovaCare (Arizona), Inc.              Arizona        G      1,000 common shares, no par      1,000    NovaCare, Inc. (PA)
                                                            value

NovaCare (Colorado), Inc.             Delaware       G      1,000 common shares, $.01 par    1,000    NovaCare, Inc. (PA)
                                                            value


NovaCare (Texas), Inc.                Texas          G      100 common shares,    $.01 par    100     NovaCare, Inc. (PA)
                                                            value

NovaCare Administrative Employee      New York       G      200 common shares, no par value    1      NovaCare Employee Services
Services of New York, Inc.                                                                            TPI, Inc.

                                                                                                  No.
             Subsidiary             Jurisdiction   Borrower/        Authorized                 Shares       Shareholder(s)
             ----------             ------------   Guarantor          Capital                  Issued       --------------
                                                   ---------          -------                  ------
NovaCare Administrative Employee      Florida         G       800,000 common shares, $.01 par  428,747   NovaCare Employee
Services, Inc.                                                value                                      Services of America,
                                                                                                         Inc.

NovaCare Employee Services Club       Florida         G       800,000 common shares, $.01 par  428,747   NovaCare Employee
Staff, Inc.                                                   value                                      Services of America,
                                                                                                         Inc.

NovaCare Employee Services Easy       Florida         G       800,000 common shares, $.01 par  428,747   NovaCare Employee
Staff, Inc.                                                   value                                      Services of America,
                                                                                                         Inc.

NovaCare Employee Services            New York        G       200 common shares, no par value     1      NovaCare Employee
Northeast, Inc.                                                                                          Services TPI, Inc.

NovaCare Employee Services of         Florida         G       800,000 common shares $.01 par   428,747   NovaCare Employee
America, Inc.                                                 value                                      Services, Inc.

                                                              500,000 preferred shares, no par    0
                                                              value

NovaCare Employee Services of         Delaware        G       200 common shares, $1.00 par        1      NovaCare Employee
Boston, Inc.                                                  value                                      Services TPI, Inc.

NovaCare Employee Services of         Florida         G       50 common shares, no par            50     NovaCare Employee
Bradenton, Inc.                                               value                                      Services of America,
                                                                                                         Inc.

NovaCare Employee Services of        Florida          G       800,000 common shares, $.01      428,747   NovaCare Employee
Florida, Inc.                                                 par value                                  Services of America, Inc.

NovaCare Employee Services of New    New York         G       200 common shares, no par           1      NovaCare Employee Services
York, Inc.                                                    value                                      TPI, Inc.

                                                                                                    No.
             Subsidiary             Jurisdiction   Borrower/         Authorized                   Shares        Shareholder(s)
             ----------             ------------   Guarantor           Capital                    Issued        --------------
                                                   ---------           -------                    ------
NovaCare Employee Services of        Florida         G        1,000,000 common shares, $.01        50,000        NovaCare Employee
Orlando, Inc.                                                 par value                                          Services
                                                                                                                 Resource One, Inc.

NovaCare Employee Services Resource  Florida         G        1,000,000 common shares, $.01        100,000       NovaCare Employee
One, Inc.                                                     par value                                          Services, Inc.

NovaCare Employee Services TPI,      New York        G        11,111 common shares, $.01            6,261        NovaCare Employee
Inc.                                                          par value                                          Services, Inc.

                                                              4,850 preferred shares, $.01          4,850        NovaCare Employee
                                                              par value                                          Services, Inc.


NovaCare Employee Services, Inc.     Delaware        G        60,000,000 common shares,          19,400,000(1)   Cannon &
                                                              $.01 par value                                     Associates, Inc.

                                                              1,000,000 preferred shares,             0
                                                              $.01 par value

NovaCare Management Company, Inc.    Delaware        G        1,000 common shares, $.01 par          100         NovaCare Orthotics
                                                              value                                              & Prosthetics, Inc.

NovaCare Management Services, Inc.   Delaware        G        1,000 common shares, $.01 par          100         NovaCare, Inc. (DE)
                                                              value

NovaCare Northside Therapy, Inc.     Minnesota       G        2,500 common shares, $10.00            100         NovaCare, Inc. (PA)
                                                              par value

NovaCare Occupational Health         Delaware        G        1,000 common shares, $.01 par         1,000        NC Resources, Inc.
Services, Inc.                                                value


(1) An additional 1,243,187 shares have been issued to officers, directors, employees and former owners of NovaCare Employee Services, Inc. and/or its subsidiaries, as listed on Exhibit A. Those shares are not pledged hereunder. In addition, NovaCare Employee Services, Inc. has issued 424,000 options to purchase its common stock to officers, directors, employees and employees of affiliates.

          Subsidiary                Jurisdiction  Borrower/      Authorized                 No. Shares     Shareholder(s)
          ----------                ------------  Guarantor       Capital                     Issued       --------------
                                                  ---------       -------                     ------
NovaCare Orthotics & Prosthetics     Delaware       G      1,000 common shares, $.01 par      1,000      NovaCare Orthotics &
East, Inc.                                                 value                                         Prosthetics Holdings, Inc.

NovaCare Orthotics & Prosthetics     Delaware       G      1,000 common shares, $.01 par      1,000      NovaCare Orthotics &
Holdings, Inc.                                             value                                         Prosthetics, Inc.

NovaCare Orthotics & Prosthetics     California     G      5,000,000 common shares, $.10      689,681    NovaCare Orthotics &
West, Inc.                                                 par value                                     Prosthetics Holdings,Inc.

NovaCare Orthotics & Prosthetics,    Delaware       G      1,000 common shares, $.01 par      1,000      NC Resources, Inc.
Inc.                                                       value

NovaCare Outpatient Rehabilitation   Delaware       G      1,000 common shares, $.01 par      1,000      RehabClinics, Inc.
East, Inc.                                                 value

NovaCare Outpatient Rehabilitation   Kansas         G      100,000 common shares, no par      1,250      RehabClinics, Inc.
I, Inc.                                                    value

NovaCare Outpatient Rehabilitation   Delaware       G      1,000 common shares, $.01 par      1,000      RehabClinics, Inc.
West, Inc.                                                 value

NovaCare Outpatient Rehabilitation,  Kansas         G      500,000 common shares, $1.00       10,851     RehabClinics, Inc.
Inc.                                                       par value

NovaCare Rehab Agency of Alabama,    Alabama        G      1,000 common shares, $.01 par      1,000      NovaCare, Inc. (PA)
Inc.                                                       value

NovaCare Rehab Agency of Florida,    Florida        G      1,000 common shares, $.01 par      1,000      NovaCare, Inc. (PA)
Inc.                                                       value

NovaCare Rehab Agency of Georgia,    Georgia        G      1,000 common shares, $.01 par      1,000      NovaCare, Inc. (PA)
Inc.                                                       value

NovaCare Rehab Agency of Illinois,   Illinois       G      1,000 common shares, $.01 par      1,000      NovaCare, Inc. (PA)
Inc.                                                       value

          Subsidiary                Jurisdiction Borrower/          Authorized               No. Shares     Shareholder(s)
          ----------                -----------  Guarantor           Capital                   Issued       --------------
                                                 ---------           -------                   ------
NovaCare Rehab Agency of Kansas,     Kansas          G       1,000 common shares, $.01 par      1,000     NovaCare, Inc. (PA)
Inc.                                                         value

NovaCare Rehab Agency of Missouri,   Missouri        G       1,000 common shares, $.01 par      1,000     NovaCare, Inc. (PA)
Inc.                                                         value

NovaCare Rehab Agency of New         New Jersey      G       1,000 common shares, $.01 par      1,000     NovaCare, Inc. (PA)
Jersey, Inc.                                                 value

NovaCare Rehab Agency of North       North Carolina  G       1,000 common shares, $.01 par      1,000     NovaCare, Inc. (PA)
Carolina, Inc.                                               value

NovaCare Rehab Agency of Northern    California      G       9,000 common shares, $1.00         100       NovaCare, Inc. (PA)
California, Inc.                                             par value

NovaCare Rehab Agency of Ohio, Inc.  Ohio            G       1,000 common shares, $.01 par      1,000     NovaCare, Inc. (PA)
                                                             value

NovaCare Rehab Agency of Oklahoma,   Oklahoma        G       1,000 common shares, $.01 par      1,000     NovaCare, Inc. (PA)
Inc.                                                         value

NovaCare Rehab Agency of Oregon,     Oregon          G       1,000 common shares, $.01 par      1,000     NovaCare, Inc. (PA)
Inc.                                                         value

NovaCare Rehab Agency of             Pennsylvania    G       1,000 common shares, $.01 par      1,000     NovaCare, Inc. (PA)
Pennsylvania, Inc.                                           value

NovaCare Rehab Agency of South       South Carolina  G       1,000 common shares, $.01 par      1,000     NovaCare, Inc. (PA)
Carolina, Inc.                                               value

NovaCare Rehab Agency of Southern    California      G       9,000 common shares, $1.00         100       NovaCare, Inc. (PA)
California, Inc.                                             par value

NovaCare Rehab Agency of Tennessee,  Tennessee       G       1,000 common shares, $.01 par      1,000     NovaCare, Inc. (PA)
Inc.                                                         value

          Subsidiary                Jurisdiction Borrower/               Authorized         No. Shares     Shareholder(s)
          ----------                -----------  Guarantor                Capital             Issued       --------------
                                                 ---------                -------             ------
NovaCare Rehab Agency of Virginia,   Virginia        G          1,000 common shares, $.01 par  1,000    NovaCare, Inc. (PA)
Inc.                                                            value

NovaCare Rehab Agency of             Washington      G          1,000 common shares, $.01 par  1,000    NovaCare, Inc. (PA)
Washington, Inc.                                                value

NovaCare Rehab Agency of Wyoming,    Wyoming         G          1,000 common shares, no par    1,000    NovaCare, Inc. (PA)
Inc.                                                            value

NovaCare Rehabilitation Agency of    Wisconsin       G          9,000 common shares, $1.00     10       NovaCare, Inc. (PA)
Wisconsin, Inc.                                                 par value

NovaCare Rehabilitation, Inc.        Minnesota       G          1,000 common shares, $.01 par  1,000    RehabClinics, Inc.
                                                                value

NovaCare Service Corp.               Delaware        G          1,000 common shares, $.01 par  1,000    NovaCare, Inc. (DE)
                                                                value

NovaCare, Inc.                       Pennsylvania    B          5,000 common shares,   no par  1,000    NC Resources, Inc.
                                                                value

NovaFunds, Inc.                      Delaware        B          3,000 common shares, $.01 par  100      NC Resources, Inc.
                                                                value

NovaMark, Inc.                       Delaware        G          3,000 common shares, $.01 par  100      NovaFunds, Inc.
                                                                value

NovaStock, Inc.                      Delaware        G          3,000 common shares, $.01 par  100      NovaFunds, Inc.
                                                                value

Opus Care, Inc.                      Illinois        G          50,000 common shares, no par   1,000    NovaCare Orthotics &
                                                                value                                   Prosthetics East,Inc.

          Subsidiary                Jurisdiction    Borrower/          Authorized        No. Shares        Shareholder(s)
          ----------                -----------     Guarantor           Capital            Issued          --------------
                                                    ---------           -------            ------
Ortho East, Inc.                     Massachusetts      G     12,500 common shares, no par    100       NovaCare Orthotics &
                                                              value                                     Prosthetics East,Inc.

Ortho Rehab Associates, Inc.         Florida            G     1,000 common shares, $1.00      100       RehabClinics, Inc.
                                                              par value

Ortho-Fab Laboratories, Inc.         Illinois           G     500 common shares, no par       500       NovaCare Orthotics &
                                                              value                                     Prosthetics East,Inc.

Orthopedic and Sports Physical       California         G     100,000 common shares, no par  3,000      RehabClinics, Inc.
Therapy of Cupertino, Inc.                                    value

Orthopedic Rehabilitative Services,  Illinois           G     5,000 common shares, no par    1,000      NovaCare Orthotics &
Ltd.                                                          value                                     Prosthetics East, Inc.

Orthotic & Prosthetic                Florida            G     1,000 common shares, $1.00      500       NovaCare Orthotics &
Rehabilitation Technologies, Inc.                             par value                                 Prosthetics East, Inc.

Orthotic and Prosthetic Associates,  Massachusetts      G     300,000 common shares, $.01   200,000     NovaCare Orthotics &
Inc.                                                          par value                                 Prosthetics East, Inc.

OSI Midwest, Inc.                    Nebraska           --    10,000 common shares, $1.00    7,651      NovaCare Orthotics &
                                                              par value                                 Prosthetics Holdings, Inc.

Peters, Starkey & Todrank Physical   California         G     50,000 common shares, no par     91       RehabClinics, Inc.
Therapy Corporation                                           value

Physical Focus Inc.                  Delaware           G     1,000 common shares, $.01 par  1,000      RehabClinics, Inc.
                                                              value

Physical Rehabilitation Partners,    Louisiana          G     5,000 common shares, no par    106.12     RehabClinics, Inc.
Inc.                                                          value

Physical Therapy Institute, Inc.     Louisiana          G     500 common shares, no           500       RehabClinics, Inc.
                                                              par value

          Subsidiary                Jurisdiction  Borrower/                Authorized      No. Shares     Shareholder(s)
          ----------                -----------   Guarantor                 Capital          Issued       --------------
                                                  ---------                 -------          ------
Professional Insurance Planners of   Florida         G          5,000 common shares, $.10 par  250      NovaCare Employee Services
Florida, Inc.                                                   value                                   Resource One, Inc.

Professional Orthotics and           New Mexico      G          50,000 common shares, $1.00    40,000   NovaCare Orthotics &
Prosthetics, Inc.                                               par value                               Prosthetics West, Inc.

Professional Orthotics and           New Mexico      G          50,000 common shares, $1.00    30,000   NovaCare Orthotics &
Prosthetics, Inc. of Santa Fe                                   par value                               Prosthetics West, Inc.

Progressive Orthopedic               California      G          20,000 common shares, $10.00   2,618    NovaCare Orthotics &
                                                                par value                               Prosthetics West,Inc.

Prosthetics-Orthotics Associates,    Illinois        G          1.000 common shares, no par    500      NovaCare Orthotics &
Inc.                                                            value                                   Prosthetics East,Inc.

Quad City Management, Inc.           Iowa            G          100,000 common shares, no par  1,000    RehabClinics, Inc.
                                                                value

RCI (Colorado), Inc.                 Delaware        G          1,000 common shares, $.01 par  1,000    RehabClinics, Inc.
                                                                value

RCI (Exertec), Inc.                  Delaware        G          1,000 common shares, $.01 par  1,000    RehabClinics, Inc.
                                                                value

RCI (Illinois), Inc.                 Delaware        G          100 common shares,             100      RehabClinics, Inc.
                                                                no par value

RCI (Michigan), Inc.                 Delaware        G          1,000 common shares, $.01 par  1,000    RehabClinics, Inc.
                                                                value

RCI (S.P.O.R.T.), Inc.               Delaware        G          1,000 common shares, $.01 par  1,000    RehabClinics, Inc.
                                                                value

RCI (WRS), Inc.                      Delaware        G          1,000 common shares, $.01 par  1,000    RehabClinics, Inc.
                                                                value

          Subsidiary                Jurisdiction  Borrower/             Authorized              No. Shares     Shareholder(s)
          ----------                -----------   Guarantor              Capital                  Issued       --------------
                                                  ---------              -------                  ------
RCI Nevada, Inc.                     Delaware      G           1,000 common shares, $.01 par       1,000     RehabClinics, Inc.
                                                               value

Rebound Oklahoma, Inc.               Oklahoma      G           500 common shares, $1.00 par         500      RehabClinics, Inc.
                                                               value

Redwood Pacific Therapies, Inc.      California    G           100,000 common shares, no par      15,120     RehabClinics, Inc.
                                                               value

Rehab Managed Care of Arizona, Inc.  Delaware      B           1,000 common shares, $.01 par        100      RehabClinics, Inc.
                                                               value

Rehab Provider Network               Florida       G           1,000 common shares, $.01 par       1,000     RehabClinics, Inc.
of Florida, Inc.                                               value

Rehab Provider Network - New         New Jersey    G           1,000 common shares, $.01 par       1,000     RehabClinics, Inc.
Jersey, Inc.                                                   value

Rehab Provider Network -             California    G           100 common shares,   $.10 par        100      RehabClinics, Inc.
California, Inc.                                               value

Rehab Provider Network - Delaware,   Delaware      G           1,000 common shares, $.01 par       1,000     RehabClinics, Inc.
Inc.                                                           value

Rehab Provider Network - Georgia,    Georgia       G           1,000 common shares, $.01 par       1,000     RehabClinics, Inc.
Inc.                                                           value

Rehab Provider Network - Illinois,   Illinois      G           1,000 common shares, $.01 par       1,000     RehabClinics, Inc.
Inc.                                                           value

Rehab Provider Network - Indiana,    Indiana       G           1,000 common shares, $.01 par       1,000     RehabClinics, Inc.
Inc.                                                           value

Rehab Provider Network - Maryland,   Maryland      G           1,000 common shares, $.01 par       1,000     RehabClinics, Inc.
Inc.                                                           value

          Subsidiary                Jurisdiction  Borrower/             Authorized           No. Shares   Shareholder(s)
          ----------                -----------   Guarantor              Capital               Issued     --------------
                                                  ---------              -------               ------
Rehab Provider Network - Michigan,   Michigan       G         1,000 common shares, $.01 par    1,000    RehabClinics, Inc.
Inc.                                                          value

Rehab Provider Network - Ohio, Inc.  Ohio           G         1,000 common shares, $.01 par    1,000    RehabClinics, Inc.
                                                              value

Rehab Provider Network - Oklahoma,   Oklahoma       G         1,000 common shares, $.01 par    1,000    RehabClinics, Inc.
Inc.                                                          value

Rehab Provider Network - Virginia,   Virginia       G         1,000 common shares, $.01 par    1,000    RehabClinics, Inc.
Inc.                                                          value

Rehab Provider Network -             District of    G         1,000 common shares, $.01 par    1,000    RehabClinics, Inc.
Washington, D.C., Inc.               Columbia                 value

Rehab Provider Network -             Pennsylvania   G         1,000 common shares, $.01 par    1,000    RehabClinics, Inc.
Pennsylvania, Inc.                                            value

Rehab Provider Network of            Colorado       G         100 common shares,      $.01      100     RehabClinics, Inc.
Colorado, Inc.                                                par value

Rehab Provider Network of Nevada,    Nevada         G         100 common shares, $1.00 par      100     RehabClinics, Inc.
Inc.                                                          value

Rehab Provider Network of New        New Mexico     G         1,000 common shares,    $.01     1,000    RehabClinics, Inc.
Mexico, Inc.                                                  par value

Rehab Provider Network of Texas,     Texas          G         1,000 common shares,    $.01     1,000    RehabClinics, Inc.
Inc.                                                          par value

Rehab Provider Network of            Wisconsin      G         1,000 common shares,    $.01     1,000    RehabClinics, Inc.
Wisconsin, Inc.                                               par value

Rehab World, Inc.                    Delaware       G         1,000 common shares, $.01 par    1,000    RehabClinics, Inc.
                                                              value

          Subsidiary                Jurisdiction  Borrower/          Authorized          No. Shares   Shareholder(s)
          ----------                -----------   Guarantor           Capital              Issued     --------------
                                                  ---------           -------              ------
Rehab/Work Hardening Management      Pennsylvania    G        500 common shares, no          500      RehabClinics, Inc.
Associates, Ltd.                                              par value

RehabClinics (COAST), Inc.           Delaware        G        1,000 common shares, $.01 par  1,000    RehabClinics, Inc.
                                                              value

RehabClinics (Galaxy), Inc.          Illinois        --       1,200 Class A common shares,            RCI (S.P.O.R.T.),Inc.(60%)
                                                              no par value

RehabClinics (New Jersey), Inc.      Delaware        G        1,000 common shares, $.01 par  1,000    RehabClinics, Inc.
                                                              value

RehabClinics (PTA), Inc.             Delaware        G        1,000 common shares, $.01 par  1,000    RehabClinics, Inc.
                                                              value

RehabClinics (SPT), Inc.             Delaware        G        1,000 common shares, $.01 par  1,000    RehabClinics, Inc.
                                                              value

RehabClinics Abilene, Inc.           Delaware        G        1,000 common shares, $.01 par  1,000    RehabClinics, Inc.
                                                              value

RehabClinics Dallas, Inc.            Delaware        G        1,000 common shares, $.01 par  1,000    RehabClinics, Inc.
                                                              value

RehabClinics Pennsylvania, Inc.      Pennsylvania    G        1,000 common shares,   no par  1,000    RehabClinics (SPT), Inc.
                                                              value

RehabClinics, Inc.                   Delaware        B        1,000 common shares, $.01 par  1,000    NC Resources, Inc.
                                                              value

Rehabilitation Fabrication, Inc.     Massachusetts   G        15,000 common shares, no par   1,000    Orthotic and Prosthetic
                                                              value                                   Associates, Inc.

Robert M. Bacci, R.P.T. Physical     California      G        100,000 common shares,         5,000    RehabClinics, Inc.
Therapy, Inc.                                                 no par value

          Subsidiary           Jurisdiction     Borrower/          Authorized          No. Shares      Shareholder(s)
          ----------           -----------      Guarantor           Capital              Issued        --------------
                                                ---------           -------              ------
Robin Aids Prosthetics,         California         G      50,000 common shares, no par   50,000      NovaCare Orthotics &
Inc.                                                      value                                      Prosthetics West, Inc.

Rx One, Inc.                    Florida            G      1,000,000 common shares, $.01  100,000     NovaCare Employee Services,
                                                          par value                                  Inc.

S.T.A.R.T., Inc.                Massachusetts      G      12,500 common shares, no par   200         RehabClinics, Inc.
                                                          value

Salem Orthopedic &              Oregon             G      500 common shares, no par      56.15       NovaCare Orthotics &
Prosthetic, Inc.                                          value                                      Prosthetics West, Inc.

San Joaquin Orthopedic, Inc.    California         G      500,000 common shares, no par  550         NovaCare Orthotics &
                                                          value                                      Prosthetics West, Inc.

SG Rehabilitation Agency, Inc.  Pennsylvania       G      100,000 common shares, $10.00  100         NovaCare, Inc. (PA)
                                                          par value

SG Speech Associates, Inc.      Pennsylvania       G      100,000 common shares, $10.00  100         NovaCare, Inc. (PA)
                                                          par value

South Jersey Physical Therapy   New Jersey         G      2,500 common shares, no par    2,500       NovaCare Outpatient
Associates, Inc.                                          value                                      Rehabilitation East, Inc.

Southpointe Fitness Center,     Pennsylvania       G      100,000 common shares, $1.00   1,000       NovaCare Outpatient
Inc.                                                      par value                                  Rehabilitation East, Inc.

Southwest Medical Supply        New Mexico         G      10,000 common shares, $1.00    10,000      RehabClinics, Inc.
Company                                                   par value

Southwest Physical Therapy,     New Mexico         G      500,000 common shares,         12,500      RehabClinics, Inc.
Inc.                                                      no par value

Southwest Therapists, Inc.      New Mexico         G      5 common shares, no par value  5           RehabClinics, Inc.

          Subsidiary                 Jurisdiction   Borrower/            Authorized           No. Shares   Shareholder(s)
          ----------                 -----------    Guarantor             Capital               Issued     --------------
                                                    ---------             -------               ------
Sporthopedics Sports and Physical    California        G        10,000 common shares, no par     8,000   RehabClinics, Inc.
Therapy Centers, Inc.                                           value

Sports Therapy and Arthritis         Delaware          G        1,000 common shares, $.01 par    1,000   RehabClinics, Inc.
Rehabilitation, Inc.                                            value

Staffing Technologies, Inc.          New York          G        200 common shares, no par          1     NovaCare Employee Services
                                                                value                                    TPI, Inc.

Star Physical Therapy Inc.           Florida           G        1,000 common shares, $1.00         60    RehabClinics, Inc.
                                                                par value

Stephenson-Holtz, Inc.               California        G        100,000 common shares, no par    10,000  RehabClinics, Inc.
                                                                value

Texoma Health Care Center, Inc.      Texas             G        10,000 common shares, $1.00      1,000   NovaCare Orthotics &
                                                                par value                                Prosthetics West, Inc.

The Center for Physical Therapy and  New Mexico        G        500,000 common shares, no par    1,000   RehabClinics, Inc.
Rehabilitation, Inc.                                            value

The Orthopedic Sports and            Pennsylvania      G        3,000 common shares, no par      2,000   RehabClinics, Inc.
Industrial Rehabilitation Network,                              value
Inc.

Theodore Dashnaw Physical Therapy,   California        G        100 common shares, no              30    RehabClinics, Inc.
Inc.                                                            par value

Treister, Inc.                       Ohio              G        500 common shares, no par         100    NovaCare Outpatient
                                                                value                                    Rehabilitation East, Inc.

Union Square Center for              California        G        1,000 common shares, no par       500    RehabClinics, Inc.
Rehabilitation & Sports Medicine,                               value
Inc.

Vanguard Rehabilitation, Inc.        Arizona           G        1,000,000 common shares,         64,500  RehabClinics, Inc.
                                                                $1.00 par value

          Subsidiary                 Jurisdiction   Borrower/          Authorized           No. Shares    Shareholder(s)
          ----------                 -----------    Guarantor           Capital               Issued      --------------
                                                    ---------           -------               ------
Wayzata Physical Therapy Center,     Minnesota          G     2,500 common shares, no par      1,000     RehabClinics, Inc.
Inc.                                                          value

West Side Physical Therapy, Inc.     Ohio               G     750 common shares, no par         100      NovaCare Outpatient
                                                              value                                      Rehabilitation East, Inc.

West Suburban Health Partners, Inc.  Minnesota          G     25,000 common shares, $1.00       990      RehabClinics, Inc.
                                                              par value

Western Rehab Services, Inc.         Arizona            G     100,000 common shares, no par    1,000     NovaCare, Inc. (PA)
                                                              value

Workers Rehabilitation Services,     Illinois           --    10,000 common shares, no par               RCI (WRS), Inc. (60%)
Inc.                                                          value

II.  PARTNERSHIP INTERESTS
Name                                                    Jurisdiction           Partnership Interest
----                                                    ------------           --------------------
Advanced Orthopedic Services, Ltd.                      Texas                  99% limited partnership interest owned by
                                                                               RehabClinics Dallas, Inc. who is also the
                                                                               general partner 1% limited partnership interest
                                                                               owned by RehabClinics, Inc.

Galaxy North Limited Partnership                        Illinois               60% owned by RCI (S.P.O.R.T.), Inc.

Galaxy West Limited Partnership                         Illinois               60% owned by RCI (S.P.O.R.T.), Inc.

Land Park Physical Therapy                              California             50% owned by RehabClinics, Inc.
                                                                               50% owned by Union Square Center for
                                                                               Rehabilitation & Sports Medicine, Inc.

McFarlen & Associates I                                 Texas                  99.9% owned by OSI Midwest, Inc.

McFarlen & Associates II                                Texas                  99.9% owned by OSI Midwest, Inc.

McFarlen & Associates III                               Texas                  99.9% owned by OSI Midwest, Inc.

McFarlen & Associates IV                                Texas                  99.9% owned by OSI Midwest, Inc.

Northwest Suburban Worker Rehabilitation                Illinois               662/3% owned by RCI (WRS), Inc.
Services Limited Partnership

Orthomedics - Voner (Rancho)                            California             50% owned by NovaCare Orthotics & Prosthetics
                                                                               Holdings, Inc.

Orthomedics - Voner (Whittier)                          California             50% owned by NovaCare Orthotics &
                                                                               Prosthetics Holdings, Inc.

T.J. Partnership                                        Delaware               75% owned by RehabClinics (PTA), Inc.

West Suburban Worker Rehabilitation                     Illinois               662/3% owned by RCI (WRS), Inc.
Services Limited Partnership

III.     LIMITED LIABILITY CORP.

Name                                        Jurisdiction           Partnership Interest
----                                        ------------           --------------------

TJ Corporation I, L.L.C.                    Delaware               RCI (Illinois), Inc. - 75% interest

WorkCare, L.L.C.                            Delaware               NovaCare, Inc. - 88% interest


IV.  OPTIONS TO PURCHASE

1. RCI (WRS), Inc., a Delaware corporation owns 66 2/3% of Worker Rehabilitation Services, Inc., an Illinois Corporation ("WRS"). WRS is a general and limited partner of Northwest Suburban Worker Rehabilitation Services Limited Partnership, an Illinois limited partnership currently owning a 66 2/3% interest. RCI (WRS), Inc. will acquire the remaining corporate and partnership interests on December 30, 1994 and December 30, 1995 in the amount of 16 2/3% and 16 2/3% each year.

2. RCI (WRS), Inc., a Delaware corporation owns 66 2/3% of Worker Rehabilitation Services, Inc., an Illinois Corporation ("WRS"). WRS is a general and limited partner of West Suburban Worker Rehabilitation Services Limited Partnership, an Illinois limited partnership currently owning a 66 2/3% interest. RCI (WRS), Inc. will acquire the remaining corporate and partnership interests on December 30, 1994 and December 30, 1995 in the amount of 16 2/3% and 16 2/3% each year.

3. RCI (S.P.O.R.T.), Inc., a Delaware corporation owns 60% of Galaxy Service Corporation, an Illinois corporation ("GSC"). GSC owns a 75% participating general partnership interest in Galaxy North Limited Partnership, an Illinois limited partnership (the "Partnership"). GSC will acquire the remaining 40% interest in GSC on December 31, 1994 and December 31, 1995 in the amount of 20% each year and the remaining 10% limited partnership interests in the Partnership December 31, 1994 and December 31, 1995 in amount of 5% per year.

4. RCI (S.P.O.R.T.), Inc., a Delaware corporation owns 60% of Galaxy Service Corporation, an Illinois corporation ("GSC"). GSC owns a 75% participating general partnership interest in Galaxy Worth Limited Partnership, an Illinois limited partnership (the "Partnership"). GSC will acquire the remaining 40% interest in GSC on December 31, 1994 and December 31, 1995 in the amount of 20% each year and the remaining 10% limited partnership interests in the Partnership December 31, 1994 and December 31, 1995 in amount of 5% per year.

5. Orthomedics - Voner (Rancho), a California general partnership. A 50% interest is held NovaCare Orthotics & Prosthetics Holdings, a Delaware wholly owned subsidiary of NovaCare Orthotics & Prosthetics, Inc., a Delaware wholly owned subsidiary of NovaCare, Inc. (Delaware). The remaining 50% is owned by Mr. Voner.

6. Orthomedics - Voner (Whittier), a California general partnership. A 50% interest is held NovaCare Orthotics & Prosthetics Holdings, a Delaware wholly owned subsidiary of NovaCare Orthotics & Prosthetics, Inc., a Delaware wholly owned subsidiary of NovaCare, Inc. (Delaware). The remaining 50% is owned by Mr. Voner.

                                                                       EXHIBIT A


    ADDITIONAL SHAREHOLDER INFORMATION FOR NOVACARE EMPLOYEE SERVICES, INC.

NOVACARE EMPLOYEE SERVICES, INC. STOCK & SHAREHOLDER DATA
# AUTHORIZED:  60,000,000
TREASURY SHARES:  562,500




SHAREHOLDER                                           CERTIFICATE #                  DATE                  # SHARES

Cannon & Associates, Inc.                                  48                        7/1/97                18,200,000
Cannon & Associates, Inc.                                  49                        7/1/97                 1,200,000
Andrew W. Stith                                            46                       4/23/97                     5,000
Bernard Clinton Byrd, Jr.                                   2                       10/8/96                    93,750
Bernard Clinton Byrd, Jr.                                  37                       5/15/97                    22,500
Bernard Clinton Byrd, Jr.                                  47                       2/28/97                    30,000
Deborah M. Skinner                                          6                        2/7/97                    10,319
Edward G. Chiles and Anne H. Chiles                        20                       2/27/97                     9,485
Edward G. Chiles and Anne H. Chiles                        30                       4/21/97                     1,107
First Union National Bank, N.A. as Custodian for the       10                       2/13/97                   125,000
  IRA of Loren J. Hulber
James E. Boyd                                              16                       2/27/97                    13,213
James E. Boyd                                              26                       4/21/97                     1,541
James E. Boyd and Sandra Boyd                              18                       2/27/97                     4,793
James E. Boyd and Sandra Boyd                              28                       4/21/97                       559
John Skinner, III                                           7                        2/7/97                     9,268
James W. McLane                                            43                        5/1/97                    10,000
Lawton Chiles                                              21                       2/27/97                    13,780
Lawton Chiles                                              31                       4/21/97                     1,608
Loren J. Hulber                                            11                       2/17/97                   125,000
Loren J. Hulber                                            12                       2/17/97                   125,000
Malvern and Carolyn Tippett                                 8                        2/7/97                     9,803
Milton S. May and Brenda B. May                            19                       2/27/97                     6,483
Milton S. May and Brenda B. May                            29                       4/21/97                       757
Prostaff Human Resources, Inc.                             39                       5/15/97                    11,000
Quansoo-TPI, L.L.C.                                         4                        2/6/97                   125,000
Rhea G. Chiles                                             22                       2/27/97                    13,780
Rhea G. Chiles                                             32                       4/21/97                     1,608

Suzan F. Boyd                                                14                       2/27/97                    77,105
Suzan F. Boyd                                                35                       4/21/97                     8,995
Terry DeLong                                                  9                        2/7/97                       297
Thomas D. Schubert                                           45                       6/10/97                    10,000
Valerie Boyd                                                 15                       2/27/97                    53,842
Valerie Boyd                                                 36                       4/21/97                     6,281
Valerie Boyd as Trustee of the Wilbur H. Boyd 2-Yr           23                       2/27/97                    28,265
  Grantor Retained Annuity Trust
Valerie Boyd as Trustee of the Wilbur H. Boyd 2-Yr           33                       4/21/97                     3,298
  Grantor Retained Annuity Trust
Valerie Boyd as Trustee of the Fay T. Boyd 5-Yr Grantor      24                       2/27/97                   141,041
  Retained Annuity Trust
Valerie Boyd as Trustee of the Fay T. Boyd 5-Yr Grantor      34                       4/21/97                    16,455
Retained Annuity Trust
William E. Mayville                                           3                       10/8/96                    93,750
William E. Mayville                                          38                       5/15/97                    18,750
Wayne R. Lynn                                                17                       2/27/97                    13,213
Wayne R. Lynn                                                27                       4/21/97                     1,541

                                SCHEDULE 8.02(q)

                        AFFILIATE TRANSACTIONS BETWEEN

              NOVACARE, INC. AND NOVACARE EMPLOYEE SERVICES, INC.

- Trademark Agreement

- Loan Agreement

- Employee Services Agreement

- Management Agreement

- Temporary Staffing Agreement

                              EXHIBIT 8.01(m)(iii)

                             COMPLIANCE CERTIFICATE

                           ____________________, 19__

PNC BANK, NATIONAL ASSOCIATION
  as Agent for the Banks party
  to the Credit Agreement Referred to Below
Fifth Avenue and Wood Street
Pittsburgh, PA  15265

Ladies and Gentlemen:

         I refer to the Credit Agreement dated as of May 27, 1994 (as amended, supplemented or modified from time to time, the "Credit Agreement") among NOVACARE, INC., a Delaware corporation ("NovaCare"), and the other Borrowers and the Guarantors under such Credit Agreement (collectively, the "Loan Parties"), the Banks party thereto and PNC BANK, NATIONAL ASSOCIATION, as Agent for such Banks. Unless otherwise defined herein, terms defined in the Credit Agreement are used herein with the same meanings.(1)

         I, ______________________________, [President/Chief Executive
Officer/Chief Financial Officer] of NovaCare, do hereby certify pursuant to
Section 8.01(m)(iii) of the Credit Agreement on behalf of NovaCare as of the [fiscal quarter/year ended _______________, 19___] the "Report Date"), as follows:

           (1) Minimum Current Ratio. (Section 8.02(k)). The ratio of (i) consolidated current assets of NovaCare and its Subsidiaries to
                (ii) consolidated current liabilities of NovaCare and its Subsidiaries calculated as of the Report Date is __________ to
                1.0 which is not less than the ratio of 1.75 to 1 as set forth in Section 8.02(k).

                [For periods on and after the Spin-Off Consummation, the current assets and the current liabilities of NovaCare Employee Services, Inc. shall be excluded from calculation of such ratio
                - See Schedule A - Item (1)]

           (2) Minimum Net Worth. (Section 8.02(l)). As of the Report Date, the Consolidated Net Worth is $__________ which is not less than the





----------------------------------

(1) For periods from and after the Spin-Off Consummation NovaCare Employee Services, Inc. is excluded as a Subsidiary of NovaCare from all calculations for NovaCare and its consolidated Subsidiaries.

PNC BANK, NATIONAL ASSOCIATION
_____________________, 19_____
Page 2


                Minimum Net Worth Requirement which is $__________. Such amounts are computed as follows:


                (A) Consolidated Net Worth as of the Report Date:

                    Total stockholders' equity of NovaCare and its
                    Subsidiaries                                      $_______

                    [For periods on and after the Spin-Off
                    Consummation, the stockholders' equity of
                    NovaCare Employee Services, Inc.
                    shall be excluded from such calculation
                    - See Schedule A - Item (2)]

                (B) Minimum Net Worth Requirement as of the Report Date:

                    (i)   $489,675,000
                          [To be reset in accordance with the Credit
                          Agreement as of the date of the Spin-Off
                          Consummation]

                    (ii) Seventy-five percent (75%) of Consolidated Net Income of NovaCare (excluding NovaCare Employee Services, Inc.) and its Subsidiaries for each fiscal quarter in which net income was earned (as opposed to a net loss) for each fiscal quarter after June 30, 1997 through (and including) the Report Date computed as follows:

                          (a)     consolidated net income         $_______

                          (b)     Less: increases in net
                                  income resulting from
                                  changes in GAAP after
                                  Closing Date                    $_______

                          (c)     Plus: decreases in net
                                  income resulting from
                                  changes in GAAP after

PNC BANK, NATIONAL ASSOCIATION
_____________________, 19_____
Page 3

                                  Closing Date                    $_______

                          (d)     Subtotal sum of (a), (b)
                                       and (c)                    $_______


                                  (e)  Line (d) times 75%         $_______


                    (iii)  To the extent not included in Item (ii)(e)
                           above, One Hundred Percent (100%) of all
                           federal and state income tax refunds
                           (collectively, the "Tax Refunds") received
                           by NovaCare or any of its Subsidiaries
                           during the period of determination relating
                           to the sales by them of their
                           rehabilitation hospitals during the fiscal
                           year ended June 30, 1995                   $________


                    (iv)   One hundred percent (100%) of all proceeds
                           received by NovaCare in connection with the
                           sale of shares of its capital stock after
                           deducting any expenses associated with
                           such sale (including proceeds from
                           conversion of the Subordinated Debentures)
                           during the period from July 1, 1997 through
                           (and including) the Report Date            $________

                    (v)    The cash purchase price of common
                           stock of NovaCare repurchased by
                           NovaCare during the period of
                           determination (not to exceed
                           an aggregate of $70,000,000 plus
                           the portion of the Tax Refunds used
                           for such repurchases for all periods
                           after July 1, 1995)                        $________

                    (vi)   Sum of (i), (ii), (iii) and (iv)
                           reduced by (v) equals Minimum
                           Net Worth Requirement                      $________



       [As of the Spin-Off Consumation, item (2)(B)(i) shall be restated in accordance with the Credit Agreement. For periods on and after the Spin-

PNC BANK, NATIONAL ASSOCIATION
_____________________, 19_____
Page 4

                Off Consummation, the portion of Consolidated Net Income attributable to NovaCare Employee Services, Inc. shall be excluded from such calculation of Mininum Net Worth
                Requirement in accordance with the Credit Agreement- See
                Schedule A]

           (3) Funded Debt to Capitalization. (Section 8.02(m)). As of the Report Date, the ratio of (i) Consolidated Funded Debt to (ii) Capitalization is __________ to 1.0. which is not more than the ratio of .50 to 1.0 as set forth in Section
                    8.02(m).

                (A) Consolidated Funded Debt, the numerator of the foregoing ratio, is determined as follows:

                    Indebtedness of NovaCare and its Subsidiaries on the Report
                    Date to persons other than NovaCare and its Subsidiaries in respect of, without duplication:

                    (i)    Borrowed money                                       $_______

                    (ii)   Amounts raised under or liabilities in respect of
                           any note purchase or acceptance credit facility      $_______

                    (iii)  Reimbursement obligations under any letter of
                           credit, currency swap agreement, interest rate
                           swap, cap, collar or floor agreement or other
                           interest rate management device                      $_______

                    (iv)   Other transactions (including without limitation
                           forward sale or purchase agreements, capitalized
                           leases and conditional sales agreements) having
                           the commercial effect of a borrowing of money
                           entered into to finance operations or capital
                           requirements (but not including trade payables and
                           accrued expenses incurred in the ordinary course
                           of business which are not represented by a
                           promissory note)                                     $_______

PNC BANK, NATIONAL ASSOCIATION
_____________________, 19_____
Page 5

                     (v)      any guaranty of indebtedness for borrowed money   $_______

                     (vi)     Sum of (i) through (v) equals Consolidated
                              Funded Debt                                       $_______

                (B) Capitalization, the denominator of the foregoing ratio, is determined as follows:


                     (i)      Consolidated Funded Debt (amount from
                              clause (vi) of Paragraph (A) above)               $_______

                     (ii)     Consolidated Net Worth, which is total
                              stockholders' equity of NovaCare
                              and its Subsidiaries as of the Report Date        $_______

                     (iii)    Sum of (i) and (ii) equals Capitalization         $_______

                [For periods on and after the Spin-Off Consummation, the portion of Consolidated Funded Debt and the Capitalization attributable to NovaCare Employee Services, Inc. shall be excluded from calculation of such ratio - See Schedule A - Item 3]

           (4)  Funded Debt to Cash Flow From Operations.  (Section 8.02(n)).
                The ratio of (i) Consolidated Funded Debt on the Report Date to
                (ii) Consolidated Cash Flow from Operations for the four fiscal quarters ending on the Report Date is __________ to 1.0. Such ratio is not more than 3.0 to 1.0 pursuant to Section 8.02(n).


                (A)  Consolidated Funded Debt, the numerator of the foregoing
                     ratio (amount from Paragraph 3(A) above)                   $_______

PNC BANK, NATIONAL ASSOCIATION
_____________________, 19_____
Page 6

                 (B) Consolidated Cash Flow from Operations(2), the denominator of the foregoing ratio, for the four fiscal quarters ending on the Report Date is determined as follows:

                      (i)      Net Income                                                 $_______

                      (ii)     Depreciation                                               $_______

                      (iii)    Amortization                                               $_______

                      (iv)     Other non-cash charges to net income                       $_______

                      (v)      Interest Expense                                           $_______

                      (vi)     Income Tax Expense                                         $_______

                      (vii)    Sum of (i), (ii), (iii), (iv), (v) and (vi)                $_______

                      (viii)   Non-cash credits to net income                             $_______

                      (ix)     Item (vii) reduced by item (viii) equals
                               Consolidated Cash Flow from Operations                     $_______

                [For periods on and after the Spin-Off Consummation, the portion of Funded Debt and Cash Flow from Operations attributable to NovaCare Employee Services, Inc. shall be excluded from calculation of such ratio - See Schedule A - Items 3 and 4]

           (5) Minimum Fixed Charge Coverage Ratio(3). (Section 8.02(o)). The ratio of (i) Consolidated Earnings Available for Fixed Charges of NovaCare and





-----------------------------------

(2) To be adjusted in accordance with the definition of Consolidated Cash Flow from Operations set forth in the Credit Agreement (a) to give effect to Permitted Acquisitions and Permitted Asset Transfers during the four fiscal quarters ending on the Report Date; and (b) to exclude the net income and other items described in Clauses (ii) through (viii) attributable to Restricted Excluded Entities.

(3) To be adjusted in accordance with the definitions of Consolidated Earnings Available for Fixed Charges and Consolidated Fixed Charges set forth in the Credit Agreement (a) to give effect to Permitted Acquisitions which occur during the four fiscal quarters ending on the Report Date; and (b) to exclude the net income and certain items of expense as provided in such definition attributable to Restricted Excluded Entities.

PNC BANK, NATIONAL ASSOCIATION
_____________________, 19_____
Page 7

                its Subsidiaries to (ii) Consolidated Fixed Charges of NovaCare and its Subsidiaries for the four fiscal quarters ending on the Report Date is __________ to 1.0. Such ratio is not less than
                1.4 to 1.0 pursuant to Section 8.02(o)


                (A) Consolidated Earnings Available for Fixed Charges, the
                    numerator of the foregoing ratio is determined as follows:

                    (i)      Net Income                                              $___________

                    (ii)     Interest Expense                                        $___________


                    (iii)    Income Tax Expense                                      $___________

                    (iv)     Depreciation                                            $___________

                    (v)      Amortization                                            $___________

                    (vi)     Other non-cash charges to net income                    $___________

                    (vii)    Expenses under operating leases                         $___________

                    (viii)   Sum of (i), (ii), (iii), (iv), (v) and (vi)             $___________

                    (ix)     Non-cash credits to net income                          $___________

                    (x)      Item (viii) reduced by item (ix) equals
                             Consolidated Earnings Available for Fixed
                             Charges                                                 $___________

                (B) Consolidated Fixed Charges, the denominator of the foregoing ratio is determined as follows:

                    (i)      Interest Expense                                        $___________

                    (ii)     Expenses under operating leases                         $___________

                    (iii)    Income Tax Expense                                      $___________

PNC BANK, NATIONAL ASSOCIATION
_____________________, 19_____
Page 8

                    (iv)     Current maturities of long-term Indebtedness            $___________

                    (v)      Current principal payments under capitalized leases
                             (for the twelve (12) month period following
                             the Report Date)                                        $___________

                    (vi)     The sum of (i) through (v)                              $___________



                [For periods on and after the Spin-Off Consummation, the portion of Consolidated Earnings Available for Fixed Charges and
                Consolidated Fixed Charges attributable to NovaCare Employee
                Services, Inc. shall be excluded from calculation of such ratio
                - See Schedule A - Item 5]


           (6)  Indebtedness Assumed in Permitted Acquisitions; Purchase
                Money Security Interests (Sections 8.02(a)(v) and (vi)).

                (a) Permitted Acquisitions and Purchase Money Security Interests
                    (Section 8.02(a)(v)). The amount of Indebtedness of the Loan
                    Parties described in Section 8.02(a)(v) of the Credit
                    Agreement is $__________ on the Report Date which is less than $20,000,000, the maximum permitted amount. The amount of such Indebtedness is computed as follows:

                    (i)      Purchase Money Security Interests entered into in
                             the ordinary course of business                         $___________

                    (ii)     Permitted Acquisitions (accounted for as a
                             "purchase" under GAAP) - Indebtedness (including extensions and renewals thereof) either (1) assumed by Loan Parties pursuant to acquisitions of the assets of other persons (by purchase, merger or otherwise) in Permitted Acquisitions (accounted for as a "purchase" under GAAP) between the Closing
                             Date and the Report Date or (2) of corporations, partnerships or other entities whose stock, partnership interests or other ownership interests were acquired by Loan Parties (by purchase, merger or otherwise) in Permitted Acquisitions (accounted for as a purchase under

      PNC BANK, NATIONAL ASSOCIATION
_____________________, 19_____
Page 9

                             GAAP) between the Closing Date and the Report Date, which in the case of either (1) or (2) above remains outstanding on the Report Date:

     Loan Party                                    Collateral
     which is                                      securing
     now liable                Date of             the
     on the                    Permitted           Indebtedness          Indebtedness
     Indebtedness              Acquisition         (if any)              Outstanding
     ------------                                  --------              -----------
                                                                         $
     ----------------          ------------        -------------          ---------------
                                                                         $
     ----------------          ------------        -------------          ---------------
                                                                         $
     ----------------          ------------        -------------          ---------------

                               Total                                     $
                                                                          ---------------

                  (iii)  Sum of Lines (i) and (ii) (may not exceed
                         $20,000,000)                                          $
                                                                                =============

               (b) Permitted Acquisitions (accounted for as a "pooling of interests" under GAAP) (Section 8.02(a)(vi)). The amount of Indebtedness of the Loan Parties described in
                         Section 8.02(a)(vi) of the Credit Agreement incurred during the current fiscal year was $__________ which is less than $100,000,000, the maximum amount permitted to be incurred during the current fiscal year. The amount of such Indebtedness is computed as follows:

                         Indebtedness either (1) assumed by acquiring Loan
                         Parties in Permitted Acquisitions (accounted for as a "pooling of interests" under GAAP) during the current fiscal year, or (2) of Pooling Partners and their Subsidiaries whose stock or other ownership interests were acquired in Permitted Acquisitions (accounted for as a "pooling of interests" under GAAP) during the current fiscal year, including in the case of both (1) and (2) any Indebtedness which has been repaid since the date of the pooling as well as Indebtedness which remains outstanding on the date of this certificate.

PNC BANK, NATIONAL ASSOCIATION
_____________________, 19_____
Page 10

    Loan Party which
  assumed Indebtedness                                    Collateral securing
or Pooling Partner whose              Date of               the Indebtedness              Amount of
   stock was acquired                 Pooling                   (if any)                Indebtedness
   ------------------                 -------                   --------                ------------
                                                                                       $
    ----------------                ----------               -------------              -------------
                                                                                       $
    ----------------                ----------               -------------              -------------
                                                                                       $
    ----------------                ----------               -------------              -------------

             Total (may not exceed $100,000,000)                                       $
                                                                                        -------------

             7) Permitted Additional Institutional Indebtedness (Section 8.02(a)(viii) and definition of "Permitted Additional Institutional Indebtedness"). The following is a list of Permitted Additional Institutional Indebtedness outstanding on the Report Date:

                                                                              Documentation governing
                                                                                 has been delivered
                                                             Loan                     to Agent**
                     Lender              Party               Amount                     (yes/no)
                     ------              -----               ------                     --------

                                                         $
                ---------------      ------------         -------------              --------------
                                                         $
                ---------------      ------------         -------------              --------------
                                                         $
                ---------------      ------------         -------------              --------------


  **Documentation governing Indebtedness should be enclosed with the certificate if it has not previously been delivered to Agent

            (8) Permitted Additional Subordinated Indebtedness (Section 8.02(a)(ix) and definition of "Permitted Additional Subordinated Indebtedness"). The following is a list of all Permitted Additional Subordinated Indebtedness outstanding on the Report Date:

PNC BANK, NATIONAL ASSOCIATION
_____________________, 19_____
Page 11

                                                                            Documentation governing
                                                                            debt has been delivered to
                                          Loan                                       Agent **
                        Lender            Party            Amount                    (yes/no)
                        ------            -----            ------                    --------
                                                       $
                    ---------------   ------------      -------------              ------------
                                                       $
                    ---------------   ------------      -------------              ------------
                                                       $
                    ---------------   ------------      -------------              ------------


       **Documentation governing Indebtedness should be enclosed with the certificate if it has not previously been delivered to Agent

       (9) Permitted Acquisitions.(4) (Section 8.02(d)) The Loan Parties made the following Permitted Acquisitions during the quarter ending on the Report Date:


                                              Type of
                                            Transaction
                                           (Purchase or
                       Seller/             Pooling under       Date of
                   Pooling Partner              GAAP)          Closing           Consideration
                   ---------------             ------          -------           -------------
                   --------------          -------------        -------          ------------

                   --------------          -------------        -------          ------------

                   --------------          -------------        -------          ------------



                 The aggregate Consideration with respect to the Permitted Acquisitions made during the quarter ending on the Report Date together with the aggregate Consideration for all other Permitted Acquisitions during the current fiscal year is $_____________, which does not exceed the permitted amount of $150,000,000.

        (10)     Permitted Investment in Excluded Entities; (Sections
                 8.02(f) and (i)). The Loan Parties' Restricted Investments: (a) of the type described in clause (i) of the definition of Permitted Investment in Excluded Entities collectively are $_______; (b) of the type described in clause (ii) of the definition of





----------------------------------

(4) Limitations on Consideration per Permitted Acquisition and in the aggregate for all Permitted Acquisitions in each fiscal year not to exceed amounts set forth in Section 8.02(d)

PNC BANK, NATIONAL ASSOCIATION
_____________________, 19_____
Page 12

                 Permitted Investment in Excluded Entities collectively are $_______; and (c) of the type described in clause (iii) of the definition of Permitted Investment in Excluded Entities collectively are $________. In the aggregate, the Permitted Investment in Excluded Entities described in the preceding clauses (a), (b), and (c) is $________ which is less than the permitted amount of $50,000,000. The foregoing is computed below. The table below lists as of the Report Date each Subsidiary and Minority Subsidiary which is not a Borrower or Guarantor (whether or not the Loan Parties have made a Restricted Investment therein), each Unaffiliated Managed Company in which the Loan Parties have made a Restricted Investment and each other entity in which the Loan Parties have made a Permitted Investment in Excluded Entities.

                                                                               (iv)
                          (i)                                                  Other                Total
                     Investments(5)                       (iii)             obligations           Restricted
                         in or            (ii)          Guaranties           to or for           Investments
                     contributions      Loans to       on behalf of         the benefit            (Sum of
       Excluded       to Excluded       Excluded         Excluded           of Excluded          columns (i)
        Entity           Entity          Entity           Entity              Entity              thru (iv))
        ------           ------          ------           ------              ------              ----------
                                                                                                 $
       --------        ---------        ---------      ------------         ---=--------         -----------
                                                                                                 $
       --------        ---------        ---------      ------------         ------------         -----------


                              Total (must be less than $50,000,000)                              $
                                                                                                 -----------





----------------------------------

(5) Indicate if nature of Restricted Investment is tangible property. Restricted Investment in certain Excluded Entities is limited to the per entity amount and certain aggregate sublimits specified in the definition of Permitted Investment in Excluded Entities.

PNC BANK, NATIONAL ASSOCIATION
_____________________, 19_____
Page 13

                 (12) Events of Default or Potential Default. No event has occurred and is continuing which constitutes an Event of Default or Potential Default.

                 (13) Representations and Warranties. The representations and warranties contained in Article VI of the Credit Agreement are true on and as of the date hereof with the same effect as though such representations and warranties had been made on and as of the date hereof (except representations and warranties which expressly relate solely to an earlier date or time, which representations and warranties shall have been true and correct on and as of the specific dates or times referred to therein) and the Loan Parties have performed and complied with all covenants and conditions hereof.

                 IN WITNESS WHEREOF, the undersigned has executed this Certificate this _____ day of _____________, 19_____.


                                   By:
                                      ------------------------------------------
                                   Name:
                                        ----------------------------------------
                                   Title:
                                         ---------------------------------------

                                   SCHEDULE A
                           to Compliance Certificate
                ADJUSTMENTS FOR NOVACARE EMPLOYEE SERVICES, INC.
                         ________________________, 19__

(1)      Minimum Current Ratio.  (Section 8.02(k)).

         (i) current assets of NovaCare Employee Services,
             Inc. (the "NovaCare Employee Services, Inc.")
             as of the Report Date is                                        $_______________

         (ii) current liabilities of NovaCare Employee Services, Inc.
              as of the Report Date is                                       $_______________

(2)      Minimum Net Worth.  (Section 8.02(l)).

         (A)   As of the Report Date, the Stockholders' equity of
               NovaCare Employee Services, Inc. is                           $________________

         (B)   As of the Report Date, the Net Income attributable to
               NovaCare Employee Services, Inc. (excluding from such net
               income any increases or decreases in income or expenses
               resulting from changes in GAAP on or after the
               Closing Date is                                               $_______________

(3)      Funded Debt to Capitalization.  (Section 8.02(m)).

                    (A)             Funded Debt, of NovaCare Employee Services, Inc. is determined as follows:

                            Indebtedness of NovaCare Employee Services, Inc. on the Report Date to persons other than NovaCare and its Subsidiaries in respect of, without duplication:

                            (i)      Borrowed money                                                 $_______


                            (ii)     Amounts raised under or liabilities in respect of any
                                     note purchase or acceptance credit facility                    $_______

                            (iii)    Reimbursement obligations under any letter of credit,
                                     currency swap agreement, interest rate swap, cap, collar
                                     or floor agreement or other interest rate management device    $_______

                            (iv)     Other transactions (including without limitation forward
                                     sale or purchase

PNC BANK, NATIONAL ASSOCIATION
_____________________, 19_____
Page 15


                                agreements, capitalized leases and
                                conditional sales agreements) having the commercial effect of a borrowing of money entered into to finance operations or capital requirements (but not including trade payables and accrued expenses incurred in the ordinary course of business which are not represented by a promissory note) $_______

                       (v)      any guaranty of indebtedness for borrowed money            $__________


                       (vi)     Sum of (i) through (v) equals Funded Debt of NovaCare
                                Employee Services, Inc.                                    $__________


               (B) Capitalization, of NovaCare Employee Services, Inc., is determined as follows:

                       (i)      Funded Debt attributable to NovaCare
                                Employee Services, Inc.                                    $__________


                       (ii)     Total stockholders' equity of NovaCare
                                Employee Services, Inc. as of the Report Date              $__________


                       (iii)    Sum of (i) and (ii) equals Capitalization
                                attributable to NovaCare Employee Services, Inc.           $__________

(4)  Cash Flow From Operations.

                (A)    Cash Flow from Operations, attributable to NovaCare Employee Services, Inc. for the four fiscal quarters ending on the Report Date is determined as follows:

                       (i)      Net Income                                                 $__________


                       (ii)     Depreciation                                               $__________


                       (iii)    Amortization                                               $__________

PNC BANK, NATIONAL ASSOCIATION
_____________________, 19_____
Page 16


                           (iv)     Other non-cash charges to net income                       $___________

                           (v)      Interest Expense                                           $___________

                           (vi)     Income Tax Expense                                         $___________

                           (vii)    Sum of (i), (ii), (iii), (iv), (v) and (vi)                $___________

                           (viii)   Non-cash credits to net income                             $___________

                           (ix)     Item (vii) reduced by item (viii) equals Cash Flow from
                                    Operations for NovaCare Employee Services, Inc.            $___________

(5)      Minimum Fixed Charge Coverage Ratio.  (Section 8.02(o)).

                   (A)     Earnings Available for Fixed Charges attributable to NovaCare Employee Services, Inc. is determined as follows:

                           (i)      Net Income                                                 $___________

                           (ii)     Interest Expense                                           $___________

                           (iii)    Income Tax Expense                                         $___________

                           (iv)     Depreciation                                               $___________

                           (v)      Amortization                                               $___________

                           (vi)     Other non-cash charges to net income                       $___________

                           (vii)    Expenses under operating leases                            $___________

                           (viii)   Sum of (i), (ii), (iii), (iv), (v) and (vi)                $___________

                           (ix)     Non-cash credits to net income                             $___________

                           (x)      Item (viii) reduced by item (ix) equals
                                     Earnings Available for Fixed
                                    Charges attributable to NovaCare Employee Services, Inc.   $___________

PNC BANK, NATIONAL ASSOCIATION
_____________________, 19_____
Page 17

                    (B)     Fixed Charges attributable to NovaCare Employee Services, Inc. is determined as follows:

                            (i)      Interest Expense                                        $___________

                            (ii)     Expenses under operating leases                         $___________

                            (iii)    Income Tax Expense                                      $___________

                            (iv)     Current maturities of long-term Indebtedness            $___________

                            (v)      Current principal payments under capitalized leases
                                     (for the twelve (12) month period following
                                     the Report Date)                                        $___________

                            (vi)     The sum of (i) through (v)                              $___________