Form 10-Q
period 1997-12-31
NOVACARE INC
filed 1998-02-13
CIK 802843

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997


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

                             Yes [X]       No [ ]


As of January 31, 1998, NovaCare, Inc. had 61,300,510 shares of common stock, $.01 par value, outstanding.

                         NOVACARE, INC. AND SUBSIDIARIES

                   FORM 10-Q - QUARTER ENDED DECEMBER 31, 1997


                                      INDEX


Part No.   Item No.            Description                          Page No.

   I                   FINANCIAL INFORMATION

               1       Financial Statements
                       - Condensed Consolidated Balance Sheets
                         as of December 31, 1997 and
                         June 30, 1997                                   1

                       - Condensed Consolidated Statements of
                         Operations for the Three Months Ended
                         December 31, 1997 and 1996                      2

                       - Condensed Consolidated Statements of
                         Operations for the Six Months Ended
                         December 31, 1997 and 1996                      3

                       - Condensed Consolidated Statements of
                         Cash Flows for the Six Months Ended
                         December 31, 1997 and 1996                      4

                       - Notes to Condensed Consolidated
                         Financial Statements                           5-9

               2       Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                      10-16

  II                   OTHER INFORMATION

               6       Exhibits and Reports on Form 8-K                 17

Signatures                                                              18





                         NOVACARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1997 and June 30, 1997
                      (In thousands, except per share data)

                                                     December 31,    June 30,
                                                        1997           1997
                                                     ------------ ------------
ASSETS                                               (Unaudited)  (See Note 1)
Current assets:
  Cash and cash equivalents ......................   $    38,380   $    22,716
  Accounts receivable, net of allowances at
   December 31, 1997 and at June 30, 1997
   of $43,400 and $33,263, respectively...........       314,135       256,477
  Deferred income taxes ..........................        24,041        13,939
  Other current assets ...........................        48,028        36,763
                                                     -----------   -----------
     Total current assets ........................       424,584       329,895
Property and equipment, net ......................        75,518        69,740
Excess cost of net assets acquired, net ..........       659,547       568,027
Investments in joint ventures ....................        12,982        12,719
Other assets, net ................................        38,098        33,923
                                                     -----------   -----------
                                                     $ 1,210,729   $ 1,014,304
                                                     ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of financing arrangements ......   $    27,414   $    15,978
  Accounts payable and accrued expenses ..........       173,681       135,272
  Income taxes payable ...........................        10,795         5,069
                                                     -----------   -----------
     Total current liabilities ...................       211,890       156,319
  Financing arrangements, net of current portion..       405,946       326,700
  Deferred income taxes ..........................        30,411        14,779
  Other ..........................................         4,688         4,851
                                                     -----------   -----------
     Total liabilities ...........................       652,935       502,649
                                                     -----------   -----------
Minority interest in consolidated subsidiaries ...        16,161         3,649
Commitments and contingencies ....................          --            --

Shareholders' equity:
  Common stock, $.01 par value; authorized
   200,000 shares; issued 66,825 shares at
   December 31, 1997 and issued 66,630 shares
   at June 30, 1997...............................           668           666
  Additional paid-in capital .....................       262,282       259,915
  Retained earnings ..............................       323,136       292,340
                                                     -----------   -----------
                                                         586,086       552,921


   Less: Common stock in treasury (at cost), 5,552
    shares at December 31, 1997 and 5,590 shares
    at June 30, 1997...............................      (44,453)      (44,915)
                                                     -----------   -----------
     Total shareholders' equity ..................       541,633       508,006
                                                     -----------   -----------
                                                     $ 1,210,729   $ 1,014,304
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



                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      For The Three Months Ended
                                                              December 31,
                                                      --------------------------
                                                         1997            1996
                                                       ---------       ---------

Net revenues ........................................   $ 398,818     $ 235,012
Cost of services.....................................     312,485       174,101
                                                        ---------     ---------

   Gross profit .....................................      86,333        60,911

Selling, general and administrative expenses ........      49,566        33,982
Provision for uncollectible accounts ................       4,837         5,207
Amortization of excess cost of net assets acquired...       4,799         2,927
Provision for restructure ...........................      23,500          --
                                                        ---------     ---------

   Income from operations ...........................       3,631        18,795

Gain from issuance of subsidiary stock ..............      38,128          --
Investment income ...................................         305           286
Interest expense ....................................      (6,695)       (3,280)
Minority interest ...................................        (345)          (48)
                                                        ---------     ---------

   Income before income taxes .......................      35,024        15,753

Income taxes ........................................      14,452         6,537
                                                        ---------     ---------

   Net income .......................................   $  20,572     $   9,216
                                                        =========     =========
   Net income per share - basic .....................   $     .34     $     .15
                                                        =========     =========
   Net income per share - assuming dilution .........   $     .33     $     .15
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



                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      For the Six Months Ended
                                                             December 31,
                                                     ---------------------------
                                                          1997           1996
                                                     ----------     ------------

Net revenues .....................................   $ 755,516      $   444,442
Cost of services..................................     590,786          327,752
                                                     ---------      -----------

   Gross profit ..................................     164,730          116,690

Selling, general and administrative expenses .....      95,038           66,790
Provision for uncollectible accounts .............       9,948           10,466
Amortization of excess cost of net assets acquired       9,265            5,621
Provision for restructure ........................      23,500             --
                                                     ---------      -----------

   Income from operations ........................      26,979           33,813

Gain from issuance of subsidiary stock ...........      38,128             --
Investment income ................................         446            1,376
Interest expense .................................     (12,489)          (6,448)
Minority interest ................................        (420)             (92)
                                                     ---------      -----------

   Income before income taxes ....................      52,644           28,649

Income taxes .....................................      21,848           11,889
                                                     ---------      -----------

   Net income ....................................   $  30,796      $    16,760
                                                     =========      ===========
   Net income per share - basic ..................   $     .50      $       .27
                                                     =========      ===========
   Net income per share - assuming dilution ......   $     .49      $       .27
                                                     =========      ===========


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.



                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       For the Six Months Ended
                                                              December 31,
                                                      --------------------------
                                                          1997           1996
                                                      ------------  ------------
Cash flows from operating activities:
Net income .......................................    $   30,796     $   16,760

Adjustments to reconcile net income to net cash flows
provided by operating activities:
   Provision for restructure .....................        23,500           --
   Gain from issuance of subsidiary stock ........       (38,128)          --
   Depreciation and amortization .................        23,932         17,279
   Minority interest .............................           420             92
   Provision for uncollectible accounts ..........         9,948         10,466
   Deferred income taxes .........................         5,879          1,100
   Changes in assets and liabilities, net of
    effects from acquisitions:
      Accounts and notes receivable ..............       (44,449)       (28,861)
      Other current assets .......................        (7,347)           828
      Accounts payable and accrued expenses ......        13,863         11,306
      Income taxes payable .......................         5,367            540
      Other, net .................................          (132)          (903)
                                                      ----------     ----------

      Net cash flows provided by operating
        activities................................        23,649         28,607
                                                      ----------     ----------

Cash flows from investing activities:
Payments for businesses acquired, net of
  cash acquired...................................       (91,090)       (74,949)
Net additions to property and equipment ..........       (13,612)        (9,647)
Other, net .......................................        (3,089)        (1,318)
                                                      ----------     ----------

      Net cash flows (used in) investing activities     (107,791)       (85,914)
                                                      ----------     ----------

Cash flows from financing activities:
Proceeds from financing arrangements .............       219,033         12,000
Payment of financing arrangements ................      (166,906)        (8,973)
Proceeds from the issuance of subsidiary stock ...        45,941           --
Proceeds from common stock issued ................         1,738          1,847
Payment for purchase of treasury stock ...........          --          (23,251)
                                                      ----------     ----------

      Net cash flows provided by (used in)
       financing activities.......................        99,806        (18,377)
                                                      ----------     ----------

Net increase (decrease) in cash and cash
  equivalents.....................................        15,664        (75,684)
Cash and cash equivalents, beginning of period ...        22,716         95,724
                                                      ----------     ----------
Cash and cash equivalents, end of period .........    $   38,380     $   20,040
                                                      ==========     ==========

Supplemental disclosures of cash flow information:
     Interest paid ...............................    $    6,067     $    5,760
                                                      ==========     ==========
     Income taxes paid ...........................    $   10,199     $   14,080
                                                      ==========     ==========



           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
                      (In thousands, except per share data)
                                   (Unaudited)
1. Basis of Presentation

      The accompanying condensed consolidated financial statements of NovaCare, Inc. (the "Company") are unaudited. The balance sheet as of June 30, 1997 is condensed from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended June 30, 1997. Certain information and footnote disclosures normally in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal recurring adjustments) necessary to present a fair statement of the results for such interim periods. Certain amounts in the fiscal 1996 condensed consolidated financial statements have been reclassified to conform with fiscal 1997 presentation.

      Operating results for the three and six-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

2. Provision for Restructure

     In the second quarter of fiscal 1998, the Company recorded a provision for restructure based on an evaluation of changes in the Medicare reimbursement system recently mandated by the Balanced Budget Act. In response to these changes, the Company will convert its long-term care contract rehabilitation model from one characterized by a high concentration of one-on-one therapy, with licensed professionals treating individual patients, to a model which:
   (i) relies more heavily on well-trained therapy assistants and aides closely supervised by licensed professionals, and (ii) employs simultaneous therapy, wherein licensed professionals, along with well-trained therapy assistants and aides, treat multiple patients on a group basis.

      The provision of $23,500 ($13,865, net of tax) reflects principally employee severance costs, which represent the accumulation of termination benefits set forth in the Company's severance policy, related to changes in workforce composition dictated by the revised operating model.

3. Gain from Issuance of Subsidiary Stock

      In the second quarter of fiscal 1998, a subsidiary of the Company, NovaCare Employee Services, Inc. ("NCES"), completed an initial public offering, converted its mandatory redeemable common stock, and issued common stock to former owners of an acquired company. As a result of these common stock transactions, the Company's percentage ownership of NCES decreased to 71.5% from 98.7% at June 30, 1997. The initial public offering included 5,750 shares of NCES common stock issued at $9.00 per share. Proceeds received by NCES, net of underwriting and issuance costs, were $45,941. Mandatory redeemable common stock was converted into 813 common shares, valued at $4.82 per share. The issuance of common stock to former owners included 723 shares valued at $8.29 per share.

      The Company recorded a gain of $38,128 ($22,495, net of tax) for the difference between the Company's historical cost of its investment in NCES and its portion of NCES equity at December 31, 1997. The Company will continue to record NCES investment adjustments through its statement of operations as NCES's equity changes as a result of capital transactions.

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1997
                      (In thousands, except per share data)
                                   (Unaudited)


4. Net Income Per Share

      Statement of Financial Accounting Standards No. 128, "Earnings Per Share," became effective for periods ending after December 15, 1997. This statement revised the calculation of earnings per share from the "primary" and "fully diluted" methods previously employed, to the "basic" and "assuming dilution" methods. The Company had not previously presented fully diluted earnings per share because the result was not materially different than the primary calculation. Under the new statement, basic earnings per share represents earnings divided by the weighted average number of shares outstanding during the period. Earnings per share-assuming dilution represents the basic weighted average shares outstanding adjusted for the effects of stock options and contingently issuable shares under certain acquisition agreements. The calculation of the Company's earnings per share assuming dilution closely resembles that used in prior calculations of primary earnings per share.

      In accordance with this statement, the Company has replaced its disclosure of primary net income per share with net income per share-basic and net income per share-assuming dilution.

      The following table sets forth the computation and reconciliation of net income per share-basic and net income per share-assuming dilution:

                                     For the Three Months    For the Six Months
                                      Ended December 31,     Ended December 31,
                                    ----------------------  --------------------
                                      1997        1996        1997        1996
                                    ----------  ----------  ----------  --------

    Net income...................    $20,572     $ 9,216     $30,796     $16,760
                                    ==========  ==========  ==========  ========

    Weighted average shares
       outstanding:

      Weighted average shares
       outstanding - basic.......     61,260      60,644      61,186      61,293

      Stock options..............      1,986         958       2,083         851
      Contingently issuable shares
       - assuming dilution.......         42         279          42         279
                                    ----------  ----------  ----------  --------

      Weighted average shares
       outstanding - assuming
       dilution..................     63,288      61,881      63,311      62,423
                                    ==========  ==========  ==========  ========

      Net income per share -
       basic.....................   $    .34     $   .15    $    .50     $   .27
                                    ==========  ==========  ==========  ========
      Net income per share -
       assuming dilution.........   $    .33     $   .15    $    .49     $   .27
                                    ==========  ==========  ==========  ========

      The Company did not include convertible subordinated debentures, equivalent to 6,567 shares of common stock, or options to purchase 302 and 361 shares of common stock for the three and six months ended December 31, 1997, respectively, because their effects are antidilutive. There were no transactions that occurred subsequent to December 31, 1997 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1997
                      (In thousands, except per share data)
                                   (Unaudited)


5. Acquisitions

      During the six months ended December 31, 1997 and 1996, the Company acquired 43 and 21 outpatient businesses, respectively. Also, in each of the six month periods ended December 31, 1997 and 1996, the Company acquired one occupational health business and one employee services business. All acquisitions were accounted for as purchases and, accordingly, the aggregate purchase price was allocated to assets and liabilities based on their fair values at the date of acquisition.

      The following unaudited pro forma consolidated results of operations of the Company give effect to each of the acquisitions as if they occurred on July 1, 1996:

                                                    For the Six Months Ended
                                                          December 31,
                                                   ---------------------------
                                                      1997           1996
                                                   ------------   ------------
       Net revenues............................    $ 845,578       $712,297
       Net income..............................       31,179         17,335
       Net income per share - basic............          .51            .28
       Net income per share - assuming
         dilution..............................    $     .49      $     .28

      The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of July 1, 1996, or the results that may occur in the future.

      Information with respect to businesses acquired in purchase transactions for the six months ended December 31, 1997 was as follows:

       Cash paid (net of cash acquired).........   $  69,879
       Notes issued.............................      40,716
       Other consideration......................      16,720
                                                   ------------
                                                     127,315
       Fair value of assets acquired, principally
          accounts receivable and property and
          equipment.............................      20,448
                                                   ------------
       Cost in excess of fair value of net
          assets acquired........................  $ 106,867
                                                   ============

      The results of operations of businesses acquired have been included in the consolidated results of the Company from the effective date of each acquisition.

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1997
                      (In thousands, except per share data)
                                   (Unaudited)

6. Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses are summarized as follows:

                                                   December 31,     June 30,
                                                      1997            1997
                                                   ------------   ------------
       Accounts payable........................    $  12,173       $ 13,647
       Accrued compensation and benefits.......       86,549         65,564
       Accrued restructure costs...............      26,910           5,286
       Deferred and contingent purchase price
       obligations.............................       14,014         25,624
       Accrued workers' compensation and health
       claims..................................       11,060          8,471
       Accrued interest........................        6,933          1,002
       Other...................................       16,042         15,678
                                                   ------------   ------------
                                                   $ 173,681      $ 135,272
                                                   ============   ============

      As of December 31, 1997, accrued restructure costs consists of $23,500 related to a change in the Company's long-term care contract rehabilitation service delivery model and $3,410 related to cost improvement programs implemented in prior years.

7. Financing Arrangements

      Financing arrangements consisted of the following:

                                                        December 31,    June 30,
                                                          1997           1997
                                                       ------------  -----------
       Convertible subordinated debentures (5.5%),
          due January 2000..........................   $ 175,000      $ 175,000
       $275,000 revolving credit facility
          (EuroDollar rate plus 0.5% to 1.125%),
          due November 28, 1999.....................     167,500        109,600
       Subordinated promissory notes (5% to 10%),
          through 2007..............................      83,314         56,859
       $25,000 revolving credit facility (Prime
          rate plus 0.125% to 1.125%), due
          November 17, 2000.........................       4,000             --
       Other........................................       3,546          1,219
                                                       ------------   ----------
                                                         433,360        342,678
       Less:  current portion.......................      27,414         15,978
                                                       ------------   ----------
                                                       $ 405,946      $ 326,700
                                                       ============   ==========

      The Company established a revolving credit facility with a syndicate of lenders in fiscal 1996, which is collateralized by substantially all of the Company's subsidiaries' common stock. On September 30, 1997, the credit agreement was amended to increase the available line of credit from $190,000 to $275,000. As of December 31, 1997, $102,137 of the line of credit was available after reduction for letters of credit totaling $5,363 and borrowings.

      In November 1997, NCES entered into a $25.0 million three-year revolving credit facility with a syndicate of lenders. The credit facility provides for interest to be charged at a variable rate, depending on certain financial ratios, equal to: (i) the EuroDollar rate plus a range of 1.375% to 2.50% or
   (ii) the lead lender's prime rate plus a range of .125% to 1.25%. Loans made under the credit facility are collaterized by a pledge of all of: (i) NCES's subsidiaries' common stock, (ii) the assets of NCES and its subsidiaries, and
   (iii) the Company's interest in the common stock of NCES. The unused portion of the line of credit at December 31, 1997 was $21,000.

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1997
                      (In thousands, except per share data)
                                   (Unaudited)

8. Minority Interest

      Minority interest resulted from investments in the following entities:

                                                        December 31,   June 30,
                                                           1997          1997
                                                       ------------   ----------
       NovaCare Employee Services, Inc..............   $  15,790      $   3,334
       All other entities...........................         371            315
                                                       ------------   ----------
                                                       $  16,161      $   3,649
                                                       ============   ==========

      In the second quarter of fiscal 1997, NCES issued 5,750 shares of its common stock to third parties through an initial public offering, 813 shares through the conversion of mandatory redeemable stock and 723 shares in connection with an acquisition. As a result of these issuances, the Company's ownership percentage in NCES decreased from approximately 98.7% at June 30, 1997 to 71.5% at December 31, 1997.

      The Company recognized a gain on its investment in NCES's equity (Note 3) and a minority interest liability for the portion of NCES's equity owned by outside investors. The Company also recognized a minority interest liability for the portion of NCES's net income attributable to those investors.

9. Commitments and Contingencies

      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

      Certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at December 31, 1997 of approximately $45,510 in cash and 73 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. For the six months ended December 31, 1997 and 1996, the Company paid $5,486 and $11,392 in cash, respectively, and issued 54 and 129 shares, respectively, of common stock in connection with businesses acquired in prior years.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

   Overview

      In the second quarter of fiscal 1998, the Company experienced significant growth through strategic acquisitions and internal growth in its existing businesses. During the six months ended December 31, 1997 and 1996, the Company purchased 43 and 21 outpatient businesses, respectively. Also, in each of the six month periods ended December 31, 1997 and 1996, the Company acquired one occupational health business and one employee services business.

      Beginning in the second quarter of fiscal 1997, the Company has operated in two service industries, rehabilitation services and employee services. Rehabilitation services include: (i) providing rehabilitation therapy and rehabilitation program consulting and management services on a contract basis to health care institutions, primarily long-term care facilities, and (ii) providing outpatient, orthotic and prosthetic and occupational health rehabilitation services through a national network of patient care centers. Employee services are generally provided to small and medium-sized businesses and are comprehensive, fully integrated outsourcing solutions to human resource management, including payroll management, workers' compensation, risk management, benefits administration, unemployment services and human resource consulting services. Effective January 24, 1997, employee services were provided to the rehabilitation services segment of the Company.

      The following are the results of operations for the three and six month periods ended December 31, 1997 and 1996. Other operating expenses includes selling, general and administrative expenses, provision for uncollectible accounts and amortization of excess cost of net assets acquired.

                                For The Three Months        For The Six Months
                                        Ended                      Ended
                                    December 31,               December 31,
                               ------------------------   ----------------------
    (Table in thousands)          1997         1996          1997         1996
                               -----------   ----------   ---------  -----------

    Net revenues
      Rehabilitation
      services.............    $290,185      $224,118     $560,292     $433,548
      Employee services....     302,751        10,894      569,508       10,894
      Elimination..........    (194,118)           --     (374,284)          --
                              -----------   ----------   ---------  -----------

        Total net revenues.     398,818       235,012      755,516      444,442
                              -----------   ----------   ---------  -----------

   Gross profit
      Rehabilitation
      services.............      81,595        60,069      155,632      115,848
      Employee services....       9,412           842       17,740          842
      Elimination..........      (4,674)           --       (8,642)          --
                              -----------   ----------   ---------  -----------

        Total gross profit.      86,333        60,911      164,730      116,690

   Other operating
     expenses..............      59,202        42,116      114,251       82,877
   Provision for
   restructure.............      23,500            --       23,500           --
                              -----------   ----------   ---------  -----------

        Income from
         operations.........      3,631        18,795       26,979       33,813

   Gain from issuance of
      subsidiary stock.....      38,128            --       38,128           --
   Interest expense, net...      (6,390)       (2,994)     (12,043)      (5,072)
   Minority interest
   expense.................        (345)          (48)        (420)         (92)
                              -----------   ----------   ---------  -----------
        Income before
         income tax........   $  35,024      $ 15,753    $  52,644     $ 28,649
                              ===========   ==========   =========  ===========

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

   Results of Operations for the Three Months Ended December 31, 1997

      Net revenues for the three months ended December 31, 1997 increased from the prior year by $163.8 million, or 69.7%, to $398.8 million and gross profit increased $25.4 million, or 41.7%, to $86.3 million, primarily as a result of acquisitions and internal growth.

      Other operating expenses increased $17.1 million from $42.1 million for the three months ended December 31, 1996 to $59.2 million for the three months ended December 31, 1997. The increased costs are associated primarily with businesses acquired in fiscal 1997 and the first quarter of fiscal 1998, as well as additional selling, general and administrative costs incurred in the expansion of the Company's employee services business. As a percentage of net revenues, other operating expenses decreased from 17.9% to 14.8% for the same periods, respectively, due to an increase in employee services revenue where operating expenses as a percentage of net revenues is typically lower than rehabilitation services.

      Depreciation expense increased to $7.7 million for the three months ended December 31, 1997 from $5.7 million for the three months ended December 31, 1996 primarily due to the full year effect of assets acquired in fiscal 1997 and ongoing capital investments. Amortization expense increased $1.9 million to $4.8 million from $2.9 million for the same periods, respectively, as a result of businesses acquired subsequent to December 31, 1996.

      In the second quarter of fiscal 1998, the Company recorded a provision for restructure based on an evaluation of changes in the Medicare reimbursement system recently mandated by the Balanced Budget Act. In response to these changes, the Company will convert its long-term care contract rehabilitation model from one characterized by a high concentration of one-on-one therapy, with licensed professionals treating individual patients, to a model which:
   (i) relies more heavily on well-trained therapy assistants and aides closely supervised by licensed professionals, and (ii) employs simultaneous therapy, wherein licensed professionals, along with well-trained therapy assistants and aides, treat multiple patients on a group basis.

      The provision of $23.5 million ($13.9 million, net of tax) reflects principally employee severance costs, which represent the accumulation of termination benefits set forth in the Company's severance policy, related to changes in workforce composition dictated by the revised operating model.


      Also in the second quarter of fiscal 1998, a subsidiary of the Company, NovaCare Employee Services, Inc. ("NCES"), completed an initial public offering, converted its mandatory redeemable common stock, and issued common stock to former owners of an acquired company. As a result of these common stock transactions, the Company's percentage ownership of NCES decreased to 71.5% from 98.7% at June 30, 1997. The initial public offering included 5.8 million shares of NCES common stock issued at $9.00 per share. Proceeds received by NCES, net of underwriting and issuance costs, were $45.9 million. Mandatory redeemable common stock was converted into 813 common shares, valued at $4.82 per share. The issuance of common stock to former owners included 723 shares valued at $8.29 per share.

      The Company recorded a gain of $38.1 million ($22.5 million, net of tax) for the difference between the Company's historical cost of its investment in NCES and its portion of NCES equity at December 31, 1997. The Company will continue to record NCES investment adjustments through its statement of operations as NCES's equity changes as a result of capital transactions.

      Interest expense, net of investment income, increased $3.4 million compared with the prior period principally as a result of increased borrowings in fiscal 1998 compared with fiscal 1997 as discussed under "Liquidity and Capital Resources."

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)



   Results of Operations for the Three Months Ended December 31, 1997
(Continued)

      Income tax expense as a percentage of pretax income decreased to 41.3% for the three months ended December 31, 1997 from 41.5% for the three months ended December 31, 1996. The decrease in the income tax rate resulted principally from lower effective state income tax rates.

      Operating Results by Business

      Rehabilitation Services

      Net revenues for the three months ended December 31, 1997 increased from the prior year by $66.1 million, or 29.5%. Gross profit for the second quarter of fiscal 1998 increased from the prior year by $21.5 million, or 35.8%. Gross profit as a percentage of net revenues increased to 28.1% for the three months ended December 31, 1997 from 26.8% for the three months ended December 31, 1996.

      The $66.1 million increase in net revenues resulted principally from: (i) net revenues from businesses acquired, (ii) an increase in contract rehabilitation net revenues resulting principally from new contract sales and price increases, and (iii) an increase in outpatient net revenues attributable to internal growth.

      The $21.5 million increase in gross profit was primarily due to: (i) acquisitions in fiscal 1997 and fiscal 1998, (ii) contract sales, price increases and lower labor costs in contract rehabilitation, and (iii) an increase in productivity in outpatient rehabilitation; partially offset by an increase in clinical management costs associated with growth in operations. The increase of 1.3% in gross profit margin resulted principally from: (i) an increase in contract pricing, (ii) decreased labor costs in contract rehabilitation, and (iii) productivity improvements and cost reduction programs in outpatient rehabilitation.

      Employee Services

      The Company's employee services segment provides human resource management services to third party clients and the Company's rehabilitation services segment. Intercompany activity is eliminated in consolidation.

      Revenues for the three months ended December 31, 1997 were $302.8 million representing an increase of $291.9 million from the prior year. Gross profit for the second quarter of fiscal 1998 increased to $9.4 million from $0.8 million for the second quarter of fiscal 1997.

      The increases in both revenue and gross profit were attributable to: (i) the acquisition of three employee services businesses in the third quarter of fiscal 1997, (ii) the acquisition of one employee services business in the second quarter of fiscal 1998, (iii) services provided to the Company's rehabilitation business, and (iv) internal growth. The acquisitions and growth in operations increased the weighted average number of worksite employees to 40,661 at December 31, 1997 from 1,757 at December 31, 1996.

   Results of Operations for the Six Months Ended December 31, 1997

      Net revenues for the six months ended December 31, 1997 increased from the prior year by $311.1 million, or 70.0%, to $755.5 million and gross profit increased $48.0 million, or 41.2%, to $164.7 million, primarily as a result of acquisitions and internal growth.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


   Results of Operations for the Six Months Ended December 31, 1997 (Continued)

      Other operating expenses increased $31.4 million from $82.9 million for the six months ended December 31, 1996 to $114.3 million for the six months ended December 31, 1997. The increased costs are associated primarily with businesses acquired in fiscal 1997 and fiscal 1998, as well as additional selling, general and administrative costs incurred in the expansion of the Company's employee services business. As a percentage of net revenues, other operating expenses decreased from 18.7% to 15.1% for the same periods, respectively, due to an increase in employee services revenue where operating expenses as a percentage of net revenues is typically lower than rehabilitation services.

      Depreciation expense increased to $14.7 million for the six months ended December 31, 1997 from $11.7 million for the six months ended December 31, 1996 primarily due to the full year effect of assets acquired in fiscal 1997 and ongoing capital investments. Amortization expense increased $3.7 million to $9.3 million from $5.6 million for the same periods, respectively, as a result of businesses acquired subsequent to December 31, 1996.

      In the second quarter of fiscal 1998, the Company recorded a provision for restructure based on an evaluation of changes in the Medicare reimbursement system recently mandated by the Balanced Budget Act. In response to these changes, the Company will convert its long-term care contract rehabilitation model from one characterized by a high concentration of one-on-one therapy, with licensed professionals treating individual patients, to a model which:
   (i) relies more heavily on well-trained therapy assistants and aides closely supervised by licensed professionals, and (ii) employs simultaneous therapy, wherein licensed professionals, along with well-trained therapy assistants and aides, treat multiple patients on a group basis.

      The provision of $23.5 million ($13.9 million net of tax) reflects principally employee severance costs, which represent the accumulation of termination benefits set forth in the Company's severance policy, related to changes in workforce composition dictated by the revised operating model.


      Also in the second quarter of fiscal 1998, a subsidiary of the Company, NovaCare Employee Services, Inc. ("NCES"), completed an initial public offering, converted its mandatory redeemable common stock, and issued common stock to former owners of an acquired company. As a result of these common stock transactions, the Company's percentage ownership of NCES decreased to 71.5% from 98.7% at June 30, 1997. The initial public offering included 5.8 million shares of NCES common stock issued at $9.00 per share. Proceeds received by NCES, net of underwriting and issuance costs, were $45.9 million. Mandatory redeemable common stock was converted into 813 common shares, valued at $4.82 per share. The issuance of common stock to former owners included 723 shares valued at $8.29 per share.

      The Company recorded a gain of $38.1 million ($22.5 million, net of tax) for the difference between the Company's historical cost of its investment in NCES and its portion of NCES equity at December 31, 1997. The Company will continue to record NCES investment adjustments through its statement of operations as NCES's equity changes as a result of capital transactions.

      Interest expense, net of investment income, increased $7.0 million compared with the prior period principally as a result of increased borrowings in fiscal 1998 compared with fiscal 1997 as discussed under "Liquidity and Capital Resources."

      Income tax expense as a percentage of pretax income remained constant for the six months ended December 31, 1997 and December 31, 1996 at 41.5%.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


   Results of Operations for the Six Months Ended December 31, 1997 (Continued)

      Operating Results by Business

      Rehabilitation Services

      Net revenues for the six months ended December 31, 1997 increased from the prior year by $126.7 million, or 29.2%. Gross profit for the same period increased from the prior year by $39.8 million, or 34.3%. Gross profit as a percentage of net revenues increased to 27.8% for the six months ended December 31, 1997 from 26.7% for the six months ended December 31, 1996.

      The $126.7 million increase in net revenues resulted principally from: (i) net revenues from businesses acquired, (ii) an increase in contract rehabilitation net revenues resulting principally from new contract sales and price increases, and (iii) an increase in outpatient net revenues attributable to internal growth.

      The $39.8 million increase in gross profit was primarily due to: (i) acquisitions in fiscal 1997 and fiscal 1998, (ii) contract sales, price increases and lower labor costs in contract rehabilitation, and (iii) an increase in productivity in outpatient rehabilitation; partially offset by an increase in clinical management costs associated with growth in operations. The increase of 1.1% in gross profit margin resulted principally from: (i) an increase in contract pricing, (ii) decreased labor costs in contract rehabilitation, and (iii) productivity improvements and cost reduction programs in outpatient rehabilitation.

      Employee Services

      In the first quarter of fiscal 1998, the Company's temporary therapist staffing business was sold by rehabilitation services to employee services.

      Revenues and gross profit increased to $569.5 million and $17.7 million, respectively, for the six month period ended December 31, 1997 from $10.9 million and $0.8 million, respectively, for the six month period ended December 31, 1996. The increase was primarily due to: (i) the acquisition of three employee services businesses in the third quarter of fiscal 1997, (ii) the acquisition of one employee services business in the second quarter of fiscal 1998, (iii) services provided to the Company's rehabilitation business, effective January 24, 1997, and (iv) internal growth. The increase was also due to the inclusion of six months of operations in the six month period ended December 31, 1997 as compared with the inclusion of only three months of operations, from inception, for the period ended December 31, 1996.

   Liquidity and Capital Resources

      During the six months ended December 31, 1997, the Company's cash and cash equivalents increased by $15.7 million from $22.7 million to $38.4 million. The increase in cash and cash equivalents resulted principally from: (i) a $52.1 million net increase in the Company's financing arrangements, (ii) the receipt of proceeds from NCES's initial public offering totaling $45.9 million, and (iii) cash provided by operations of $23.6 million; partially offset by payments to acquire new businesses of $91.1 million and $13.6 million in payments for additions to property and equipment.

      Cash provided by operations decreased to $23.6 million for the six months ended December 31, 1997 from $28.6 million for the six months ended December 31, 1996. This decrease, excluding the effects of the gain on NCES stock and provision for restructure, is principally due to an increase in accounts receivable which resulted from volume increases and an increase in days services outstanding in the Company's rehabilitation business, partially offset by increases in net income and depreciation and amortization expense.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)



   Liquidity and Capital Resources (Continued)

      The Company used $13.6 million of cash for capital expenditures during the first six months of fiscal 1998 compared with $9.6 million in the first six months of fiscal 1997. Capital expenditures generally relate to the costs incurred in connection with internally developed software, equipment and leasehold improvements in startup outpatient rehabilitation services, leasehold renovations and equipment replacement needed for technological efficiency in clinical and administrative activities in support of clinical programs and outcomes, cost reduction initiatives and future growth plans.

      In November 1997, NCES entered into a $25.0 million three-year revolving credit facility with a syndicate of lenders. The credit facility provides for interest to be charged at a variable rate, depending on certain financial ratios, equal to: (i) the EuroDollar rate plus a range of 1.375% to 2.50% or
   (ii) the lead lender's prime rate plus a range of .125% to 1.25%. Loans made under the credit facility are collaterized by a pledge of all of: (i) the common stock of NCES's subsidiaries, (ii) the assets of NCES and its subsidiaries, and (iii) the Company's interest in the common stock of NCES. In addition to the NCES line of credit, the Company maintains a separate $275.0 million line of credit. As of December 31, 1997, $21.0 million and $102.1 million of NCES's and the Company's credit facilities, respectively, were available after reductions for letters of credit totaling $5.4 million and borrowings.

      NCES, through an initial public offering, sold approximately 5.8 million shares of common stock to third parties. Total proceeds received by NCES, net of underwriter's discount and offering costs, totaled $45.9 million.

      The Company believes that the cash flows generated by the Company's operations, together with its existing cash and availability of credit under the credit facilities, will be sufficient to meet the Company's short-and long-term cash needs.

   Reimbursement/Government Relations

      On January 30, 1998 the Health Care Financing Administration ("HCFA"), the federal agency responsible for the rules governing Medicare and Medicaid, issued specific salary equivalency reimbursement guidelines for long-term care contract rehabilitation occupational therapy and speech-language pathology services and revisions to the existing guidelines for physical therapy services. The rules specify that effective April 1, 1998, occupational therapy and speech-language pathology services guidelines become effective and physical therapy guidelines will be increased in consideration of the substantial increases in salary and services standards since these guidelines were last revised.

      Until such salary equivalency guidelines are effective, contract rehabilitation for occupational therapy and speech-language pathology services will continue to be evaluated based upon the reasonableness of costs incurred by the provider under a "prudent buyer" standard.

      The Balanced Budget Act of 1997 (the "Act") enacted in August 1997, made several changes in the way Medicare will reimburse nursing homes and other providers for their services. Commencing July 1, 1998, these changes will take effect for nursing homes at different times throughout calendar years 1998 and 1999, depending on the starting date for each facility's cost reporting year. By the middle of 1999, the Act mandates that each

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)



   Reimbursement/Government Relations (Continued)

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

      The Company is actively involved in trade groups assisting HCFA in designing the regulations and reimbursement schedules necessary to implement the Act. By changing Medicare reimbursement to nursing homes from a cost basis to a fixed fee, the Act will make a fundamental change in the economic assumptions underlying patient care in nursing homes.

      It cannot be predicted at this time what effect the changes that salary equivalency and the Act will have on the demand for therapy services. Management is taking steps which it believes will help to mitigate any adverse economic impact of these changes. There can be no assurance, however, that these changes will not have a material adverse effect on the future operations of the Company.

   Year 2000 Compliance

      The Company is in the process of assessing the effects of Year 2000 software issues on its present information technology structure. As of December 31, 1997, that assessment, including a determination of the exposure of the Company's business processes to these issues and the need for and estimated costs associated with any necessary conversions had not been completed.

   Cautionary Statement

      Except for historical information, matters discussed above including, but not limited to, statements concerning future growth, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include reimbursement system changes, including customer response to the establishment of salary equivalency guidelines for certain therapies and the change from cost-based reimbursement to fee schedules and per diem payments, the number and productivity of clinicians, pricing of payer contracts, management retention and development, management's success in integrating acquired business and in developing and introducing new products and lines of business, adverse Internal Revenue Service rulings with respect to the employer status of employee services businesses and the Company's ability to implement the employee services business model.

                         NOVACARE, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibit
      Number              Exhibit Description                        Page Number
      ------              -------------------                        -----------

      10(a)       Employment agreement dated as of June 13, 1997
                     between the Company and Robert E. Healy, Jr.

      10(b)       Employment agreement dated as of September 29,
                     1997 between the Company and Peter D. Bewley.

      10(c)       Employment agreement dated as of September 29,
                     1997 between the Company and Aven A. Kerr.

      10(d)       Employment agreement dated as of September 29,
                      1997 between the Company and
                      Ronald G. Hiscock.

      10(e)       Amendment dated October 10, 1997 to the
                     employment agreement dated as of January 6, 1995 between the Company and Daryl A. Dixon.

      27          Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NOVACARE, INC.
                                              (Registrant)




February 13, 1998                    By/s/ Robert E. Healy, Jr.
                                     --------------------------
                                       Robert E. Healy, Jr.,
                                       Senior Vice President,
                                       Finance & Administration and
                                       Chief Financial Officer




                                     By/s/ Barry E. Smith
                                     --------------------------
                                       Barry E. Smith,
                                       Vice President,
                                       Controller and
                                       Chief Accounting Officer