Form 10-Q
period 1998-03-31
NOVACARE INC
filed 1998-05-15
CIK 802843

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

                             Yes /X/      No / /


As of April 30, 1998, NovaCare, Inc. had 61,828,313 shares of common stock, $.01 par value, outstanding.

                         NOVACARE, INC. AND SUBSIDIARIES

                    FORM 10-Q - QUARTER ENDED MARCH 31, 1998


                                      INDEX

PART NO.   ITEM NO.            DESCRIPTION                          PAGE NO.
--------   --------            -----------                          --------
   I                   FINANCIAL INFORMATION

               1       Financial Statements
                       - Condensed Consolidated Balance
                        Sheets as of March 31, 1998 and
                        June 30, 1997                                   1

                       - Condensed Consolidated Statements of
                        Operations for the Three Months Ended
                        March 31, 1998 and 1997                         2

                       - Condensed Consolidated Statements of
                        Operations for the Nine Months Ended
                        March 31, 1998 and 1997                         3

                       - Condensed Consolidated Statements of
                        Cash Flows for the Nine Months Ended
                        March 31, 1998 and 1997                         4

                       -  Notes to Condensed Consolidated
                        Financial Statements                           5-9

               2       Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                     10-15

  II                   OTHER INFORMATION

               6       Exhibits and Reports on Form 8-K                16

Signatures                                                             17

                         NOVACARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 1998 AND JUNE 30, 1997
                      (In thousands, except per share data)

                                                                                   MARCH 31,           June 30,
                                                                                     1998                1997
                                                                                  -----------        -----------
ASSETS                                                                            (Unaudited)        (See Note 1)
Current assets:
  Cash and cash equivalents ...............................................       $    41,489        $    22,716
  Accounts receivable, net of allowances at March 31, 1998 and at .........           336,059            256,477
   June 30, 1997 of $41,050 and $33,263, respectively
  Inventories .............................................................            31,716             18,450
  Deferred income taxes ...................................................            22,667             13,939
  Other current assets ....................................................            26,014             18,313
                                                                                  -----------        -----------
     Total current assets .................................................           457,945            329,895
Property and equipment, net ...............................................            77,580             69,740
Excess cost of net assets acquired, net ...................................           710,525            568,027
Investments in joint ventures .............................................            15,097             12,719
Other assets, net .........................................................            39,760             33,923
                                                                                  -----------        -----------
                                                                                  $ 1,300,907        $ 1,014,304
                                                                                  ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of financing arrangements ...............................       $    25,746        $    15,978
  Accounts payable and accrued expenses ...................................           171,333            135,272
  Income taxes payable ....................................................            12,299              5,069
                                                                                  -----------        -----------
     Total current liabilities ............................................           209,378            156,319
Financing arrangements, net of current portion ............................           471,047            326,700
Deferred income taxes .....................................................            33,002             14,779
Other .....................................................................            13,015              4,851
                                                                                  -----------        -----------
     Total liabilities ....................................................           726,442            502,649
                                                                                  -----------        -----------
Minority interest in consolidated subsidiaries ............................            16,691              3,649
Commitments and contingencies .............................................                --                 --

Shareholders' equity:
  Common stock, $.01 par value; authorized 200,000 shares; issued 67,257 shares at March 31, 1998 and issued 66,630 shares at
   June 30, 1997 ..........................................................               672                666
  Additional paid-in capital ..............................................           265,545            259,915
  Retained earnings .......................................................           335,781            292,340
                                                                                  -----------        -----------
                                                                                      601,998            552,921

   Less: Common stock in treasury (at cost), 5,473 shares at March 31, 1998
    and 5,590 shares at June 30, 1997 .....................................           (44,224)           (44,915)
                                                                                  -----------        -----------
     Total shareholders' equity ...........................................           557,774            508,006
                                                                                  -----------        -----------
                                                                                  $ 1,300,907        $ 1,014,304
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

                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          --------------------------
                                                             1998             1997
                                                          ---------        ---------
Net revenues ......................................       $ 451,767        $ 290,454
Cost of services ..................................         358,199          221,015
                                                          ---------        ---------

   Gross profit ...................................          93,568           69,439

Selling, general and administrative expenses ......          52,551           40,274
Provision for uncollectible accounts ..............           6,009            4,291
Amortization of excess cost of net assets acquired            5,230            3,652
                                                          ---------        ---------
   Income from operations..........................          29,778           21,222

Investment income .................................             171              167
Interest expense ..................................          (7,628)          (3,776)
Minority interest .................................            (467)             (93)
                                                          ---------        ---------

   Income before income taxes .....................          21,854           17,520

Income taxes ......................................           9,209            7,427
                                                          ---------        ---------

   Net income .....................................       $  12,645        $  10,093
                                                          =========        =========
   Net income per share - basic ...................       $     .21        $     .17
                                                          =========        =========
   Net income per share - assuming dilution .......       $     .20        $     .16
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

                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           FOR THE NINE MONTHS ENDED
                                                                    MARCH 31,
                                                          ----------------------------
                                                               1998             1997
                                                          -----------        ---------
Net revenues ......................................       $ 1,207,283        $ 734,896
Cost of services ..................................           948,985          548,767
                                                          -----------        ---------

   Gross profit ...................................           258,298          186,129

Selling, general and administrative expenses ......           147,589          107,064
Provision for uncollectible accounts ..............            15,957           14,757
Amortization of excess cost of net assets acquired             14,495            9,273
Provision for restructure .........................            23,500               --
                                                          -----------        ---------

   Income from operations .........................            56,757           55,035

Gain from issuance of subsidiary stock ............            38,128               --
Investment income .................................               617            1,543
Interest expense ..................................           (20,117)         (10,224)
Minority interest .................................              (887)            (185)
                                                          -----------        ---------

   Income before income taxes .....................            74,498           46,169

Income taxes ......................................            31,057           19,316
                                                          -----------        ---------

   Net income .....................................       $    43,441        $  26,853
                                                          ===========        =========
   Net income per share - basic ...................       $       .71        $     .44
                                                          ===========        =========
   Net income per share - assuming dilution .......       $       .69        $     .43
                                                          ===========        =========


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                              FOR THE NINE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              --------------------------
                                                                                 1998             1997
                                                                              ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................................       $  43,441        $  26,853

Adjustments to reconcile net income to net cash flows provided by operating activities:
   Provision for restructure ..........................................          23,500               --
   Gain from issuance of subsidiary stock .............................         (38,128)              --
   Depreciation and amortization ......................................          37,165           27,104
   Provision for uncollectible accounts ...............................          15,957           14,757
   Minority interest ..................................................             887              185
   Deferred income taxes ..............................................           5,856              382
   Changes in assets and liabilities, net of effects from acquisitions:
      Accounts and notes receivable ...................................         (66,440)         (35,095)
      Inventories .....................................................         (10,595)            (453)
      Other current assets ............................................          (5,982)            (420)
      Accounts payable and accrued expenses ...........................          15,761             (539)
      Income taxes payable ............................................          11,089            1,768
      Other, net ......................................................          (1,071)          (1,067)
                                                                              ---------        ---------
      Net cash flows provided by operating activities .................          31,440           33,475
                                                                              ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for businesses acquired, net of cash acquired ................        (144,677)        (142,718)
Net additions to property and equipment ...............................         (20,818)         (14,747)
Other, net ............................................................          (2,497)          (1,409)
                                                                              ---------        ---------
      Net cash flows (used in) investing activities ...................        (167,992)        (158,874)
                                                                              ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing arrangements ..................................         364,140          119,700
Payment of financing arrangements .....................................        (259,389)         (54,766)
Proceeds from the issuance of subsidiary stock ........................          45,719               --
Proceeds from common stock issued .....................................           4,855            2,690
Payment for purchase of treasury stock ................................              --          (23,250)
                                                                              ---------        ---------
      Net cash flows provided by financing activities .................         155,325           44,374
                                                                              ---------        ---------
Net increase (decrease) in cash and cash equivalents ..................          18,773          (81,025)
Cash and cash equivalents, beginning of period ........................          22,716           95,724
                                                                              ---------        ---------
Cash and cash equivalents, end of period ..............................       $  41,489        $  14,699
                                                                              =========        =========

Supplemental disclosures of cash flow information:
     Interest paid ....................................................       $  15,130        $  11,314
                                                                              =========        =========
     Income taxes paid ................................................       $  14,196        $  21,142
                                                                              =========        =========


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)


1. BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements of NovaCare, Inc. (the "Company") are unaudited. The balance sheet as of June 30, 1997 is condensed from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended June 30, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal recurring adjustments) necessary to present a fair statement of the results for such interim periods. Certain amounts in the fiscal 1997 condensed consolidated financial statements have been reclassified to conform with fiscal 1998 presentation.

      Operating results for the three and nine-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

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

3. GAIN FROM ISSUANCE OF SUBSIDIARY STOCK

      In the second quarter of fiscal 1998, a subsidiary of the Company, NovaCare Employee Services, Inc. ("NCES"), completed an initial public offering, converted its mandatory redeemable common stock, and issued common stock to former owners of acquired companies. As a result of these common stock transactions, the Company's percentage ownership of NCES decreased to 71.5% from 98.7% at June 30, 1997. The initial public offering included 5,750 shares of NCES common stock issued at $9.00 per share. Proceeds received by NCES, net of underwriting and issuance costs, were $45,719. Mandatory redeemable common stock was converted into 813 common shares, valued at $4.82 per share. The issuance of common stock to former owners included 723 shares valued at $8.29 per share.

      The Company recorded a gain of $38,128 ($22,495, net of tax) for the difference between the Company's historical cost of its investment in NCES and its portion of NCES equity at March 31, 1998. The Company will continue to record NCES investment adjustments through its statement of operations as NCES's equity changes as a result of capital transactions.

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)


4. NET INCOME PER SHARE

      Statement of Financial Accounting Standards No. 128, "Earnings Per Share," became effective for periods ending after December 15, 1997. This statement revised the calculation of earnings per share from the "primary" and "fully diluted" methods previously employed, to the "basic" and "assuming dilution" methods. The Company had not previously presented fully diluted earnings per share because the result was not materially different than the primary calculation. Under the new statement, earnings per share-basic represents earnings divided by the weighted average number of shares outstanding during the period. Earnings per share-assuming dilution represents the basic weighted average shares outstanding adjusted for the effects of stock options and contingently issuable shares under certain acquisition agreements. The calculation of the Company's earnings per share-assuming dilution closely resembles that used in prior calculations of primary earnings per share.

      In accordance with this statement, the Company has replaced its disclosure of primary net income per share with net income per share-basic and net income per share-assuming dilution.

      The following table sets forth the computation and reconciliation of net income per share-basic and net income per share-assuming dilution:

                                           FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                              ENDED MARCH 31,            ENDED MARCH 31,
                                           ---------------------       ---------------------
                                             1998          1997          1998          1997
                                           -------       -------       -------       -------
   NET INCOME ......................       $12,645       $10,093       $43,441       $26,853
                                           =======       =======       =======       =======
   WEIGHTED AVERAGE SHARES
      OUTSTANDING:

     WEIGHTED AVERAGE SHARES
      OUTSTANDING - BASIC ..........        61,486        60,668        61,275        61,052

     Stock options .................         1,755         1,545         1,908         1,123
     Contingently issuable
      shares - assuming dilution ...            43           120            43           121
                                           -------       -------       -------       -------

     WEIGHTED AVERAGE SHARES
      OUTSTANDING - ASSUMING
      DILUTION .....................        63,284        62,333        63,226        62,296
                                           =======       =======       =======       =======

     NET INCOME PER SHARE - BASIC ..       $   .21       $   .17       $   .71       $   .44
                                           =======       =======       =======       =======
     NET INCOME PER SHARE - ASSUMING
      DILUTION .....................       $   .20       $   .16       $   .69       $   .43
                                           =======       =======       =======       =======

      The Company did not include convertible subordinated debentures, equivalent to 6,567 shares of common stock, or options to purchase 216 and 79 shares of common stock for the three and nine months ended March 31, 1998, respectively, because their effects are antidilutive. There were no transactions that occurred subsequent to March 31, 1998 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)


5. ACQUISITIONS

      During the nine months ended March 31, 1998 and 1997, the Company acquired 33 and 16 outpatient rehabilitation businesses, 29 and 25 orthotic and prosthetic businesses, and one and four employee services businesses, respectively. Also, in each of the nine month periods ended March 31, 1998 and 1997, the Company acquired three occupational health businesses. All acquisitions were accounted for as purchases and, accordingly, the aggregate purchase price was allocated to assets and liabilities based on their fair values at the date of acquisition.

      The following unaudited pro forma consolidated results of operations of the Company give effect to each of the acquisitions as if they occurred on July 1, 1996:

                                                          FOR THE NINE MONTHS ENDED
                                                                  MARCH 31,
                                                      ---------------------------------
                                                            1998                1997
                                                      -------------       -------------
       Net revenues ...........................       $   1,331,973       $   1,133,334
       Net income .............................              46,117              34,184
       Net income per share - basic ...........                 .75                 .56
       Net income per share - assuming dilution       $         .73       $         .55

      The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of July 1, 1996, or the results that may occur in the future.

      Information with respect to businesses acquired in purchase transactions for the nine months ended March 31, 1998 was as follows:

       Cash paid (net of cash acquired) .............................       $117,083
       Notes issued .................................................         43,788
       Other consideration ..........................................         26,901
                                                                            --------
                                                                             187,772
       Fair value of assets acquired, principally accounts receivable
          and property and equipment ................................         33,312
                                                                            --------
       Cost in excess of fair value of net assets acquired ..........       $154,460
                                                                            ========

      The results of operations of businesses acquired have been included in the consolidated results of the Company from the effective date of each acquisition.

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses are summarized as follows:

                                                      MARCH 31,      June 30,
                                                        1998           1997
                                                      --------       --------
       Accounts payable .......................       $ 20,271       $ 13,647
       Accrued compensation and benefits ......         79,294         65,564
       Accrued restructure costs ..............         25,513          5,286
       Deferred and contingent purchase price
       obligations.............................          4,862         25,624
       Accrued workers' compensation and health
       claims..................................         18,230          8,471
       Accrued interest .......................          4,873          1,002
       Other ..................................         18,290         15,678
                                                      --------       --------
                                                      $171,333       $135,272
                                                      ========       ========

      As of March 31, 1998, accrued restructure costs consist of $22,745 related to a change in the Company's long-term care contract rehabilitation service delivery model and $2,768 related to cost improvement programs implemented in prior years.

7. FINANCING ARRANGEMENTS

      Financing arrangements consisted of the following:

                                                                              MARCH 31,      June 30,
                                                                                1998           1997
                                                                              --------       --------
       Convertible subordinated debentures (5.5%), due January 2000 ...       $175,000       $175,000
       $275,000 revolving credit facility (EuroDollar rate plus 0.5% to
         1.125%), due November 28, 1999 ...............................        230,500        109,600

       Subordinated promissory notes (5% to 10%), through 2007 ........         86,864         56,859

       $25,000 revolving credit facility (Prime rate plus 0.125% to
          1.125%), due November 17, 2000 ..............................             --             --

       Other ..........................................................          4,429          1,219
                                                                              --------       --------
                                                                               496,793        342,678
       Less:  current portion .........................................         25,746         15,978
                                                                              --------       --------
                                                                              $471,047       $326,700
                                                                              ========       ========

      The Company established a revolving credit facility with a syndicate of lenders in fiscal 1996, which is collateralized by substantially all of the Company's subsidiaries' common stock. On September 30, 1997, the credit agreement was amended to increase the available line of credit from $190,000 to $275,000. As of March 31, 1998, $40,200 of the line of credit was available after reduction for letters of credit totaling $4,300 and borrowings.

      In November 1997, NCES entered into a $25,000 three-year revolving credit facility with a syndicate of lenders. The credit facility provides for interest to be charged at a variable rate, depending on certain financial ratios, equal to: (i) the EuroDollar rate plus a range of 1.375% to 2.50% or
   (ii) the lead lender's prime rate plus a range of .125% to 1.25%. Loans made under the credit facility are collaterized by a pledge of all of: (i) NCES's subsidiaries' common stock, (ii) the assets of NCES and its subsidiaries, and
   (iii) the Company's interest in the common stock of NCES. As of March 31, 1998, $23,859 of the NCES line of credit was available after reduction for a letter of credit of $1,141.

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

8. MINORITY INTEREST

      Minority interest resulted from investments in the following entities:

                                               MARCH 31,    June 30,
                                                1998          1997
                                              -------       ------
       NovaCare Employee Services, Inc.       $16,301       $3,334
       All other entities .............           390          315
                                              -------       ------
                                              $16,691       $3,649
                                              =======       ======

      In the second quarter of fiscal 1998, NCES issued 5,750 shares of its common stock to third parties through an initial public offering, 813 shares through the conversion of mandatory redeemable stock and 723 shares in connection with an acquisition. As a result of these issuances, the Company's ownership percentage in NCES decreased from approximately 98.7% at June 30, 1997 to 71.5% at March 31, 1998.

      The Company recognized a gain on its investment in NCES's equity (see Note
   3) and a minority interest liability for the portion of NCES's equity owned by outside investors. The Company also recognized a minority interest liability for the portion of NCES's net income attributable to those investors.

9. COMMITMENTS AND CONTINGENCIES

      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

      Certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at March 31, 1998 of approximately $82,723 in cash and NCES common stock and 55 shares of common stock of the Company have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. For the nine months ended March 31, 1998 and 1997, the Company paid $27,594 and $13,971 in cash, respectively, and issued 65 and 338 shares, respectively, of common stock in connection with businesses acquired in prior years.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

   OVERVIEW

      In the third quarter of fiscal 1998 NovaCare, Inc. (the Company) continued to experience significant growth through strategic acquisitions and internal growth of its existing businesses. During the nine months ended March 31, 1998 and 1997, the Company purchased 33 and 16 outpatient rehabilitation businesses, 29 and 25 orthotic and prosthetic ("O&P") businesses, and one and four professional employer organization businesses, respectively. Also, in each of the nine month periods ended March 31, 1998 and 1997, the company acquired three occupational health businesses.

      Beginning in the second quarter of fiscal 1997, the Company has operated in two service industries, rehabilitation services and employee services. Rehabilitation services include: (i) providing rehabilitation therapy and rehabilitation program consulting and management services on a contract basis to health care institutions, primarily long-term care facilities, and (ii) providing outpatient, orthotic and prosthetic and occupational health rehabilitation services through a national network of patient care centers. Employee services are generally provided to small and medium-sized businesses and are comprehensive, fully-integrated outsourcing solutions to human resource management, including payroll management, workers' compensation, risk management, benefits administration, unemployment services and human resource consulting services. Effective January 24, 1997, employee services were provided to the rehabilitation services segment of the Company.

      The following are the results of operations for the three and nine-month periods ended March 31, 1998 and 1997. Other operating expenses include selling, general and administrative expenses, provision for uncollectible accounts and amortization of excess cost of net assets acquired.

                                               FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                        MARCH 31,                          MARCH 31,
                                              --------------------------        ----------------------------
       (TABLE IN THOUSANDS)                      1998             1997              1998             1997
                                              ---------        ---------        -----------        ---------
       NET REVENUES
           Rehabilitation services ....       $ 307,237        $ 238,710        $   867,529        $ 672,258
           Employee services ..........         338,367          151,076            907,875          161,970
           Elimination ................        (193,837)         (99,332)          (568,121)         (99,332)
                                              ---------        ---------        -----------        ---------

              TOTAL NET REVENUES ......         451,767          290,454          1,207,283          734,896
                                              ---------        ---------        -----------        ---------

       GROSS PROFIT
           Rehabilitation services ....          85,991           66,070            241,623          181,918
           Employee services ..........          11,302            4,728             29,042            5,570
           Elimination ................          (3,725)          (1,359)           (12,367)          (1,359)
                                              ---------        ---------        -----------        ---------

              TOTAL GROSS PROFIT ......          93,568           69,439            258,298          186,129

       OTHER OPERATING EXPENSES .......          63,790           48,217            178,041          131,094
       PROVISION FOR RESTRUCTURE ......              --               --             23,500               --
                                              ---------        ---------        -----------        ---------

              INCOME FROM OPERATIONS ..          29,778           21,222             56,757           55,035

       GAIN FROM ISSUANCE OF SUBSIDIARY
           STOCK ......................              --               --             38,128               --
       INTEREST EXPENSE, NET ..........          (7,457)          (3,609)           (19,500)          (8,681)
       MINORITY INTEREST EXPENSE ......            (467)             (93)              (887)            (185)
                                              ---------        ---------        -----------        ---------
              INCOME BEFORE INCOME TAX        $  21,854        $  17,520        $    74,498        $  46,169
                                              =========        =========        ===========        =========

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

   RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998

   Net revenues for the three months ended March 31, 1998 were $451.8 million, an increase of $161.3 million (56%) over the three months ended March 31, 1997. Gross profit for the fiscal third quarter was $93.6 million, an increase of $24.1 million (35%) over the same period in 1997. These increases resulted principally from acquisitions and internal growth.

   Other operating expenses were $63.8 million in the third quarter of fiscal 1998, an increase of $15.6 million (32%) over fiscal 1997. The higher expenses are primarily associated with acquisitions completed in fiscal 1997 and the first nine months of fiscal 1998, as well as additional selling, general and administrative costs incurred in the expansion of the Company's employee services business. As a percentage of net revenues, other operating expenses decreased to 14.1% in the third quarter of fiscal 1998 from 16.6% in fiscal 1997. This decrease resulted principally from an increase in employee services revenues, where these operating expenses are typically a smaller percentage of net revenues than in rehabilitation services.

   Depreciation expense was $8.0 million, an increase of $1.8 million (30%) over fiscal 1997, primarily due to the full-year effect of assets acquired in fiscal 1997 and ongoing capital investments. Amortization of goodwill was $5.2 million, an increase of $1.6 million (43%) over fiscal 1997 as a result of businesses acquired subsequent to March 31,1997.

   Interest expense, net of investment income, increased to $7.5 million in fiscal 1998 from $3.6 million in fiscal 1997 as a result of increased borrowings principally associated with the Company's acquisitions, as discussed under "Liquidity and Capital Resources."

   Income tax expense for the three months ended March 31, 1998 was 42.1% of pre-tax income, a decrease from 42.4% of pre-tax income in fiscal 1997, as a result of a lower effective state income tax rate.

      OPERATING RESULTS BY BUSINESS

      Rehabilitation Services

   Net revenues for the three months ended March 31, 1998 were $307.2 million, an increase of $68.5 million (29%) from the three months ended March 31, 1997. Gross profit was $86.0 million, an increase of $19.9 million (30%) over fiscal 1997. Gross profit as a percentage of net revenues was 28.0%, an increase of 0.3% from 27.7% in the prior year.

   The increase in net revenues resulted principally from: (i) net revenues from acquired businesses, (ii) higher contract rehabilitation net revenues from new contract sales and price increases, and (iii) an increase in outpatient rehabilitation and O&P net revenues attributable to internal growth.

   The increase in gross profit resulted primarily from: (i) acquisitions in fiscal 1997 and 1998, (ii) contract sales and price increases in contract rehabilitation, and (iii) internal growth in the Company's outpatient rehabilitation and O&P businesses. The improved pricing in contract rehabilitation caused the increase in gross profit percentage.

      Employee Services

   The Company's employee services segment provides human resource management services to third party clients and the Company's rehabilitation services segment. Intercompany activity is eliminated in consolidation. Net revenues for the three months ended March 31, 1998 were $338.4 million (before the intercompany elimination of $193.8 million), an increase of $187.3 million over fiscal 1997 revenues of $151.1 million (before the intercompany elimination of $99.3 million). Gross profit for the fiscal third quarter was $11.3 million, an increase of $6.6 million over fiscal 1997. The increases in net revenues and gross profit resulted principally from: (i) a full three-months of service provided to the rehabilitation segment in fiscal 1998 compared to two months in fiscal 1997,

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


   RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 (CONTINUED)

 (ii) a full three months of results for three of the Company's acquisitions which occurred effective February 1, 1997,
 (iii) the acquisition of one employee services business in the second quarter of fiscal 1998, and (iv) internal growth. The acquisitions and growth in operations increased the weighted average number of worksite employees to 46,363 for the three months ended March 31, 1998 compared to 22,285 for the three months ended March 31, 1997.


   RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998

   Net revenues for the nine months ended March 31, 1998 were $1.21 billion, an increase of $472.4 million (64%) over the nine months ended March 31, 1997. Gross profit was $258.3 million, an increase of $72.2 million (39%) over last year. Both of these increases resulted from acquisitions and internal growth.

   Other operating expenses were $178.0 million for the nine months ended March 31, 1998, an increase of $46.9 million (36%) over fiscal 1997. The higher expenses are primarily associated with acquisitions completed in fiscal 1997 and 1998, as well as additional selling, general and administrative costs incurred in the expansion of the Company's employee services business. As a percentage of net revenues, other operating expenses decreased to 14.7% in fiscal 1998 from 17.8% in fiscal 1997. This decrease resulted principally from an increase in employee services revenues, where these operating expenses are typically a smaller percentage of net revenues than in rehabilitation services.

   Depreciation expense was $22.7 million in fiscal 1998, an increase of $4.8 million (27%) over fiscal 1997, primarily due to the full-year effect of assets acquired in fiscal 1997 and ongoing capital investments. Amortization of goodwill was $14.5 million in fiscal 1998, an increase of $5.2 million (56%) over fiscal 1997, resulting from businesses acquired subsequent to March 31, 1997.

   In the second quarter of fiscal 1998, the Company recorded a provision for restructure based on an evaluation of changes in the Medicare reimbursement system recently mandated by the Balanced Budget Act. In response to these changes, the Company will convert its long-term care contract rehabilitation model from one characterized by a high concentration of one-on-one therapy, with licensed professionals treating individual patients, to a model which: (i) relies more heavily on well-trained therapy assistants and aides closely supervised by licensed professionals, and (ii) employs simultaneous therapy, wherein licensed professionals, along with well-trained therapy assistants and aides, treat multiple patients on a coordinated basis.

   The provision for restructure of $23.5 million ($13.9 million net of tax) reflects principally employee severance costs, which represent the accumulation of termination benefits set forth in the Company's severance policy, related to changes in workforce composition dictated by the revised operating model.

   Also in the second quarter, a subsidiary of the Company, NovaCare Employee Services, Inc. ("NCES"), completed an initial public offering, converted its mandatory redeemable common stock, and issued common stock to former owners of an acquired company. As a result of these common stock transactions, the Company's percentage ownership decreased to 71.5% from 98.7% at June 30, 1997. The initial public offering included 5.8 million shares of NCES common stock issued at $9.00 per share. Proceeds received by NCES, net of underwriting and issuance costs, were $45.7 million. Mandatory redeemable common stock was converted into 813,000 common shares, valued at $4.82 per share. The issuance of common stock to former owners included 723,000 shares valued at $8.29 per share.

   The Company recorded a gain of $38.1 million ($22.5 million, net of tax) for the difference between the Company's historical cost of its investment in NCES and its portion of NCES equity at December 31, 1997. The

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


   RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 (CONTINUED)

Company will continue to record NCES investment adjustments through its statement of operations as NCES's equity changes as a result of capital transactions.


   Interest expense, net of investment income, was $19.5 million in fiscal 1998, an increase of $10.8 million over fiscal 1997, as a result of increased borrowings principally associated with the Company's acquisitions as discussed under "Liquidity and Capital Resources."

Income tax expense as a percentage of pre-tax income was 41.7% in fiscal 1998 compared to 41.8% in fiscal 1997.


      OPERATING RESULTS BY BUSINESS

      Rehabilitation Services

   Net revenues for the nine months ended March 31, 1998 were $867.5 million, an increase of $195.3 million (29%) over the nine months ended March 31, 1997. Gross profit was $241.6 million, an increase of $59.7 million (33%) over last year. Gross profit as a percentage of revenues was 27.9%, an increase of 0.8% from 27.1% in fiscal 1997.

   The increase in net revenues resulted principally from: (i) net revenues from acquired businesses (ii) higher contract rehabilitation net revenues from new contract sales and price increases, and (iii) an increase in outpatient rehabilitation and O&P net revenues attributable to internal growth.

   The increase in gross profit was primarily due to: (i) acquisitions in fiscal 1997 and fiscal 1998, (ii) contract sales and price increases in contract rehabilitation, and (iii) lower costs and improved productivity in outpatient rehabilitation. The increase in gross profit margin resulted from price increases in contract rehabilitation and improved productivity in outpatient rehabilitation.

      Employee Services

   In the first quarter of fiscal 1998, the Company's temporary therapist staffing business was sold by rehabilitation services to employee services.

   Revenues for the nine months ended March 31, 1998 were $907.9 million (before the intercompany elimination of $568.1 million), an increase of $745.9 million over fiscal 1997 revenues of $162.0 million (before the intercompany elimination of $99.3 million). Gross profit was $29.0 million, an increase of $23.5 million over fiscal 1997. The increases in revenues and gross profit resulted principally from: (i) a full nine-months of services provided to the Company's rehabilitation segment in fiscal 1998 compared to two months in fiscal 1997,
(ii) the inclusion of nine months results for four of the Company's fiscal 1997 acquisitions compared to two months for three acquisitions and six months for a fourth acquisition, (iii) the acquisition of one employee services business in the second quarter of fiscal 1998, and (iv) internal growth. Results for fiscal 1997 include only six months of operations, from the inception of this business on October 1, 1996 to March 31, 1997.


      LIQUIDITY AND CAPITAL RESOURCES

   During the nine months ended March 31, 1998, the Company's cash and cash equivalents increased by $18.8 million to $41.5 million. The increase in cash and cash equivalents resulted principally from: (i) a $104.7 million net increase in the Company's financing arrangements, (ii) the receipt of proceeds from NCES's initial public offering

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

totaling $45.7 million, and (iii) cash provided by operations of $31.4 million; partially offset by payments to acquire new businesses of $144.7 million and additions to property and equipment of $20.8 million.

   Cash provided by operations of $31.4 million was $2.0 million less than the prior year. This decrease, excluding the effects of the gain on NCES stock and provision for restructure, is principally due to an increase in accounts receivable which resulted from sales volume increases and an increase in days outstanding in the Company's rehabilitation business, partially offset by higher net income, an increase in accounts payable and accrued expenses, and higher depreciation and amortization expense.

   The Company used $20.8 million for capital expenditures for the nine months ended March 31, 1998 compared with $14.7 million for the same period in 1997. Capital expenditures generally relate to costs incurred in connection with internally developed software, equipment and leasehold improvements in startup outpatient rehabilitation services, leasehold renovations and equipment replacement needed for technological efficiency in clinical and administrative activities in support of clinical programs and outcomes, cost reduction initiatives and future growth plans.

   In November 1997 NCES entered into a $25.0 million three-year revolving credit facility with a syndicate of lenders. The credit facility provides for interest to be charged at a variable rate, depending on certain financial ratios, equal to: (i) the EuroDollar rate plus a range of 1.375% to 2.50% or
(ii) the lead lender's prime rate plus a range of .125% to 1.25%. Loans made under the credit facility are collateralized by a pledge of all of: (i) the common stock of NCES's subsidiaries, (ii) the assets of NCES and its subsidiaries, and (iii) the Company's interest in the common stock of NCES. In addition to the NCES line of credit, the Company maintains a separate $275.0 million line of credit. As of March 31, 1998, $23.9 million and $40.2 million of NCES's and the Company's credit facilities, respectively, were available after reductions for letters of credit totaling $5.4 million and borrowings.

   NCES, through an initial public offering, sold approximately 5.8 million shares of common stock to third parties. Total proceeds received by NCES, net of underwriter's discount and offering costs, totaled $45.7 million.

   The Company believes that cash flows generated by the Company's operations, together with its existing cash and availability of credit under the credit facilities, will be sufficient to meet the Company's short- and long-term cash needs.

REIMBURSEMENT AND GOVERNMENT RELATIONS

   On January 30, 1998 the Health Care Financing Administration ("HCFA"), the federal agency responsible for the rules governing Medicare and Medicaid, issued specific salary equivalency reimbursement guidelines for long-term care contract rehabilitation occupational therapy and speech-language pathology services and revisions to the existing guidelines for physical therapy services. The rules specify that on April 1, 1998, occupational therapy and speech-language pathology services guidelines became effective and physical therapy guidelines were increased in consideration of the substantial increases in salary and services standards since these guidelines were last revised.

   Prior to April 1, 1998, contract rehabilitation for occupational therapy and speech-language pathology services were evaluated based upon the reasonableness of costs incurred by the provider under a "prudent buyer" standard.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


REIMBURSEMENT AND GOVERNMENT RELATIONS (CONTINUED)

   The Balanced Budget Act of 1997 (the "Act"), enacted in August 1997, made several changes in the way Medicare will reimburse nursing homes and other providers for their services. Commencing July 1, 1998, these changes will take effect for nursing homes at different times throughout calendar years 1998 and 1999, depending on the starting date for each facility's cost reporting year. By the middle of 1999, the Act mandates that each facility be reimbursed, in part, under a comprehensive prospective payment system, which will include payment for therapy services in a single all-inclusive per diem payment. Therapy services not covered by the prospective payment system will be covered by a fee schedule with total charges being subject to an annual cap.

   The Act also mandates changes to the payment structure for services provided through certified rehabilitation agencies. Implementation of these changes will be complete by January 1999. As with nursing homes, rehabilitation agencies will change from the current cost-based system to a system based on a fee schedule with an annual cap.

   On May 12, 1998, HCFA issued proposed regulations and per diem payment schedules which are subject to a 60 day comment period. The Company is unable to predict with certainty that the proposed regulations and reimbursement schedules will become final.

   The Company is actively involved in trade groups assessing the regulations and payment schedules. By changing Medicare reimbursement to nursing homes from a cost basis to a fixed fee, the Act will make a fundamental change in the economic assumptions underlying patient care in nursing homes.

   It cannot be predicted at this time what effect the changes that salary equivalency and the Act will have on the demand for therapy services. Management is taking steps that it believes will help to mitigate any adverse economic impact of these changes. There can be no assurance, however, that these changes will not have a material adverse effect on the future operations of the Company.

YEAR 2000 COMPLIANCE

   The Company is in the process of assessing the effects of Year 2000 software issues on its present information technology structure. As of March 31, 1998, that assessment, including a determination of the exposure of the Company's business processes to these issues and the need for and estimated costs associated with any necessary conversions had not been completed.

CAUTIONARY STATEMENT

      Except for historical information, matters discussed above including, but not limited to, statements concerning future growth, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include reimbursement system changes, including customer response to the establishment of salary equivalency guidelines for certain therapies and the change from cost-based reimbursement to fee schedules and per diem payments, the number and productivity of clinicians, pricing of payer contracts, management retention and development, management's success in integrating acquired businesses and in developing and introducing new products and lines of business, adverse Internal Revenue Service rulings with respect to the employer status of employee services businesses and the Company's ability to implement the employee services business model.

                         NOVACARE, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibit
         Number                                Exhibit Description                                      Page Number
         ------                                -------------------                                      -----------

         10 (a)            Employment agreement dated as of March 18, 1998, between
                           the Company and Ronald G. Hiscock

         10 (b)            Revolving Credit Facility Agreement dated as of November 17, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank
                           N.A., Corestates Bank, N.A., First Union National Bank, Fleet National
                           Bank, Mellon Bank, N.A., The Bank of New York, SunTrust Bank, Central
                           Florida, N.A., Bank One, Kentucky, N.A., The Fuji Bank, Limited, New
                           York Branch, Crestar Bank, Bank of Tokyo-Mitsubishi Trust Company,
                           AmSouth Bank

         10 (c)            Revolving Credit Facility Agreement dated as of February 24, 1998 by and among NovaCare and certain of its subsidiaries and PNC Bank
                           N.A., Corestates Bank, N.A., First Union National Bank, Fleet National
                           Bank, Mellon Bank, N.A., The Bank of New York, SunTrust Bank, Central
                           Florida, N.A., Bank One, Kentucky, N.A., The Fuji Bank, Limited, New
                           York Branch, Crestar Bank, Bank of Tokyo-Mitsubishi Trust Company,
                           AmSouth Bank

         10 (d)            Revolving Credit Facility Agreement dated as of February 27, 1998 by and among NovaCare and certain of its subsidiaries and PNC Bank
                           N.A., Corestates Bank, N.A., First Union National Bank, Fleet National
                           Bank, Mellon Bank, N.A., The Bank of New York, SunTrust Bank, Central
                           Florida, N.A., Bank One, Kentucky, N.A., The Fuji Bank, Limited, New
                           York Branch, Crestar Bank, Bank of Tokyo-Mitsubishi Trust Company,
                           AmSouth Bank

         10 (e)            Revolving Credit Facility Agreement dated as of March 30, 1998 by and among NovaCare and certain of its subsidiaries and PNC Bank
                           N.A., Corestates Bank, N.A., First Union National Bank, Fleet National
                           Bank, Mellon Bank, N.A., The Bank of New York, SunTrust Bank, Central
                           Florida, N.A., Bank One, Kentucky, N.A., The Fuji Bank, Limited, New
                           York Branch, Crestar Bank, Bank of Tokyo-Mitsubishi Trust Company,
                           AmSouth Bank

         27                Financial Data Schedule

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                        NOVACARE, INC.
                                     ------------------------
                                        (REGISTRANT)




MAY 15, 1998                      BY /s/ ROBERT E. HEALY, JR.
                                     ------------------------
                                       ROBERT E. HEALY, JR.,
                                       SENIOR VICE PRESIDENT,
                                       FINANCE & ADMINISTRATION AND
                                       CHIEF FINANCIAL OFFICER




                                   BY /s/ BARRY E. SMITH
                                     ------------------------
                                       BARRY E. SMITH,
                                       VICE PRESIDENT,
                                       CONTROLLER AND
                                       CHIEF ACCOUNTING OFFICER