Form 10-K405
period 1998-06-30
NOVACARE INC
filed 1998-09-16
CIK 802843

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

                                 YES X      NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     AS OF SEPTEMBER 7, 1998, 62,535,789 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES WAS APPROXIMATELY $387,620,825. (DETERMINATION OF STOCK OWNERSHIP BY NON-AFFILIATES WAS MADE SOLELY FOR THE PURPOSE OF RESPONDING TO THIS REQUIREMENT AND THE REGISTRANT IS NOT BOUND BY THIS DETERMINATION FOR ANY OTHER PURPOSE.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III INCORPORATES INFORMATION BY REFERENCE FROM PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON NOVEMBER 5, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        NOVACARE, INC. AND SUBSIDIARIES

                  FORM 10-K -- FISCAL YEAR ENDED JUNE 30, 1998

                       CONTENTS AND CROSS REFERENCE SHEET
          FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K

FORM 10-K  FORM 10-K                                                                   FORM 10-K
PART NO.   ITEM NO.                            DESCRIPTION                             PAGE NO.
---------  ---------                           -----------                             ---------
I              1       Business....................................................        1
                              The Company..........................................        1
                              Industry Background..................................        2
                              Company Strategy.....................................        4
                              Outpatient Services..................................        5
                                 Strategy Statement................................        5
                                 Plan for Growth and Operations....................        5
                                 Business Profile..................................        6
                                 Competition.......................................        8
                                 Reimbursement/Government Relations................        9
                                 Government Regulation.............................        9
                              Long-term Care Services..............................       10
                                 Strategy Statement................................       10
                                 Plan for Growth and Operations....................       11
                                 Business Profile..................................       12
                                 Competition.......................................       14
                                 Reimbursement/Government Relations................       15
                                 Government Regulation.............................       16
                              Employee Services....................................       16
                                 Strategy Statement................................       16
                                 Plan for Growth and Operations....................       17
                                 Business Profile..................................       18
                                 Competition.......................................       20
                                 Government Regulation.............................       20
                              Insurance............................................       23
                              Employees............................................       23
                              Executive Officers of the Registrant.................       24
               2       Properties..................................................       25
               3       Legal Proceedings...........................................       25
               4       Submission of Matters to a Vote of Security Holders.........       25
II             5       Market for Registrant's Common Equity and Related
                         Stockholder Matters.......................................       26
               6       Selected Financial Data.....................................       27
               7       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.................................       28
               8       Financial Statements and Supplementary Data.................       36
               9       Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure..................................       56
III           10       Directors and Executive Officers of the Registrant..........       56
              11       Executive Compensation......................................       56
              12       Security Ownership of Certain Beneficial Owners and
                         Management................................................       56
              13       Certain Relationships and Related Transactions..............       56
IV            14       Exhibits, Financial Statement Schedules and Reports on Form
                         8-K.......................................................       56
Signatures.........................................................................       57

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

  Overview

     NovaCare, Inc. ("NovaCare" or the "Company") was formed in 1985 and is a national leader in physical rehabilitation services and employee services. In physical rehabilitation services, the Company treats 47,000 patients per day in cost-effective outpatient and long-term care settings and has achieved number one market shares in long-term care and orthotic and prosthetic rehabilitation. In addition, NovaCare is the nation's second largest provider of outpatient physical therapy and rehabilitation services and, through its 71% owned subsidiary NovaCare Employees Services, Inc. ("NCES"), the second largest employee services provider, or professional employer organization ("PEO"), administering the full array of human resource functions, including the management of health care benefits and workers' compensation, principally for small and medium-sized businesses.

     Physical rehabilitation services are the processes that restore individuals disabled by trauma, injury or disease to their optimal level of functionality and self-sufficiency. Across the health care spectrum, over 80% of individuals receiving physical rehabilitation services return to the community in productive endeavors or to active retirement. NovaCare's physical rehabilitation services are provided in two industry segments: (i) outpatient services -- providing outpatient physical therapy and rehabilitation, orthotic and prosthetic ("O&P") and occupational health rehabilitation services through a national network of patient care centers, and (ii) long-term care services -- providing rehabilitation therapy and health care consulting services on a contract basis to health care institutions, primarily long-term care facilities and acute care hospitals.

     The Company's employee services consist of comprehensive, fully integrated outsourcing solutions to human resource services, including payroll management, workers' compensation, risk management, benefits administration, unemployment services and human resource consulting services generally provided to small and medium-sized businesses through NCES. The Company believes it offers better solutions at the best value by providing a convenient integrated complement of services. The Company creates relationships with both its clients and worksite employees by contractually assuming certain administrative, regulatory and financial employer responsibilities with respect to worksite employees in a "co-employment" relationship.

  Corporate and Capital Structure Change

     NovaCare's strategy remains constant, however, a rapidly changing industry environment may dictate a new corporate and capital structure. The most critical success factor in all of the Company's businesses is recognizing and meeting the unique needs of its different customers. Clearly, the needs of long-term care providers are quite different from the needs of the payers, physicians and employers in the Company's outpatient services customer base.

     The capital requirements of the long-term care and outpatient services businesses also differ. NovaCare's long-term care business requires relatively little capital for growth. Stock price multiples in the long-term care sector are expected to be low for the foreseeable future, given the investment community's uncertainty regarding the recent changes in Medicare reimbursement. See "Reimbursement/Government Relations" discussed later.

     In contrast, the very fragmented outpatient services business offers substantial consolidation opportunities, with a corresponding need for capital to fund acquisitions. A stock with a higher price-earnings multiple that is typical of outpatient services industries would afford an attractive currency for strategic acquisitions and for raising capital.

     For all of these reasons, the Company is considering separating its physical rehabilitation services businesses into two publicly held companies -- a long-term care, geriatric-oriented business and an outpatient physical rehabilitation-oriented business. The precise course and timing the Company will follow depends on a variety of capital markets, tax, regulatory and operational issues.

INDUSTRY BACKGROUND

  Outpatient Services

     Outpatient services are rendered primarily in outpatient rehabilitation facilities, rehabilitation hospitals, rehabilitation units in acute care hospitals, rehabilitation clinics, industrial settings, schools and patients' homes. Health care professionals providing these services include physical and occupational therapists, physiatrists and other qualified rehabilitation physicians, orthotists, prosthetists, recreational therapists, rehabilitation counselors and others.

     The current market opportunity in outpatient services, inclusive of outpatient physical therapy and rehabilitation, O&P, occupational health and physician support services, is approximately $30 billion. The Company believes that the industry will grow at 5% per year due primarily to the following three factors:

     Proven cost-effectiveness of services. Providing outpatient services to patients who have suffered severe injury or disease can improve the patients' quality of life and return employees to the work place faster. Such services attempt to prevent short-term disabilities from becoming chronic conditions and to speed recovery from surgery and musculoskeletal injuries. A 1995 study by Health Insurance Corporation of America reported that for every dollar spent on rehabilitation services, $30 in future health care, lost wages, legal and other costs are saved. Purchasers and providers of outpatient services are seeking ways to reduce health care costs. Outpatient services health care professionals are able to provide services at lower costs than hospitals because of their lower overhead costs.

     Increased demand for services. Each year more than three million people are seriously injured due to auto accidents, sports injuries, strokes, heart attacks and other serious medical occurrences. These persons typically require outpatient services in order to regain their functionality. The high quality of life expectations for disabled people, the aging population and technological advances continue to drive demand for outpatient services.

     Comprehensive reimbursement for services. A broad array of payers cover the cost of outpatient services, including commercial health insurance, workers' compensation, managed care plans, employers, government programs and patients.

  Long-Term Care Services

     Depending on an individual's diagnostic and therapeutic needs, long-term care services are delivered primarily in skilled nursing facilities, acute care hospitals, rehabilitation agencies, patients' homes and assisted living facilities. These services are provided by a variety of health care professionals including occupational and physical therapists, speech-language pathologists, audiologists, respiratory therapists, physiatrists, rehabilitation nurses, social workers and others.

     Recent industry analysis suggests that the rehabilitation portion of long-term care services is an approximately $3.5 billion industry which is expected to grow by 5% per year. NovaCare believes that the industry's growth has been fueled primarily by the following three factors:

     Increased demand for services. Reimbursement for services, advances in technology, the aging population and high quality of life expectations for disabled and elderly people continue to drive demand for long-term care services. The reimbursement systems for patients in acute care hospitals encourages their discharge while they remain in need of rehabilitation services. Technological advances in medical care have lengthened lifespans and improved the quality of life for patients who have suffered injury or disease. The U.S. Bureau of the Census statistics show that the fastest growing segment of the population is the group over 65 years of age which is expected to increase 18% from 1996 to 2010 and 75% from 2010 to 2030. This group, among the 35 million Americans who have a disability and cannot perform basic physical activity or need assistance to do so, has the highest requirement for rehabilitation services. Approximately 75% of strokes and 70% of amputations occur in persons over the age of 65.

     Proven cost-effectiveness of services. Several studies have proven that the long-term care setting is a cost-effective setting for rehabilitation. An American Health Care Association 1995 study compared two groups of stroke and orthopedic patients and found that the functional outcomes for the group treated in skilled nursing facilities were the same as outcomes for the group treated in acute care hospitals; however, the cost of treatment in the skilled nursing facility was on average 30% lower than the cost of treatment in an acute care hospital. This study supported the findings of a similar report on stroke patients published in the Archives of Physical Medical Rehabilitation.

     Comprehensive reimbursement for services. Payments for long-term care services are covered by Medicare and Medicaid and are typically covered by commercial health insurance policies and managed care plans. Under the Omnibus Budget Reconciliation Act of 1987, long-term care facilities that participate in the Medicare program are required to offer physical therapy, occupational therapy and speech-language pathology services to improve the functionality of patients.

  Employee Services

     According to industry analysts, the PEO industry has approximately $22 billion in annual revenues with a historical growth rate over the last five years of approximately 30% per year. According to the U. S. Small Business Administration, there are nearly six million businesses in the United States with fewer than 500 employees, employing more than 52 million persons and with $1.2 trillion in aggregate annual payroll. The National Association of Professional Employer Organizations ("NAPEO") estimates that the PEO industry employs fewer than three million worksite employees. The Company believes, therefore, that approximately 49 million of these employees are currently unserved by the PEO industry.

     The PEO industry is highly fragmented. NAPEO data suggest that there are at least 2,400 PEOs currently in operation. According to industry analysts, the ten largest PEOs account for approximately 35% of existing revenues in the industry. The Company believes that significant consolidation opportunities exist within the PEO industry due to increasing industry regulatory complexity and capital requirements associated with developing larger service delivery infrastructures, more diversified services and more sophisticated management information systems.

     Demand for Services. The PEO industry evolved in the early 1980's in response to increasing employment and benefit costs, and the complexities of the legal and regulatory environment for the rapidly expanding small- to medium-sized business sector. The Company believes demand for PEO services will continue to increase as: (i) employment-related governmental regulation grows more complex, (ii) growth continues within the small- to medium-sized business community, (iii) the need to provide health and retirement benefits in a cost-effective convenient manner increases, and (iv) the business and regulatory communities accept and recognize the PEO industry. While various service providers, such as payroll processing firms, benefits and safety consultants and temporary services firms, are available to assist these businesses with specific tasks, such organizations do not typically provide the more comprehensive range of services generally offered by PEOs. PEOs enter into agreements with numerous small- to medium-sized employers, and can, therefore, achieve economies of scale as professional employers and offer benefits packages and human resource services at a level typically available only to larger companies which have greater resources to devote to human resources management. The Company believes PEO services will continue to experience growing demand because of the growing trend among small- to medium-sized employers to: (i) outsource non-core competencies, (ii) seek to reduce employee benefit costs, (iii) avoid employee-related risks and regulatory complexities, and (iv) attract better employees and retain them through improved benefit plans.

     Effectiveness of Services. According to estimates by the U.S. Small Business Administration, the management of an average small- to medium-sized business devotes from 7% to 25% of its time to employee-related matters, leaving management with less time to focus on core competencies. A National Federation of Independent Business survey of small businesses in 1996 showed that six of the top 13 major problem areas for small business are issues that can be addressed by PEOs. These include (with their rank in importance according to the survey): cost of health insurance (1), workers' compensation costs (3), federal paperwork (7), frequent changes in federal tax laws (9), finding qualified employees (11), and state/local paperwork (13). Work-related injuries cost employers over $53 billion in medical expenses and lost employee productivity each year, according to industry estimates. Employees are typically attracted to small and medium-sized businesses that provide them with an array of human resources benefits and services typically characteristic of large employers. An industry analyst's study indicated that 40% of the companies that outsourced services to a PEO upgraded their employee benefits offerings and one-fourth of those clients offered health care and other benefits for the first time.

COMPANY STRATEGY

  Values-Based Business

     NovaCare believes that the most important and differentiating quality of outstanding organizations is the set of values which inspires, unites and sustains them. Values are constant and enduring, and precede and underlie business plans, policies, procedures, practices, performance and outcomes. The Company's values are:

Credo                                 Helping Make Life a Little Better
Beliefs                               Respect for the Individual
                                      Service to the Customer
                                      Pursuit of Excellence
                                      Commitment to Personal Integrity
Purpose
  Outpatient and Long-term            To effectively meet the rehabilitation and health care
  Care Services                       service needs of our patients through clinical
                                      leadership.
  Employee Services                   To effectively provide better human resource solutions
                                      at the best value to our customers through service
                                      leadership.

     It is management's belief that NovaCare's values unify the Company and mandate an open, participative and empowered environment. Health care is changing at a remarkable pace and NovaCare is expanding into new businesses. The Company's values-based culture enables NovaCare to set aside the organizational anxiety and self-interest that often accompany change. The pursuit of the Company's values unlocks NovaCare's inherent capacity to drive change, creating substantial opportunity. It is management's opinion that NovaCare's people, values-driven culture and capacity for change are its greatest strengths and its competitive advantage

  Strategy Statement

     NovaCare's strategy is to achieve a leading market position in each of its businesses. Each of the industry sectors in which the Company participates is large, fragmented, growing and suit the Company's core competencies: outsourcing, information technology, human resource management, and consolidation and integration.

     Outsourcing. NovaCare provides cost-effective outsourced solutions to business. The Company's ability to understand and anticipate the needs of customers, while smoothly integrating into their operations, allows NovaCare's customers to focus on their business' core competencies. NovaCare provides services that its customers may not have the necessary scale, expertise, time or staff to provide themselves. The Company seeks to be a partner with its customers, whether a small business or a health care organization, adding and adapting services as customer needs change.

     Information Technology. NovaCare strives to improve its customers' performance by providing knowledge-based services and technology beyond the reach of their internal systems. For example, in response to the changes in reimbursement from Medicare to long-term care providers, NovaCare is currently enhancing its long-term care services business information systems that track patient assessment, utilization, census, case mix and outcomes. This same information technology capability that adds value for customers is utilized to improve NovaCare's efficiency and profitability.

     Human Resource Management. Due to the historically competitive environment for clinical rehabilitation professionals, NovaCare has developed strong capabilities to attract and retain employees, a critical success factor in service industries. With approximately 20,000 employees working in small groups in customer long-term care facilities and NovaCare outpatient centers, the Company has experience in effectively managing a highly dispersed workforce on a national level.

     Consolidation and Integration. NovaCare believes that its consolidation and integration program allows the Company to achieve the scale economies required to create margin opportunity and warrant the investment made in service differentiation. The Company focuses its consolidation activities in target geographic markets to leverage the cost of field management and concentrate its resources on the most critical relationships in a community. NovaCare orients the employees of acquired businesses to the Company's values, creating alignment with common goals which, in turn, facilitates integration.

OUTPATIENT SERVICES

  STRATEGY STATEMENT

     NovaCare's outpatient services strategy is to leverage its core competencies to expand its local market presence and enhance relationships with providers and payers to achieve market leadership. The strategy is based on management's belief that:

     - Health care is a local business. Local market growth is dependent upon relationships with physicians, hospitals, post-acute care and managed care delivery systems, employers and payers.

     - The highest margins in a market generally accrue to the provider with the greatest regional market share and scale.

     - Large integrated delivery systems comprising health care providers and payers will be networked to facilitate integrated patient care, to ease administration, and reduce costs for payers and providers and to ensure high quality care at competitive cost in local and regional geographic markets.

     - Outpatient physical therapy and rehabilitation services will continue to experience steady or growing demand because health care payer cost-containment efforts will continue to drive patients toward the most cost-effective health care solution to satisfy patients' needs and customers' requirements.

     - Purchasers of outpatient physical therapy and rehabilitation services will continue to emphasize cost-effective, clinically proven outcomes in the selection of rehabilitation providers.

     - Clinical superiority through technological leadership should produce a clear competitive advantage.

     - Costs can be lowered through clinical, operational and information systems innovations coupled with "flat" organizations having broad spans of control.

  PLAN FOR GROWTH AND OPERATIONS

     The Company's outpatient services growth plan has four principal components: (i) attain the leading position in target markets, (ii) develop occupational health services, (iii) focus growth efforts in select target markets, and (iv) ensure clinical leadership and outcomes.

     Attain the Leading Position in Target Markets. NovaCare plans to continue to expand the Company's extensive network of outpatient services sites in target geographic markets through acquisitions and start-up centers. Management believes that the size and density of NovaCare's outpatient services network in many markets positions the Company favorably to affiliate with health care delivery systems and to compete for referrals from managed care organizations, physician groups, hospitals and commercial customers. In fiscal 1998, the Company acquired 90 outpatient services businesses with aggregate pro forma annual revenues of $160 million, increasing its network of facilities by 41% to 910 locations.

     Develop Occupational Health Services. Occupational health integrates injury prevention with physician services, rehabilitation, case management and other ancillary services to return work-injured employees to the workplace as safely and quickly as possible. NovaCare provides "workplace-to-workplace" service, which combines worksite evaluation, injury/illness diagnosis, physician treatment, rehabilitation and back to work programs. The goal is to minimize health care and disability costs to employers while providing the employee the opportunity to recover, as fully as possible, from a workplace injury. The system includes a network of physician practices specializing in occupational health care, which oversees the workers' initial evaluation, care planning and clinical progress through their return to work. Treatment of patients is generally performed in health care centers equipped in a manner similar to NovaCare's outpatient physical therapy and rehabilitation centers.

     The Company plans to build on its existing foundation and to acquire established occupational health services practices, clinics and services in target geographic markets. The Company believes such acquisitions will complement the Company's expansion of outpatient physical therapy and rehabilitation services, capitalize on patient flow synergies and further position NovaCare for affiliation with hospital systems, managed care payers and commercial customers.

     Focus Growth in Select Target Markets. NovaCare intends to build and maintain leading market positions in 15 target geographic markets by leveraging relationships with leading health care providers in these target markets. The Company's goal is to enhance referral and health care system relationships, increase brand awareness and leverage its clinical resources and infrastructure investments in target markets. Management believes that with its combined outpatient services network, NovaCare is in a strong position to meet the needs of health care systems in a local or regional market. NovaCare offers the attributes that health care system partners find attractive: (i) dispersed outpatient services capabilities, (ii) cost-effective, clinically proven outcomes, and (iii) the financial ability to support network growth.

     Ensure Clinical Leadership and Outcomes. In a health care marketplace seeking the highest quality outcomes at the lowest possible costs, NovaCare believes that standardized, clinically proven treatment protocols can achieve superior results at a predictable cost. Innovative service and product offerings provides clinical differentiation. NovaCare's research and development efforts, particularly in O&P, are recognized worldwide for their achievements which improve the quality of life for patients. Carefully documented clinical outcomes, including functional improvement and patient satisfaction, are provided by the Company to referral sources and payers.

  BUSINESS PROFILE

     Outpatient services comprise: (i) outpatient physical therapy and rehabilitation services, (ii) O&P, and (iii) occupational health rehabilitation services. For the fiscal years ended June 30, 1998 and 1997, outpatient services represented 31% and 34%, respectively, of the Company's net revenues.

     Management believes that NovaCare is the second largest provider of freestanding outpatient physical therapy and rehabilitation services in the United States, with a national network of 506 centers, comprising stand-alone clinics, hospital-based clinics and employer on-site clinics in 29 states. Through these settings, approximately 1,000 licensed physical and occupational therapists develop individual treatment plans and utilize a sports medicine approach to rehabilitate patients and manage recovery from orthopedic surgery, injuries and disease-related conditions.

     Outpatient physical therapy and rehabilitation services include: (i) general rehabilitation, which is designed to return injured and post-operative patients to their optimal functional capacity, (ii) sports rehabilitation, which is designed to minimize the "downtime" of injured sports participants and safely return them to sports activities, (iii) industrial rehabilitation and work hardening, which are designed to reduce work-related injuries and rehabilitate and strengthen injured patients to allow a rapid, safe return to normal job activities, and (iv) hospital-based services, which involve the provision of inpatient and outpatient rehabilitation services on a contract basis to acute care hospitals.

     Patients are generally referred by physicians (most commonly orthopedists, physiatrists, primary care physicians, internists and neurologists), managed care insurers, workers' compensation insurers, case managers, industrial companies and rehabilitation nurses. In a number of states, patients can obtain outpatient therapy services by "direct access," without a physician's referral.

     NovaCare rehabilitates and conditions the athletes of 20 professional sports teams and more than 300 college and high school athletic programs.

     Analysts estimate that the outpatient physical therapy and rehabilitation industry approximates $6 billion. NovaCare's share of the industry total, based on fiscal 1998 revenues, is approximately 4%.

     NovaCare is the largest custom O&P patient care services organization in the U.S. with an approximate 16% market share of a $1.6 billion industry, based on fiscal 1998 revenues. Services are provided by 780 orthotists and prosthetists, referred to as practitioners, through 365 patient care centers.

     Orthotic rehabilitation involves the fitting, design, fabrication and use of custom-made braces and support devices for treatment of musculoskeletal conditions resulting from illness, injury or congenital anomalies. Prosthetic rehabilitation involves the fitting, fabrication and use of custom-made artificial limbs typically required by people who have suffered the loss of a limb from vascular diseases, diabetes, cancer or trauma. The Company, through its Sabolich(R) socket and myoelectric technology, is a nationally renowned leader in prosthetic research, design and patient care. Its breakthrough technology and research is believed by management to clinically differentiate NovaCare in O&P services worldwide.

     The principal referral sources for O&P rehabilitation services are vascular and orthopedic surgeons, primary care physicians, case managers and amputee support groups. However, other specialized physicians, such as physiatrists, and managed care payers have emerged as important referral sources. Secondary referral sources include physical therapists, orthopedic nurses, orthopedic technicians and other rehabilitation professionals.

     An O&P practitioner consults with the referring physician and the patient to formulate a prescription for and the design of a device that meets the patient's needs. The fitting process involves several phases in order to achieve the desired functional and cosmetic results. The average prosthetic patient visit requires one extended visit, followed by several shorter visits during the fitting process. Checkups and servicing occur once every two years, or several times a year for more active patients. The average orthotic patient visits are more variable because of the broad range of orthotic devices. Generally, there is one extended visit and a follow-up visit. The O&P device and patient care are priced on an all-inclusive basis and have a six-month warranty. Devices typically need replacement every three to five years.

     Occupational health services comprise treatment for work-related injuries and illnesses, physical and occupational rehabilitation therapy, pre-placement physical examinations and evaluations, case management, diagnostic testing and other employer-requested or government-mandated work-related health care services. The most common work-related injuries are soft tissue injuries, lacerations, moderate trauma injuries to the spine or extremities, and exposure to hazardous materials. Treatments typically are provided by specialized occupational health physicians, general practitioners, physicians assistants, physiatrists and physical therapists in a variety of settings, including specialized occupational health clinics, specialized occupational health Preferred Provider Organization ("PPO") networks, general health care clinics and physician offices and hospital emergency departments. The care providers generally are trained and experienced in occupational and industrial medicine or have other medical backgrounds compatible with work-related injuries.

     Customers for occupational health services are workers' compensation insurance companies, commercial and government self-insured employers that operate through third-party administrators, and employees covered by various insurance programs.

     The occupational health services market is highly fragmented and many providers of occupational health care, such as hospital emergency departments and general practitioners, are not specialized in occupational health care. The Company believes that, due to increasing business and regulatory complexity, capital requirements and the development of health care systems in local and regional markets, an increasing number of physicians specializing in occupational health services are seeking to affiliate with larger health care service organizations.

     Industry analysts estimate that there are more than 2,000 occupational health care locations in the United States, representing a $30 billion industry. Management estimates that approximately 95% of these centers are privately held, single-center businesses.

     The occupational health industry can be broadly divided into two categories: injury services and non-injury services. The injury services market consists of physicians, therapists and other health care professionals that provide the actual medical care for injured workers. The market for injury services is estimated to be about $22 billion, consisting of $4 billion in primary-care services and $18 billion in specialist and hospital care. The non-injury services market comprises case management, utilization management, bill review, claims processing, other administrative services and prevention programs related to managing an employer's workers' compensation program. The market for non-injury services is estimated to be about $4 billion. Some occupational health companies provide both injury and non-injury services, while others specialize in one or the other. NovaCare specializes in injury services and prevention programs.

     The dollar amount of workers' compensation claims has increased significantly in recent years, resulting in escalating employer costs. The increase is attributable to (i) an increase in work-related injuries and illnesses, (ii) the rise in the cost of health care, and (iii) the state regulated requirement that employers pay the majority of lost wages, replacement wages, legal and other benefit expenses. In the aggregate, currently, workers' compensation costs amount to $70 billion annually in the United States. An occupational health service is an employer's solution to controlling workers' compensation costs attributable to medical costs and lost time from work.

     Trends in workers' compensation and the general business environment favor growth of the occupational health industry. As both the volume of workers' compensation injuries and the cost per injury continue to increase in a competitive, cost-oriented business environment, employers and insurance companies will increasingly seek ways to reduce such costs. Work-related injuries are more costly to treat because they require longer durations of care and result in more frequent visits to health care providers than comparable non-work injuries; as such, specialized occupational health companies that have expertise in returning injured employees to work quickly and cost effectively are best positioned to benefit from future growth.

     NovaCare is one of the five largest occupational health services provider managing work injury rehabilitation and prevention programs for employers through on-site programs and outpatient care through the Company's 39 freestanding occupational health centers and its 506 outpatient rehabilitation clinics. NovaCare performs work-site analyses to assess workplace risk, provides work-site safety programs and helps employers comply with work-related state and federal requirements. By acquiring additional practices and related occupational health services in target markets, NovaCare plans to expand its linkage with workers needing occupational rehabilitation, enhance the patient volume of outpatient physical therapy and rehabilitation and increase the attractiveness of the Company to workers' compensation insurers, commercial customers and potential health care system affiliates.

  COMPETITION

     The health care industry in general, and rehabilitation in particular, is highly competitive and subject to continual changes in methods of service delivery and provider selection. Rehabilitation is largely a local market business and competition varies considerably among markets. NovaCare competes primarily in the 15 target geographic markets where its outpatient services patient care centers are located. The primary competitive factors in such local markets are: (i) quality of patient care services, (ii) charges for services,
(iii) responsiveness to meeting the needs of patients, customers, referral sources and payers, and (iv) increasingly, networked integration with other health care providers and payers.

     The Company believes that its national and local sponsorship and support of organizations for injured and disabled individuals and affiliations with professional sports teams enhance NovaCare's visibility, brand recognition and competitive position.

     In the outpatient physical therapy and rehabilitation business, key competitive factors include the ability to: (i) develop and maintain relationships with referral sources (physicians, rehabilitation professionals, hospitals and payers), and (ii) provide sufficient geographic coverage to allow the Company, alone or with other providers, to compete successfully for patients from managed care payers, workers' compensation payers and employers. The Company competes in local markets with other national, regional and local outpatient rehabilitation service providers, as well as hospital-based outpatient clinics and physician-directed therapy practices. Some of these competitors may have greater patient referral, personnel and geographic resources in certain local markets.

     Competition in the O&P industry is highly fragmented; however, there are several regional providers with multiple facilities in certain local markets. Management believes that the Company competes successfully within its local markets based on: (i) its reputation for quality and service, (ii) an ability to provide geographic coverage and competitive prices, (iii) affiliation with health care systems, and (iv) technologically superior O&P product offerings.

     In the occupational health services industry, the market is highly fragmented and competitive. The largest competitor in the industry has less than 4% market share. Competitors include other occupational health services companies, independent physicians, hospitals, insurance companies, HMO's, managed care providers and networks of primary care physician specialists. The ability to compete successfully is dependent upon: (i) returning employees to work quickly at the lowest cost for the care provided, (ii) expertise in treating work-related injuries, (iii) relationships with employers, employees and payer sources, and (iv) information systems to analyze utilization and outcome data.

  REIMBURSEMENT/GOVERNMENT RELATIONS

     The principal sources of reimbursement for outpatient services are commercial insurance, workers' compensation insurance, managed care plans, motor vehicle insurance, Medicare, Medicaid, and individual patients.

     Commercial Insurance. Traditional indemnity insurance plans constituted 24% of outpatient services' fiscal 1998 net revenues.

     Workers' Compensation. Workers' compensation is a state mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. (See "Government Regulation" in the "Employee Services" section below.) Workers' compensation represented approximately 18% of fiscal 1998 outpatient services' net revenues.

     Managed Care. NovaCare receives revenues under managed care plans either on a discounted fee-for-service basis or, in a growing number of cases, on the basis of capitated fees per covered member per month. Managed care plans represented approximately 18% of fiscal 1998 outpatient services' net revenues.

     Medicare and Medicaid. NovaCare receives reimbursement by Medicare and Medicaid for outpatient and occupational health care services primarily through NovaCare's certified rehabilitation agencies and on a fee schedule basis for O&P services. See "Government Regulation," discussed later. Medicare and Medicaid insurance programs represented approximately 23% of net revenues for outpatient services in fiscal year 1998.

  GOVERNMENT REGULATION

     The health care industry, including outpatient services, is subject to extensive Federal, state and local regulation. Various layers of regulation affect NovaCare's business by requiring licensure or certification of its employees and facilities and controlling reimbursement for services provided. Government and other third-party payers' health care policies and programs have been subject to changes in payment and methodologies for a number of years.

     NovaCare operates certified rehabilitation agencies to facilitate billing for a portion of its outpatient services. In order to receive Medicare reimbursement directly, outpatient centers must be certified by Medicare as rehabilitation agencies or comprehensive outpatient rehabilitation facilities. The certification criteria relate to the type of facility and its equipment, record keeping, staffing, and service, as well as compliance with all state and local laws. In addition, certain states require facilities to obtain state licensure as a health facility as a requirement for reimbursement. As of June 30, 1998, NovaCare operated 97 certified rehabilitation agencies for outpatient services. Management believes its operations are structured to comply with all applicable rules and regulations.

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

     Various state and Federal laws and regulations govern the relationships between providers of health care services and physicians, including employment or service contracts and investment relationships. These laws and regulations include the fraud and abuse provisions of the Medicare and Medicaid statutes, which prohibit the payment, receipt or offering of any direct or indirect remuneration for the referral of or to induce a referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment and the self-referral provisions of federal and state law which generally prohibit referrals by a physician to persons with whom the physician has certain types of financial relationships. Violations of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicare and Medicaid programs. Management believes it is in compliance with these laws and regulations and has established a compliance program to ensure conformance with these rules as well as other laws and regulations.

LONG-TERM CARE SERVICES

  STRATEGY STATEMENT

     The Company's long-term care services strategy is to leverage its core competencies to capitalize on structural change in the industry and further enhance its market leadership. The strategy is grounded in management's belief that:

     - Health care services in long-term care settings are changing dramatically as a result of the Balanced Budget Act of 1997 (the "BBA"). See "Reimbursement/Government Relations" discussed later. The new reimbursement policies promulgated by the BBA shift from a cost-based reimbursement to a per diem and fee schedule based reimbursement, reducing the amount reimbursed per patient. In management's opinion, this shift in reimbursement makes outsourcing alternatives even more attractive to long-term care providers, converting fixed costs to variable costs.

     - Reimbursement expertise and the ability to educate long-term care providers regarding the BBA will maximize opportunities and minimize risks for long-term care services providers.

     - Advanced information technology will differentiate providers based on their ability to support complex patient information and reimbursement requirements.

     - Reimbursement changes set forth in the BBA will change the clinical delivery model staffing mix from that dominated by registered therapists to expanded use of trained assistants and aides supervised by therapists, without a decline in clinical outcomes. Such a shift in caregivers will require experience, on a national scale, in work force recruiting, training, deployment and labor cost management.

     - Differentiated clinical programs in long-term care settings will attract higher acuity patients and increase census, which will be necessary to drive revenue growth for long-term care providers.

     - The aging of the population will increase the demand for long-term care services as the elderly consume a disproportionate amount of rehabilitation care.

     - Costs can be lowered through clinical and information system innovations coupled with "flat" management organizations having broad spans of control.

  PLAN FOR GROWTH AND OPERATIONS

     NovaCare's long-term care services business growth plan has five elements:
(i) capitalize on reimbursement expertise, (ii) manage census and acuity, (iii) enhance information system capabilities, (iv) ensure clinical leadership and measurable outcomes, and (v) reduce labor costs.

     Capitalize on Reimbursement Expertise. Medicare is the predominant payer of rehabilitation services to the long-term care industry. See "Reimbursement/Government Relations" discussed later. From July 1, 1998 through June 30, 1999, skilled nursing facilities are in a period of transition from cost based reimbursement, under salary equivalency guidelines, to fixed fee reimbursement under the prospective payment system ("PPS") for Medicare Part A services and fee schedule reimbursement for Medicare Part B services. This transition is one of the most sweeping changes for skilled nursing facilities since Medicare's inception. PPS changes are to be implemented at various times throughout the aforementioned period, depending upon a facility's cost-reporting year. Fee schedule reimbursement will take effect January 1, 1999.

     While attempting to effectively manage the implementation of these sweeping changes at varying times throughout the twelve month period, nursing and hospital facilities serving long-term care patients are grappling with delivering quality care while lowering costs enough to achieve a reasonable profit margin with Medicare's fixed per diem rates and fee schedules. NovaCare expects to capitalize on its reimbursement expertise to educate long-term care providers with regard to changes in Medicare reimbursement and service delivery to maximize their opportunities and minimize their risk.

     Manage Census and Acuity. PPS aligns reimbursement for services provided with patient acuity. The greater the patient acuity, the higher the level of reimbursement. Patients requiring rehabilitation services are among those receiving the highest level of reimbursement. NovaCare plans to continue its joint efforts with its long-term care customers to provide a cost-effective, high quality clinical care program that attracts high acuity rehabilitation patients.

     Enhance Information Systems Capabilities. The BBA increased the information requirements for long-term care patients, making reimbursement dependent on the timeliness and accuracy of specific information. The Company is currently enhancing its NovaNet PLUS information system to integrate with customer information systems and track patient assessments, utilization, census, case mix and outcomes.

     Ensure Clinical Leadership and Measurable Outcomes. Management believes that payers will ultimately demand that low cost be accompanied by proof of quality outcomes. The Company has developed information analysis and display systems that capture outcomes in a useable format. Management believes that, as payers become more sophisticated and require providers to prove the delivery of quality service, the Company's commitment to outcomes measurement, coupled with its emphasis on clinical performance, will enhance its competitive position.

     Reduce Labor Costs. The Company intends to continue to position itself as a low-cost provider of quality long-term care rehabilitation services. Clinical and technological improvements and innovation, coupled with an optimal operating and staffing model, are expected to lower the cost of service delivery. Management believes its efforts to flatten and increase the flexibility of the organization to respond to change, and its investment in efficiency enhancing clinical and administrative systems, will allow the Company to operate successfully in an increasingly challenging reimbursement environment.

  BUSINESS PROFILE

     NovaCare's long-term care services portfolio consists of contract therapy and management consulting delivered principally to long-term care providers and hospitals. For the fiscal years ended June 30, 1998 and 1997, long-term care services represented 39% and 53%, respectively, of the Company's net revenues.

  Contract Rehabilitation Services

     NovaCare provides multi-disciplinary rehabilitation therapy services on a contract basis to skilled nursing and assisted living facilities and hospitals. The multi-disciplinary team comprises physical and occupational therapists and assistants, speech-language pathologists and assistants, and rehabilitation aides working together to improve the ability of patients to perform the activities of daily living. Physical therapy enhances muscular and neurological responses and is designed to improve the patients' physical strength and range of motion. Occupational therapy is the evaluation and treatment of physical, cognitive and psychosocial performance deficits in activities of daily living. Speech-language pathology is the diagnosis and treatment of speech, language, voice and swallowing disorders.

     NovaCare is the largest independent contract rehabilitation provider to the long-term care industry. Analysts estimate that the market for therapy services delivered under contract to long-term care facilities is approximately $3.5 billion. The Company's market share is approximately 19%, as measured by fiscal 1998 net revenues. As of June 30, 1998, NovaCare provided these services in approximately 1,915 facilities located in 43 states.

     The long-term care industry has typically contracted for therapy services for the following reasons:

     Insufficient Caseload. The average nursing facility of approximately 100 beds has insufficient and/or fluctuating caseload, which makes it uneconomical to operate its own therapy program with full-time employment of therapists and the associated costs of management and administration. The economics for a nursing facility to operate its therapy program were exacerbated by the BBA, which is expected to further reduce the scale of nursing home therapy practices.

     Expertise. Therapy revenues represent a relatively small percentage of a long-term care facility's total revenues and operating activities. Reimbursement and regulatory complexities concerning appropriate patient assessment, utilization, documentation, denials management and quality oversight, if inadequately administered, can seriously erode the profitability of therapy programs staffed by and managed by employees of the long-term care facility. As a result, nursing facilities frequently choose to contract for specialized expertise, especially in view of the changing reimbursement environment.

     Innovative Service Offerings. Under an exclusive proprietary arrangement with Nautilus(TM), NovaCare and Nautilus(TM) have jointly developed resistance training equipment uniquely designed for senior citizens. This specially adapted strength and conditioning equipment coupled with exclusive therapy protocols developed by NovaCare were being utilized in 86 long-term care services sites as of June 30, 1998, as an inpatient and outpatient community-based wellness program known as "Vigor"(SM).

     Employer of Choice Programs. NovaCare's "Employer of Choice" initiatives comprise defined career ladders for clinical staff, training and competitive compensation and benefit programs, as well as management and technological support designed to attract and retain clinicians. At June 30, 1998, NovaCare employed 56 recruiters. Over the past two years, one-fifth of the therapists who joined NovaCare's contract rehabilitation business chose NovaCare as a result of employee referrals.

     NovaCare has been successful in hiring therapists and clinical extenders (assistants and aides) due in part to its "Employer of Choice" programs and clinical and systems support networks. The number of full-time-equivalent therapists and extenders hired in the Company's contract rehabilitation business during fiscal 1998 was 2,988.

     Clinical Support. A network of local and national clinical experts is available to all clinicians as support resources in all aspects of the clinical practice.

     Systems Support. NovaCare's proprietary information system, NovaNet PLUS, reduces therapist recordkeeping burdens, streamlines administrative activities and captures information of value to clinicians, management and customers. Integrated outcomes measurement was incorporated into the system in fiscal 1997. Information that is critical for patient and reimbursement management under the BBA are being incorporated into the system for fiscal 1999. Management believes that this innovative system enhances NovaCare's attractiveness as an employer of therapists.

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

     During fiscal years 1995 through 1998, NovaCare reduced its dependence on national multi-facility, long-term care companies. The percentage of NovaCare's long-term care services net revenues attributable to national multi-facility, long-term care companies declined to 25% at June 30, 1998 from 38% and 42% at June 30, 1997 and 1996, respectively, and from 47% at June 30, 1994. The Company is in the process of transitioning its two largest long-term care services customers to in-house therapy programs. The June 30, 1998 percentage of long-term care services' net revenues attributable to national chains, excluding these two customers was 8%. Business lost due to the in-house transition has been replaced with predominantly regional and independent customers, diversifying the Company's customer base and increasing long-term care services' net revenues from $523.3 million in fiscal 1996 to $656.9 million in fiscal 1998.

     Other than the impact of the Company's two largest long-term care services customers transitioning to in-house therapy programs, management does not expect in-house transitions to have a significant impact on future results due to the Company's reduced dependency on national multi-facility long-term care companies and the economic opportunity outsourcing provides. Of the 18,000 long-term care facilities in the United States, only approximately 4,100 are associated with large multi-facility long-term care companies. However, there may be no assurance that customers will not transition to in-house therapy programs and that the Company will be able to continue to replace contracts cancelled as a result of in-house conversions.

     NovaCare's therapist turnover in the contract rehabilitation business decreased in fiscal 1998 to 34% from 35% in fiscal 1997. Therapist turnover initiated by employees decreased from 31% in fiscal 1997 to 23% in fiscal 1998. The balance of therapist turnover was based on the Company's decision to terminate employment, principally due to in-house conversions. Therapist turnover rates in long-term care facilities have traditionally been higher than in other therapy settings.

     NovaCare has been compensated for its long-term care services on a fee-for-service basis, and generally collects payment for services from the long-term care facility, which in turn may receive reimbursement from Medicare, Medicaid, private insurance or the patient. Payments from Medicare and Medicaid are subject to complex regulations. Medicare regulations are subject to anticipated changes that may have a material effect on the long-term care services business. See "Reimbursement/Government Relations", discussed later. NovaCare generally indemnifies its customers against medical denials of reimbursement by third party payers, including Medicare. NovaCare has established internal utilization and documentation standards and systems to minimize denials. During the past two fiscal years, on average, less than 2% of NovaCare's long-term care services' net revenues were ultimately denied payment.

     NovaCare contracts predominantly with regional and local long-term care companies and independently-owned nursing facilities for the provision of rehabilitation therapy to their patients. Contracts are generally written for a period of two years and include automatic renewals for one year unless terminated. The pricing of services is generally stated in single year terms and renegotiated annually. Contracts are typically terminable upon 30 to 90 days' notice by either party. Contract turnover, exclusive of in-house conversion, has also declined to 3% in fiscal 1998 from 5% in fiscal 1997.

     In the current unsettled reimbursement environment (see "Reimbursement/Government Relations", discussed later), NovaCare believes that it is well-positioned to compete effectively with other contract therapy companies and the "in-house" alternative due to: (i) its highly centralized administrative functions and flexible organization structure that is responsive to business growth and industry change, (ii) a nationwide recruiting organization and substantial staffing capabilities, (iii) a multi-disciplinary team approach to therapy that is designed to deliver a high level of quality and efficient care, (iv) sophisticated management information systems to assist clinicians and management in analyzing clinical outcomes, therapy utilization, claim denials, staffing and educational activities, (v) a clinical support network to provide timely expert clinical advice to care providers, (vi) a nationwide sales organization to secure customer contracts in support of business growth, and (vii) reimbursement and regulatory expertise to assist long-term care facility operators in their dealings with third-party payers, principally Medicare.

  Health Care Management Consulting and Information Services

     The Company also delivers facility rehabilitation program management, consulting and information services to health care and long-term care institutions.

     Health Care Management Consulting Services. The Company provides rehabilitation program consulting and health care management services to long-term care and hospital facilities through the Polaris Group, a NovaCare business unit, and a 40%-owned subsidiary, Gill/Balsano Consulting, L.L.C. Demand for these services results from the complexities of regulatory and reimbursement changes in the long-term care and hospital industries. These services assist providers with strategic planning, utilization, census development, case mix management, documentation and record administration, receivables and denials management, cost reporting and quality oversight. The Company had arrangements to provide such services to approximately 800 facilities at June 30, 1998.

     Information Services. NovaCare delivers a range of services based on its proprietary NovaNet PLUS information system to its two largest long-term care customers. These customers utilize NovaNet PLUS throughout their organizations to: (i) promote a common clinical approach to case management, (ii) gather and analyze clinical outcomes information, (iii) increase therapist administrative and clinical efficiency, and (iv) provide operating unit financial information.

  COMPETITION

     NovaCare provides long-term care services on a national basis. The health care industry in general, and rehabilitation in particular, is highly competitive and subject to continual changes in methods of service delivery and provider selection. Rehabilitation is largely a local market business and competition varies considerably among markets.

     Key competitive factors in the long-term care services businesses include:
(i) the ability to provide reimbursement expertise in response to regulatory changes (see "Reimbursement/Government Relations), (ii) the ability to increase patient census and acuity levels through quality clinical care coupled with patient and physician awareness, (iii) innovative and flexible pricing alternatives compatible with customer needs, (iv) comprehensive and integrated patient information systems, (v) stable therapy staff to meet the therapy needs at customer facilities, and (vi) the ability to provide management and clinical support to such staff. NovaCare competes in its local markets with other national, regional and local contract therapy providers. NovaCare believes that in addition to being the largest independent provider of long-term care services, its industry leading reimbursement and regulatory expertise, demonstrated ability to deliver quality clinical care and build rehabilitation census, while offering multiple service pricing solutions, allows it to compete successfully with other contract therapy providers in the markets where it provides services. The nature of potential customers has changed and will continue to change as a number of large long-term care facility chains take all or part of their therapy services in-house. This may increase the competition for remaining customers. The Company has sought to diversify its customer base in the long-term care industry to replace business lost due to such in-house programs (see "Contract Rehabilitation Services," previously discussed).

  REIMBURSEMENT/GOVERNMENT RELATIONS

     Reimbursement for long-term care services is available through Medicare, Medicaid, commercial insurance, managed care programs, workers' compensation and other government programs. Medicare is a federally funded health program which provides health insurance coverage for certain disabled persons and persons age 65 or older. Medicaid is a health insurance program, jointly funded by the Federal and state governments, which provides health insurance coverage for certain financially or medically needy persons regardless of age. Medicaid benefits supplement Medicare benefits for financially needy persons age 65 or older. In many states, Medicaid reimburses for rehabilitation services for eligible recipients. The portion of long-term care services' net revenues that was reimbursed directly by Medicare and Medicaid for the years ended June 30, 1998, and 1997 was 5% and 7%, respectively. Regulations regarding Medicare and Medicaid eligibility, certification and reimbursement are, therefore, important to NovaCare's activities and changes in these programs or regulations could adversely affect NovaCare's business.

     Long-term care services are covered and reimbursed in one of two ways. In most cases, NovaCare bills a facility, which, in turn, invoices a third-party payer, such as Medicare. NovaCare also provides services through its own certified rehabilitation agencies, which directly bill a third-party payer, such as Medicare.

     Prior to April 10, 1998, Medicare reimbursed the long-term care facility for contract therapy services on a cost basis, and reimbursement levels were determined based on a reasonable-cost standard. Contract occupational therapy and speech-language pathology services were evaluated based upon the reasonableness of costs incurred by the provider under a "prudent buyer" standard. Specific guidelines existed for evaluating the reasonable cost of physical therapy and there were general guidelines for evaluating the reasonable cost of occupational therapy and speech-language pathology services. With respect to physical therapy, the specific guideline system was called salary equivalency, a method used to determine prudent hourly cost for physical therapy services in long-term care settings. The physical therapy salary equivalency rates had been adjusted annually based on a 1983 standard, but did not adequately reflect salary inflation since 1983. As a result, the portion of contract therapy services that relates to physical therapy services have been essentially a break-even business for many contractors, including NovaCare.

     During the past few years, the Health Care Financing Administration ("HCFA"), the Federal agency responsible for the rules governing Medicare and Medicaid, has issued several directives to its fiscal intermediaries instructing them on how to ensure therapy costs are reasonable. Intermediaries have been instructed to consider relevant facts and circumstances concerning a facility's contracting costs. The attention being given by HCFA to these instructions has increased scrutiny of contracting practices. NovaCare is working with its customers to resolve issues raised by fiscal intermediaries in cost report audits. Management does not believe that the ultimate resolution of these issues will have a material impact on the Company's financial position or results of operations.

     Effective April 10, 1998, HCFA implemented salary equivalency reimbursement guidelines for occupational therapy and speech-language pathology services and revised guidelines for physical therapy services. Physical therapy salary equivalency guidelines were increased in consideration of the substantial increases in salary and services standards since these guidelines were last revised. Based on the operating results of the long-term care services business for the fourth quarter of fiscal 1998, the first quarter under these salary equivalency guidelines, average net revenues per facility declined by approximately 20% and gross profit as a percentage of net revenues declined to 27% from 29% in the third quarter of fiscal 1998.

     The BBA enacted in August 1997 made a number of changes in the way Medicare will reimburse long-term care facilities and other providers for their services. Commencing July 1, 1998, these changes will take effect for long-term care facilities at different times throughout calendar years 1998 and 1999, depending on the starting date for each facility's Medicare cost reporting year. By June 30, 1999, the BBA mandates that each facility be reimbursed, for Medicare Part A services, under a comprehensive prospective payment system, which includes payment for therapy services in an all-inclusive per diem payment based on the acuity level of the patient. Medicare Part B services are covered by a fee schedule with total charges potentially being subject to an annual cap effective January 1, 1999. The application of an annual cap is being challenged by the long-term care services industry.

     The BBA also mandates changes to the payment structure for services provided through certified rehabilitation agencies. Implementation of these changes will be complete by January 1999. As with nursing homes, rehabilitation agencies will change from the current cost-based system to a system based on a fee schedule with an annual cap.

     On May 12, 1998, HCFA issued proposed regulations and per diem payment schedules for skilled nursing facilities which are subject to a 60-day comment period. On July 13, 1998, the comment period was extended an additional 60 days. The Company is unable to predict with certainty when and in what form the proposed regulations and reimbursement schedules will become final. By changing Medicare reimbursement to long-term care facilities from a cost basis to a fixed fee, the BBA is a fundamental change in the economic assumptions underlying patient care in long-term care facilities. Due to the extensive nature of the reimbursement changes specified by the BBA, the uncertainty regarding the application of fee schedules and an annual cap on Medicare Part B services, the effect these changes may have on the demand for services and management's inability to predict what portion of the PPS and fee schedule rates that NovaCare will be able to receive based on negotiated term of service contracts with its customers, the Company is unable to determine the impact that the BBA will have on its financial position on results of operations.

     In fiscal 1998, NovaCare also received direct reimbursement by Medicare for 4% of long-term care services' net revenues. See "Government Regulation", discussed later. NovaCare's certified rehabilitation agencies file annual cost reports under the Medicare program which are used to determine cost settlements for the prior year and interim payment rates for the upcoming year. Funds received under various state programs and Medicare are subject to audit with respect to proper application of the various payment formulas. These audits can result in retroactive adjustments of payments received from the program by NovaCare. If, as a result of such audits, it is determined that overpayments for services were made to NovaCare, the excess amount must be repaid by NovaCare to the government. If, on the other hand, it is determined that an underpayment was made, the government agency will make an additional payment to NovaCare.

  GOVERNMENT REGULATION

     In general, the provision of long-term care services is subject to the same extensive Federal, state and local regulation as outpatient services. For a discussion of these regulations, see "Government Relations" discussed above under the section "Outpatient Services." In addition, as with outpatient services, government and other third-party payers' health care policies and programs with respect to long-term care services have been subject to changes in payment and methodologies for a number of years. See "Reimbursement/ Government Relations" previously discussed. Management believes its long-term care services operations are structured to comply with applicable laws and regulations and has established a compliance program to ensure conformance with these laws and regulations.

     As with outpatient services, NovaCare operates certified rehabilitation agencies to facilitate billing for a portion of its long-term care services. As of June 30, 1998, NovaCare operated 23 certified rehabilitation agencies for long-term care services.

EMPLOYEE SERVICES

  STRATEGY STATEMENT

     The Company's strategy is to be the preferred human resources partner by leveraging operational excellence, technology and strategic alliances to achieve market leadership. The strategy is based on management's belief that:

     PEO services will continue to experience growing demand because of the trend among small- to medium-sized employers to: (i) outsource non-core competencies, (ii) reduce employee benefit costs, (iii) avoid employee-related risks and regulatory complexities, and (iv) attract better employees through improved benefit plans.

     - The market for PEO services, based on analyst reports, is more than 95% unserved and is expected to grow at the rate of 30% per year for the next five years.

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

     - In selecting PEO providers, small- to medium-sized businesses will increase their emphasis on cost-effectiveness, service excellence and the breadth of services provided.

     - Employees are attracted to small and medium-sized businesses that provide employees with human resource services characteristic of large employers.

     - Strategic alliances will enable PEO's to enhance endorsement opportunities, widen the network distribution channel and broaden the service/product offering.

  PLAN FOR GROWTH AND OPERATIONS

     NovaCare's subsidiary, NCES, is the second largest PEO in the United States. NCES commenced operations in October 1996, concurrent with the acquisition of Resource One, Inc., a PEO based in Florida. In February 1997, NCES acquired three additional PEOs. NCES completed its initial public offering in November 1997 with an offering of 5,750,000 shares of common stock. In fiscal 1998, NCES acquired PEOs in Arizona and Maryland. As of June 30, 1998, NCES served approximately 3,000 client organizations with approximately 53,000 employees at more than 5,000 worksites primarily in ten industries and 45 states, including 20,000 employees employed by the Company in its outpatient services and long-term care services businesses.

     NCES intends to grow through (i) increasing investment in sales and marketing, (ii) focusing on geographic expansion, (iii) targeting high potential industries and services, (iv) acquiring PEOs and other employee service providers, and (v) entering into strategic alliances.

     Increasing Investment in Marketing and Sales. The Company's management is experienced in building businesses utilizing focused marketing strategies and professional sales forces. A significant part of NCES's marketing strategy is the continued development of its brand identity. By utilizing the nationally advertised brand name of NovaCare, NCES believes it will achieve a strong brand identity at lower cost. NCES believes that its marketing efforts will benefit from its brand strategy. NCES's brand promise is to provide better human resources solutions at the best value for its clients. By cost effectively and consistently delivering against this service commitment, NCES believes it will attain a brand name reputation for operational excellence among existing and potential clients.

     Focusing on Geographic Expansion. NCES has identified key attractive geographic target markets and has established a plan for entering those markets. The target markets are primarily those markets in which the relationship with NovaCare provides existing employee and potential new client base density. NCES believes that NovaCare's clients and other extensive business-to-business relationships represent significant opportunities to grow in these target markets. By concentrating on markets where NovaCare has achieved density, NCES will seek to have scale economies immediately because it already co-employs NovaCare's employees. NCES believes that its market development model will enable it to penetrate new markets quickly. This market development model consists of a highly structured sales management control system and efficient selling process.

     Entry priority for specific markets is determined by the level of PEO competition, the state regulatory environment and access to infrastructure to support operations. Since November 1997, NCES has entered Atlanta and Philadelphia as start up operations, while Phoenix and Maryland/Washington, D.C. were entered via acquisition. This market expansion model is expected to provide a significant basis for future growth.

     Targeting High Potential Industries and Services. Targeted industries will vary from market to market depending on economic characteristics and business demographics of each geographic location. NCES intends to focus on industries with high gross profit per worksite employee and significant workers' compensation profit opportunities. High potential industries are those, such as health care and construction, that NCES believes could benefit most from its risk management expertise (e.g., traditional high workers' compensation classifications) and its offering of an extensive benefits package (e.g., industries facing a shortage of workers). Other high potential industries would include those characterized by rapid growth or change. The sales force is expected to utilize the key industry strategy and become expert in one or more select industries in the markets in which they are operating.

     NCES intends to enhance its service offerings to include temporary staffing, training, recruiting and human resource consulting.

     Acquiring PEOs and Other Employee Service Providers. The Company believes that the opportunities for PEO consolidation are substantial with at least 2,400 PEOs (according to an estimate by NAPEO) operating in a highly fragmented industry. The Company believes that industry consolidation will be driven by increasing industry and regulatory complexity, increasing capital requirements and the significant economies of scale available to PEOs with a concentration of clients and employees in target markets. NCES intends to make opportunistic acquisitions where appropriate to achieve greater density in targeted geographic markets.

     Entering into Strategic Alliances. NCES is creating strategic alliances with service providers to small and medium-sized businesses. For example, the Florida Home Builders Association, an organization that has 17,000 members with 450,000 employees, has endorsed the Company as the PEO of choice for its members. Additionally, The Greater Philadelphia Chamber of Commerce has endorsed NCES as the exclusive PEO of choice for its 6,000 small business client members under a three-year arrangement. With the trend toward outsourcing non-core competencies, small and medium-sized businesses typically have service relationships with accountants, attorneys, banks, trade associations and other business advisors. Alliances with these service providers offer a cross-selling opportunity for the NCES's services. Other potential alliances being pursued include additional product or service offerings, as well as creating additional sales distribution channels. NCES intends to develop such alliance opportunities as an extension of its sales and marketing capability.

  BUSINESS PROFILE

     As co-employer of worksite employees, NCES assumes responsibility for and manages the risks associated with: (i) worksite employee payroll, (ii) employee-related benefits, such as workers' compensation and health care insurance coverage, and (iii) compliance with certain employment-related governmental regulations that can be effectively managed away from the client's business. The client retains responsibility for supervision and direction of the worksite employees' services in its business and generally remains responsible for compliance with other employment-related governmental regulations that are more closely related to worksite employee supervision. The service fee charged by NCES to its clients covers the cost of certain employment-related taxes, workers' compensation insurance coverage and risk management services, administrative and field services, wages of worksite employees and the client's portion of health and retirement benefit plan costs. NCES also provides other value-added services such as temporary staffing, recruiting, training and human resource consulting.

     NCES believes its services enable small and medium-sized businesses to cost-effectively manage and enhance the employment relationship by: (i) controlling the risks and costs associated with workers' compensation, workplace safety and employee-related litigation, (ii) providing employees with high quality health care coverage and related benefits, (iii) managing the increasingly complex legal and regulatory environment affecting employment, (iv) providing payroll and human resource administrative services that are reliable and accurate, and (v) achieving scale advantages typically available to larger organizations.

     NCES contractually assumes certain administrative, regulatory and financial employer responsibilities with respect to worksite employees in a "co-employment" relationship. NCES believes its clients benefit from its services by: (i) improving profitability through lowering or controlling costs associated with workers' compensation, health insurance, other benefit coverage and regulatory compliance, (ii) improving productivity through reducing the time and effort expended by business owners and executives to deal with the complexities of employment management, enabling them to focus on their business core competencies and growth, and (iii) improving employee satisfaction and performance. NCES helps employers improve job satisfaction and performance of the worksite employees by providing improved health care and related benefits, delivering training programs, and delivering dependable payroll and benefits administration.

     In order to implement its strategy to create a more satisfying and more productive relationship between employers and employees, NCES provides six primary categories of employee services: (i) workers' compensation cost containment and safety management, (ii) unemployment insurance cost containment,
(iii) employee benefits procurement and administration, (iv) human resources and compliance management, (v) payroll management, and (vi) other value-added services. By engaging NCES to provide these services, clients can focus on their core competencies.

     These services are provided under NCES's PEO service agreement, which typically has an initial one-year term; thereafter, the agreement is renewed periodically, generally yearly. The agreement is subject to termination by NCES or the client upon 30 days' prior written notice. Service revenues, billed to clients along with each periodic payroll, are based on a pricing model that takes into account the gross pay of each employee and a mark-up, which includes the estimated costs of employment-related taxes, providing insurance coverage and benefit plans, performing human resources, payroll, benefits and compliance management and other services and an administration fee. The specific mark-up varies by client based principally on the workers' compensation classification of the worksite employees, their human resource needs and the size of the client. Accordingly, NCES's average mark-up percentage will fluctuate based on client mix.

     Clients are required to pay NCES its total fee concurrent with the applicable payroll date. Although NCES is ultimately liable as the employer to pay employees for work previously performed, it retains the right to terminate the PEO services agreement as well as the employees upon non-payment by a client, which limits any future liability. This right and the periodic nature of payroll, combined with client credit verifications and NCES' client selection process, are used to control this exposure.

     Workers' Compensation Cost Containment and Safety Management. Pursuant to NCES's PEO services agreement, NCES assumes the obligations of its clients to pay workers' compensation claims. See "Government Regulation" below for a discussion of workers' compensation. NCES seeks to control its workers' compensation costs through comprehensive risk evaluation of prospective clients, the prevention of workplace injuries, timely intervention with employee injuries, aggressive management of the medical costs related to such injuries and the prompt return of employees to work. NCES seeks to prevent workplace injuries by implementing a wide variety of training and safety programs. NCES's efforts to return employees to work quickly involve both rehabilitation services and the placement of employees in transitional, light-duty positions until they are able to resume their former positions.

     Unemployment Insurance Cost Containment. Pursuant to NCES's PEO services agreement, NCES also assumes the obligation of its clients to pay unemployment insurance costs. NCES manages its unemployment insurance costs by establishing employee termination procedures, timely responding to unemployment claims, attending unemployment hearings and attempting to reassign employees to other worksites when a reduction in force occurs at any one worksite location.

     Employee Benefits Procurement and Administration. Pursuant to NCES's PEO services agreement, NCES is required to provide mandated employee benefits to the worksite employees. Additionally, NCES offers worksite employees a voluntary benefits package, that includes several health care options, such as point-of-service ("POS"), PPO, HMO and indemnity plans. Supplemental benefit programs offer dental care, prescription drugs, and life and disability insurance options. NCES also offers 401(k) retirement savings (a profit-sharing plan with an employee contribution feature) and cafeteria style plans to its eligible employees. NCES believes that its ability to provide and administer a wide variety of employee benefits on behalf of its clients tends to mitigate the competitive disadvantage small and medium-sized businesses normally face in the areas of employee benefit cost control and employee recruiting and retention.

     Human Resources and Compliance Management. Pursuant to NCES's PEO services agreement, NCES provides comprehensive human resources services to its clients. These services reduce the employment-related administrative burdens faced by its clients, and provide worksite employees with a wide array of benefits typically offered by large employers. NCES develops and administers human resources policies and procedures for each of its clients, relating to, among other things, recruiting, retention programs, performance management, discipline and terminations. NCES also provides orientation, training and development, counseling and substance abuse awareness for worksite employees.

     By contract, NCES generally assumes responsibility for complying with many employment-related regulatory requirements. In addition, NCES assists its clients in understanding and complying with other employment-related requirements for which NCES does not assume responsibility. Laws and regulations applicable to employers include state and Federal tax laws, state workers' compensation laws, state unemployment laws, occupational safety laws, immigration laws, and discrimination, sexual harassment and other civil rights laws.

     Payroll Management. Pursuant to the PEO services agreement, NCES is responsible for payroll processing, check preparation, distribution and recordkeeping, payroll tax deposits, payroll tax reporting, employee file maintenance, unemployment claims and monitoring and responding to changing regulatory requirements. NCES indemnifies the client against NCES's failure to comply with regulatory requirements. Payroll reports are prepared for clients for financial and other recordkeeping purposes. Provision of these services by NCES generally reduces the client's employment liabilities and allows clients to focus on their core business.

     Other Value-Added Services. NCES offers rehabilitation temporary staffing in the long-term care industry. The rehabilitation temporary staffing service currently can draw on a pool of over 6,000 rehabilitation clinicians to provide staff to health care providers, at which over 2,500 worksite employees were performing services during the fourth quarter of fiscal 1998. This business is supported by technology, which provides detailed recruitment and sales productivity information for management purposes. It also generates billing and utilization reports for clients.

     NCES also plans to offer additional value-added services to clients and worksite employees. Such services may include such things as temporary staffing to non-health care clients, employee recognition programs, travel discount arrangements, vision care, credit union membership, smart cards, warehouse club memberships and various financial services. Some of these services may generate fee income or commissions for NCES.

  COMPETITION

     The PEO industry consists of at least 2,400 companies, most of which serve a single market or region. NCES believes that it is the second largest PEO in the United States. NCES considers its primary competition to include: (i) traditional in-house human resources departments; (ii) other PEOs, and (iii) providers of unbundled employment-related services such as payroll processing firms, temporary employment firms, commercial insurance brokers, human resource consultants, workers' compensation insurers, HMOs and other specialty managed care providers.

     Competition in the highly fragmented PEO industry is generally on a local or regional basis. Management believes that the primary elements of competition are quality of service, choice and quality of benefits, reputation and price. NCES believes that brand recognition, regulatory expertise, financial resources, risk management, information technology capability, strategic alliances and economies of scale can distinguish a large-scale PEO from the rest of the industry. NCES believes that it competes favorably in these areas.

     NCES believes that barriers to entry into the PEO industry are increasing primarily due to the following factors: (i) the complexity of the PEO business and the need for expertise in multiple disciplines; (ii) the three to five years of experience required to establish experience ratings in key cost areas of workers' compensation, health insurance and unemployment; and (iii) the need for sophisticated management information systems to track all aspects of business in a high growth environment.

  GOVERNMENT REGULATION

     NCES is subject to local, state and Federal regulations, which include operating, fiscal and licensing requirements. Adding complexity to NCES's regulatory environment are: (i) uncertainties resulting from the non-traditional employment relationships created by PEOs, (ii) variations in state regulatory schemes, and (iii) the ongoing evolution of regulations regarding health care and workers' compensation.

     Many of the Federal and state laws and regulations relating to tax, benefit and employment matters applicable to employers were enacted prior to the development of non-traditional employment relationships and, accordingly, do not specifically address the obligations and responsibilities of PEOs or the co-employment relationship. Moreover, NCES's PEO services are regulated primarily at the state level. Regulatory requirements regarding NovaCare's business therefore vary from state to state, and as NCES enters new states it will be faced with new regulatory and licensing environments. There can be no assurance that NCES will be able to satisfy the licensing requirements or other applicable regulations of any particular state, that it will be able to provide the full range of services currently offered, or that it will be able to operate profitably within the regulatory environment of any state in which it does not obtain regulatory approval. The absence of required licenses would require NCES to restrict the services it offers. New legislation or new interpretations of current licensing and regulatory requirements could impose operating or licensing requirements on NovaCare which it may not be able to satisfy or which could have a material adverse effect on NCES's business, financial condition, results of operations and liquidity. Additionally, interpretation of such legislation or regulation by regulatory agencies with broad discretionary powers could require NCES to modify its existing operations materially in order to comply with applicable regulations.

     The application of many laws to NCES's PEO services will depend on whether NCES is considered an employer under the relevant statutes and regulations. The Internal Revenue Service ("IRS") is currently examining this issue. See "Employee Benefit Plans" below. In addition, from time to time there have been proposals to enact a statutory definition of employer for certain purposes of the Internal Revenue Code of 1986, as amended (the "Code").

     PEO Licensing Requirements. A critical aspect of the growth of the PEO industry has been increasing recognition and acceptance of PEOs by state authorities. While many states do not explicitly regulate PEOs, approximately one-third of the states have passed laws that have licensing or registration requirements for PEOs and several additional states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. NCES is licensed in thirteen states and expects to be licensed in several more over the next twelve months. State regulation assists in screening insufficiently capitalized PEO operations, imposes requirements regarding payment of wages, taxes, benefits and workers' compensation and resolves issues concerning an employee's status for specific purposes under applicable state law. Because existing regulations are relatively new, there is limited interpretive or enforcement guidance available. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time.

     Federal and State Employment Taxes. NCES assumes the responsibility and liability for the payment of Federal and state employment taxes with respect to wages and salaries paid to its employees, including worksite employees. To date, the IRS has relied extensively on the common law test of employment in determining employer status and the resulting liability for failure to withhold. However, the IRS has formed a Market Segment Study Group for the stated purpose of examining whether PEOs, such as NCES, are the employers of the worksite employees under the Code provisions applicable to Federal employment taxes and, consequently, whether they are exclusively responsible for payment of employment taxes on wages and salaries paid to such employees. Another stated purpose of the Market Segment Study Group is to determine whether owners of client companies can be employees of PEOs under the Federal employment tax laws.

     The interpretive uncertainties raised by the Market Segment Study Group may affect NCES's ability to report employment taxes on its own account rather than for the accounts of its clients and would increase administrative burdens on NCES's payroll service function. In addition, while NCES believes that it can contractually assume the client company's withholding obligations, in the event NCES fails to meet these obligations, the client company may be held jointly and severally liable for those obligations.

     Employee Benefit Plans. NCES offers various employee benefit plans to its worksite employees, including 401(k) plans, cafeteria plans, group health plans, group life insurance plans, group disability insurance plans and employee assistance programs. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     The Market Segment Study Group established by the IRS is examining whether PEOs, such as NCES, are the employers of worksite employees under Code provisions applicable to employee benefit plans and consequently able to offer to worksite employees benefit plans that qualify for favorable tax treatment. The Market Segment Study Group is also examining whether client company owners are employees of PEOs under Code provisions applicable to employee benefit plans. NCES is unable to predict the actual timing or nature of the findings of the Market Segment Study Group or the ultimate outcome of such conclusions or findings. If the IRS study were to conclude that a PEO is not an employer of its worksite employees for plan purposes, worksite employees might not be able to continue to make contributions to NCES's 401(k) plans or cafeteria plans. NCES believes that although unfavorable to NCES, a prospective application by the IRS of an adverse conclusion would not have a material adverse effect on its financial position and results of operations. If such conclusion were applied retroactively, employees' vested account balances would become taxable immediately, NCES would lose its tax deduction to the extent the contributions were not vested, the plans' trusts would become taxable trusts and penalties could be assessed. In such a case, NCES would face the risk of client dissatisfaction as well as potential litigation. A retrospective application by the IRS could have an adverse effect on NCES's business, financial position, and results of operations and liquidity. While NCES believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

     In addition to the employer/employee relationship requirement described above, pension and profit-sharing plans, including NCES's 401(k) plans, must satisfy certain other requirements under the Code. These other requirements are generally designed to prevent discrimination in favor of highly compensated employees to the detriment of non-highly compensated employees with respect to both the availability of, and the benefits, rights and features offered in, qualified employee benefit plans. NCES applies the nondiscrimination requirements of the Code at both a consolidated and client company level to ensure that its 401(k) plans are in compliance with the requirements of the Code.

     Workers' Compensation. Workers' compensation is a state-mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. In exchange for providing workers' compensation coverage for employees, employers are not subject to litigation by employees for benefits in excess of those provided by the relevant state statute. In most states, the extensive benefits coverage (for both medical costs and lost wages) is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or employer self-insurance. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. These laws establish the rights of workers to receive benefits and to appeal benefit denials. Workers' compensation laws also regulate the methods and procedures which NCES may employ in its workers' compensation managed care programs.

     As a creation of state law, workers' compensation is subject to change by each state's legislature and is influenced by the political processes in each state. Several states have mandated that employers receive coverage only from state-operated funds. Other states have adopted legislation requiring that all workers' compensation injuries be treated through a managed care program. While such legislation may increase the market for NCES's workers' compensation managed care services, it may also intensify the competition faced by NCES for such services. In addition, Federal health care reform proposals include a proposal that may require 24-hour health coverage, in which the coverage of traditional employer-sponsored health plans is combined with workers' compensation coverage to provide a single insurance plan for health problems, whether or not related to work. Incorporating workers' compensation coverage into conventional health plans may adversely affect the market for NovaCare's services and may intensify the competition faced by NCES from HMOs and other health care providers. Moreover, because workers' compensation benefits are mandated by law and are subject to extensive regulation, payers and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. Finally, because workers' compensation programs vary from state to state, it is difficult for payers and multi-state employers to adopt uniform policies to administer, manage and control the costs of benefits.

     Other Employer-Related Requirements. As an employer, NCES is subject to a wide variety of Federal, state and local laws and regulations governing employer-employee relationships, including the Immigration Reform and Control Act, the Americans with Disabilities Act, the Family and Medical Leave Act, the Occupational Safety and Health Act, wage and hour regulations, and comprehensive local, state and Federal civil rights laws and regulations, including those prohibiting discrimination and sexual harassment. The definition of employer may be broadly interpreted under these laws.

     Responsibility for complying with various state and Federal laws and regulations is allocated by agreement between NCES and its clients, or in some cases is the joint responsibility of both. Because NCES acts as a co-employer with the client company, it is possible that NCES could incur liability for violations of laws even though NCES is not contractually or otherwise responsible for the conduct giving rise to such liability. NCES's standard client agreement generally provides that the client will indemnify NCES for liability incurred as a result of an act of negligence of a worksite employee under the direction and control of the client or to the extent the liability is attributable to the client's failure to comply with any law or regulation for which it has specified contractual responsibility. However, there can be no assurance that NCES will be able to enforce such indemnification and NCES may therefore be ultimately responsible for satisfying the liability in question.

INSURANCE

     The Company maintains professional liability insurance in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business. The Company also maintains property and general liability insurance for the customary risks inherent in the operation of business in general. While NovaCare believes its insurance policies to be adequate in amount and coverage for its current operations, there can be no assurance that any future claims will not exceed the limits of those policies or that such insurance will continue to be available.

EMPLOYEES

     At June 30, 1998, the Company had approximately 53,000 employees. Of these, approximately 7,500 were outpatient services personnel, 11,000 were long-term care services personnel and 34,200 were employee services personnel. Of the employee services personnel, approximately 400 were "administrative" employees and 33,800 were worksite employees of client companies. NovaCare's employees are not represented by any labor union and the Company is not aware of any current activity to organize any of its non-worksite employees. Management considers relations between the Company and its employees to be good. For information with respect to the Company's worksite employees, see "Business Profile" in the "Employee Services" section above.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of NovaCare who served during the fiscal year are as follows:

                   NAME                                          POSITION                         AGE
                   ----                                          --------                         ---
John H. Foster............................  Chairman of the Board and Director                    56
Timothy E. Foster.........................  Chief Executive Officer and Director                  46
James W. McLane...........................  President, Chief Operating Officer and Director       59
Daryl A. Dixon............................  President and General Manager, Long-term Care
                                              Services                                            38
Ronald G. Hiscock.........................  President and General Manager, Outpatient Services    47
Robert E. Healy, Jr. .....................  Senior Vice President, Finance and Administration
                                            and Chief Financial Officer                           45
Laurence F. Lane..........................  Senior Vice President, Regulatory Affairs             53
Steven M. Wise............................  Senior Vice President, Information Systems and
                                            Chief Information Officer                             42
Susan J. Campbell.........................  Vice President, Investor Relations                    47
Richard A. McDonald.......................  Vice President and Treasurer                          51
Barry E. Smith............................  Vice President, Controller and Chief Accounting
                                            Officer                                               45
James T. Walmsley.........................  Vice President, Reimbursement                         48

     No family relationships exist among any of the directors or executive officers of NovaCare. Executive officers serve at the discretion of the NovaCare Board of Directors.

     JOHN H. FOSTER has been Chairman of the Board of NovaCare since December 1984. From 1984 to May 1997, he was also Chief Executive Officer of the Company. Mr. Foster is also Chairman of the Board and Chief Executive Officer of Integra, Inc., a national mental health services company, and a director of Corning Incorporated, an international corporation with business interests in specialty materials and communications, as well as a director of NCES. Mr. Foster is founder and Chairman of the Board of Foster Management Company, an investment advisor, and general partner of various venture capital investment funds. He was also the founder, Chairman of the Board and Chief Executive Officer of RehabClinics, Inc., which was acquired by NovaCare in February 1994.

     TIMOTHY E. FOSTER has been Chief Executive Officer of the Company since May 1997. From October 1994 until May 1997 he was President and Chief Operating Officer. He served as Senior Vice President, Finance and Administration and Chief Financial Officer of NovaCare from November 1988 to October 1994, Treasurer from March 1992 to October 1994, Secretary of the Company from September 1987 to May 1994 and has been a director since December 1984. Mr. Foster currently serves as a Director of Integra, Inc., a national mental health services company, a position he has held since February 1995, as well as a director of NCES. Mr. Foster also serves as a consultant to Foster Management Company.

     JAMES W. MCLANE has been President and Chief Operating Officer and a director of the Company since May 1997. From 1991 to 1997, Mr. McLane served as Chief Executive Officer of Aetna Health Plans and as Executive Vice President of Aetna Life and Casualty. He is also a director of FemRx, Inc. a medical device manufacturer, and Alignis, Inc., a complementary health care services company.

     DARYL A. DIXON has been President and General Manager of NovaCare's Long-term Care Services, formerly the Contract Rehabilitation Division, since January 1994, and was Vice President, Operations of the Contract Rehabilitation Division from November 1992 until January 1994.

     RONALD G. HISCOCK has been President and General Manager of NovaCare's Outpatient Services, formerly the Outpatient Division, since February 1996 and had been President and General Manager of NovaCare's Orthotics and Prosthetics Division from April 1995 to February 1996. He joined NovaCare in June 1992 as the East Region President for the Orthotics and Prosthetics Division and was the Division's Vice President of Operations from July 1994 through March 1995.

     ROBERT E. HEALY, JR. has been Senior Vice President, Finance and Administration and Chief Financial Officer since December 1995. From January 1994 to December 1995, he was Vice President, Finance and Chief Financial Officer of NovaCare's Contract Rehabilitation Division. He served as Vice President, Finance and Chief Accounting Officer of the Company from March 1992 to January 1994.

     LAURENCE F. LANE has been Senior Vice President, Regulatory Affairs of NovaCare since October 1994. From November 1986 to October 1994, he was Vice President, Regulatory Affairs.

     STEVEN M. WISE has been Senior Vice President, Information Systems and Chief Information Officer since January 1998. He was Vice President, Information Systems and Chief Information Officer from December 1995 to January 1998. He joined NovaCare in 1993 as Director, Systems and Programming, for the Contract Rehabilitation Division.

     SUSAN J. CAMPBELL has been Vice President, Investor Relations of NovaCare since April 1994. She joined NovaCare in March 1993 as Director of Investor Relations and also served as Vice President, Communications from April 1995 to March 1998.

     RICHARD A. MCDONALD has been Vice President and Treasurer since August 1996 and was Director, Treasury Services from May 1995 until August 1996. Prior to joining the Company, he was a financial consultant to Continental Medical Systems, Inc. He served as an assistant treasurer with American Healthcare Management from 1990 until 1994.

     BARRY E. SMITH has been Vice President, Controller and Chief Accounting Officer of the Company since December 1995 and was Vice President of Finance of the Contract Rehabilitation Division from March 1995 to October 1997. He was Vice President of Finance of the Medical Rehabilitation Hospital Division from February 1994 through the sale date of the division in April 1995.

     JAMES T. WALMSLEY has been Vice President, Reimbursement of NovaCare since January 1994 and was Director of Reimbursement from April 1992 to January 1994.

ITEM 2. PROPERTIES

     NovaCare's principal executive offices are located at 1016 West Ninth Avenue, King of Prussia, Pennsylvania 19406 where NovaCare leases approximately 149,000 square feet of office space. The principal lease for this office space expires in June 2005. In addition, the Company leases other office space in various cities within the United States for terms which typically are three years or less. See Note 9 of Notes to Consolidated Financial Statements for information concerning the Company's leases for its facilities.

     The Company does not anticipate that it will experience difficulty in renewing such leases upon their expiration or obtaining different space on comparable terms if such leases are not renewed. The Company believes that these facilities are well maintained and are of adequate size for present needs and planned expansion in the near future.

     NovaCare also has sublease agreements for approximately 21,500 square feet of office space, expiring February 2003 with companies in which NovaCare's Chairman of the Board is a Director and/or an Executive Officer.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     NovaCare's common stock is traded on the New York Stock Exchange (NYSE) under the symbol NOV. On September 7, 1998, there were 1,580 holders of record of common stock.

     The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE Composite Tape for the relevant periods.

                                                                COMMON STOCK
                                                                   PRICES
                                                              ----------------
                                                               HIGH      LOW
                                                               ----      ---
YEAR ENDED JUNE 30, 1998:
  First Quarter.............................................  $17.06    $12.50
  Second Quarter............................................   17.31     11.81
  Third Quarter.............................................   14.87     11.87
  Fourth Quarter............................................   14.81     10.62
YEAR ENDED JUNE 30, 1997:
  First Quarter.............................................  $ 9.63    $ 6.88
  Second Quarter............................................   11.25      8.13
  Third Quarter.............................................   13.75      9.63
  Fourth Quarter............................................   14.13     10.88

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

                        NOVACARE, INC. AND SUBSIDIARIES

                          FIVE YEAR FINANCIAL SUMMARY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       YEARS ENDED JUNE 30,
                                   ------------------------------------------------------------
                                      1998          1997         1996        1995        1994
                                      ----          ----         ----        ----        ----
STATEMENT OF OPERATIONS DATA:
  Net revenues...................  $1,671,925    $1,066,451    $793,038    $905,359    $789,745
  Gross profit...................     354,659       260,086     208,082     256,240     255,511
  Income from operations.........      89,690        80,541      37,499     143,881     108,208
  Net interest expense...........     (27,455)      (13,504)     (7,537)    (17,893)    (11,773)
  Income before income taxes.....      99,546        66,801      29,866     125,584      95,892
  Income taxes...................      41,631        27,891      14,585      63,660      37,678
  Net income.....................      57,915        38,910      15,281      61,924      58,214
  Net income per share:
     Basic.......................         .94           .64         .24         .95         .91
     Assuming dilution...........         .91           .62         .24         .93         .88

                                                          AS OF JUNE 30,
                                   ------------------------------------------------------------
                                      1998          1997         1996        1995        1994
                                      ----          ----         ----        ----        ----
BALANCE SHEET DATA:
  Working capital................  $  225,773    $  173,576    $223,712    $255,126    $194,324
  Total assets...................   1,356,042     1,014,304     789,731     852,557     850,541
  Total indebtedness.............     508,382       342,678     192,215     225,015     344,602
  Total liabilities(1)...........     775,369       506,298     305,337     364,922     434,837
  Shareholders' equity...........     580,673       508,006     484,394     487,635     415,704

---------------
(1) Includes minority interest in consolidated subsidiaries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        NOVACARE, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In the fiscal years ended June 30, 1998 and 1997, the Company experienced significant revenue and earnings expansion resulting from acquisitions and internal growth of its existing businesses. During fiscal 1998, the Company purchased 90 outpatient services businesses, consisting of 43 outpatient physical therapy and rehabilitation businesses, 42 orthotic and prosthetic ("O&P") businesses, and five occupational health businesses; and two professional employer organization ("PEO") businesses. During fiscal 1997, the Company acquired 55 outpatient services businesses, consisting of 19 outpatient physical therapy and rehabilitation businesses, 33 O&P businesses, and three occupational health businesses; and four PEO businesses. During fiscal 1996, the Company acquired seven outpatient physical therapy and rehabilitation businesses and six O&P businesses.

     During fiscal 1998, NovaCare Employee Services, Inc. ("NCES") sold approximately 5.8 million shares to third parties in an initial public offering, receiving net proceeds of $45.7 million. As of June 30, 1998, the Company retains a 71% interest in NCES.

  Segment Reporting

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires companies to report operating segments based upon the way a company manages its activities. Because of the Company's reporting, organization and management structure, segment information has been presented for outpatient services, long-term care services and employee services.

     Outpatient services relate to the provision of outpatient physical therapy, O&P and occupational health rehabilitation services through a national network of patient care centers. Long-term care services provide rehabilitation therapy and health care consulting services on a contract basis to health care institutions, primarily long-term care facilities. Employee services are comprehensive, fully integrated outsourcing solutions to human resource issues. These services include payroll management, workers' compensation, risk management, benefits administration, unemployment services and human resource consulting services, and are generally provided to small and medium-sized business. The Company entered this business on October 1, 1996 with the acquisition of its first PEO business.

     Effective January 25, 1997, employee services were also provided to the outpatient services and long-term care services segments of the Company.

     See Note 13 to the Consolidated Financial Statements for financial data for each of the Company's operating segments.

  Gain from Issuance of Subsidiary Stock

     During fiscal 1998, the Company recorded a gain of $38.8 million ($22.9 million after tax) related to the sale of stock by NCES to third parties through an initial public offering of its stock, issuance of stock in connection with conversion of its mandatorily redeemable common stock and acquisitions.

  Provision for Restructure

     During fiscal 1998, the Company recorded a $23.5 million ($13.7 million net of tax) restructure charge related to an evaluation of changes in Medicare related to the Balanced Budget Act of 1997. In response to these changes, the Company is converting its long-term care services contract rehabilitation model from one characterized by a high concentration of one-on-one therapy, with licensed professionals treating individual

                        NOVACARE, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

patients, to a model which: (i) relies more heavily on well-trained therapy assistants and aides closely supervised by licensed professionals, and (ii) employs simultaneous therapy, wherein licensed professionals, along with well-trained therapy assistants and aides, treat multiple patients on a coordinated basis.

     During fiscal 1996, the Company recorded a $13.4 million ($7.6 million net of tax) restructure charge related to the reorganization of the Company's outpatient services businesses.

  Change in Estimate

     In fiscal 1996, the Company recorded a $10.5 million charge to revenues to fully reflect payer allowances that had not been sufficiently recognized by certain billing systems during fiscal 1996 and prior years.

  Regulatory Changes

     In the fourth quarter of fiscal 1998, Medicare changed its reimbursement to long-term care facilities for occupational and speech therapies to a salary equivalency methodology. Effective July 1, 1998, the reimbursement methodology changes to a prospective payment system for Medicare Part A services over an eleven month period and a fee schedule for Medicare Part B services effective January 1, 1999 (See "Business -- Long-term Care
Services -- Reimbursement/Government Relations").

  YEAR ENDED JUNE 30, 1998 COMPARED WITH THE YEAR ENDED JUNE 30, 1997

     Net revenues for the year ended June 30, 1998 were $1.7 billion, an increase of $605.5 million (57%) over fiscal 1997. Gross profit for fiscal 1998 was $354.7 million, an increase of $94.6 million (36%) over fiscal 1997. These increases resulted principally from acquisitions (19% increase in gross profit year-over-year) and internal growth (17% increase in gross profit year-over-year).

     Other operating expenses, excluding the $23.5 million restructure charge described above, were $241.5 million, an increase of $61.9 million (34%) over fiscal 1997. Other operating expenses include selling, general and administrative expenses, depreciation (other than depreciation included in cost of services) and amortization of excess cost of net assets acquired ("amortization") and provision for uncollectible accounts. The increase in operating expenses resulted principally from the inclusion of acquisitions completed in fiscal 1998 and 1997, additional costs incurred in the expansion of the Company's employee services business and those costs required to support internal growth. As a percentage of net revenues, other operating expenses decreased to 14.4% in fiscal 1998 compared to 16.8% in fiscal 1997. This decrease resulted principally from an increase in employee services revenues, where these operating expenses are typically a smaller percentage of net revenues than in outpatient services or long-term care services.

     Depreciation expense, including depreciation reported in cost of services and selling, general and administrative expenses, was $30.1 million, an increase of $5.7 million (23%) over fiscal 1997. The increase resulted primarily from the effect of acquisitions in fiscal 1998 and 1997 and capital investments, primarily in information systems and outpatient facilities. Amortization was $20.3 million, an increase of $6.7 million (50%) over fiscal 1997, which increase resulted from acquired businesses.

     Interest expense, net of interest income, was $27.5 million, an increase of $14.0 million over net interest expense of $13.5 million in fiscal 1997. Net interest expense increased primarily as a result of increased borrowings as discussed under "Liquidity and Capital Resources".

     Income tax expense as a percentage of pretax income remained constant at 41.8%. See Note 10 to the Consolidated Financial Statements for a reconciliation of expected tax rate to actual tax expense.

                        NOVACARE, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

OPERATING RESULTS BY SEGMENT

  Outpatient Services

     Net revenues for the outpatient services segment were $512.7 million in fiscal 1998, an increase of $155.1 million (43%) over fiscal 1997. The increase in net revenues was due principally to businesses acquired in fiscal 1998 and the full-year effect of businesses acquired in fiscal 1997, along with same-market growth in O&P and occupational health.

     Gross profit (excluding depreciation) was $158.7 million, an increase of $51.9 million (49%) over fiscal 1997. The increase in gross profit resulted primarily from: (i) businesses acquired in fiscal 1998 and the full-year effect of businesses acquired in fiscal 1997 (aggregating to a 39% increase in gross profit year-over-year), (ii) same market growth of 4% in O&P and occupational health, and (iii) improved productivity (6% increase in gross profit year-over-year). Gross profit as a percentage of net revenues ("gross profit margin") increased to 30.9% in fiscal 1998 compared to 29.8% in fiscal 1997 principally as a result of improved productivity in outpatient physical therapy and rehabilitation, O&P and occupational health operations.

     Income from operations was $65.2 million, an increase of $20.4 million (46%) compared with fiscal 1997. The increase was due to the higher gross profit noted above, partially offset by higher selling, general and administrative expenses, an increase in the provision for bad debts and higher depreciation and amortization expense. The increase in those costs was principally a result of expenses associated with businesses acquired.

  Long-term Care Services

     Net revenues for long-term care services were $656.9 million in fiscal 1998, an increase of $87.0 million (15%) over fiscal 1997. The increase in net revenues resulted primarily from new contract sales and price increases on existing contracts, partially offset by lower reimbursement rates in the fourth quarter of fiscal 1998 caused by the implementation of the salary equivalency reimbursement system for speech and occupational therapies.

     Gross profit (excluding depreciation) was $182.7 million in fiscal 1998, an increase of $26.6 million (17%) over fiscal 1997. The gross profit margin was 27.8% in fiscal 1998 compared with 27.4% in fiscal 1997. The improvement in gross profit and gross profit margin resulted from an increase in new customer contracts coupled with reduced salary and wage costs per employee, due to the conversion of the Company's clinical workforce from fixed salary compensation to variable hourly compensation, and improved productivity.

     Income from operations was $116.1 million, an increase of $22.7 million (24%) over fiscal 1997. The increase resulted from the higher gross profit noted above, partially offset by slightly higher selling, general and administrative costs and higher depreciation and amortization incurred to support business growth.

  Employee Services

     Employee services net revenues were $1.3 billion in fiscal 1998 (before an intercompany elimination of $769.5 million related to services provided to the outpatient services and long-term care services segments), an increase of $877.6 million over fiscal 1997 net revenues of $394.2 million (before an intercompany elimination of $255.3 million). This increase in total net revenues is due to:
(i) an increase in net revenues of $514.2 million under the employee services segment's contract with the outpatient services and long-term care services segments (the "NovaCare Contract"), and (ii) an increase of $363.4 million in third party net revenues. Gross profit (excluding depreciation) was $41.5 million in fiscal 1998, an increase of $29.3 million over fiscal 1997. Income from operations was $10.9 million, an increase of $8.0 million over fiscal 1997.

     The increases in net revenue, gross profit and income from operations resulted from: (i) a full year's operation of the NovaCare Contract in fiscal 1998 compared with only five months in fiscal 1997, as well as a

                        NOVACARE, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

5% increase in the number of worksite employees covered by the NovaCare Contract in fiscal 1998, (ii) a full year of operations in fiscal 1998 compared to only nine months in fiscal 1997 (the employee services segment commenced operations October 1, 1996 with the acquisition of its first PEO business), (iii) the full-year effect of fiscal 1997 acquisitions, (iv) acquisitions completed in fiscal 1998, and (v) same market growth.

  YEAR ENDED JUNE 30, 1997 COMPARED WITH THE YEAR ENDED JUNE 30, 1996

     Net revenues for the year ended June 30, 1997 were $1.1 billion, an increase of $273.4 million (34%) over fiscal 1996. Gross profit for fiscal 1997 was $260.1 million, an increase of $52.0 million (25%) over fiscal 1996. These increases resulted principally from acquisitions (15% increase in gross profit year-over-year) and internal growth (5% increase in gross profit year-over-year) and a fiscal 1996 $10.5 million charge to revenues for a change in estimate discussed in "Overview" above.

     Other operating expenses were $179.5 million, an increase of $22.3 million (14%) over fiscal 1996, excluding a $13.4 million restructure charge in fiscal 1996. The increase in costs resulted primarily from businesses acquired in fiscal 1997. As a percentage of net revenues, other operating expenses decreased to 16.8% in fiscal 1997 from 19.8% in fiscal 1996, principally as a result of employee and facility cost savings from productivity and cost reduction programs initiated in fiscal 1996 and 1995.

     Depreciation expense, including depreciation reported in cost of services and selling, general and administrative expenses, was $24.4 million in fiscal 1997, an increase of $1.1 million (5%) over fiscal 1996, principally as a result of the full year effect of assets acquired in fiscal 1996 and certain internally-developed software placed in service in fiscal 1997. Amortization was $13.5 million in fiscal 1997, an increase of $3.7 million (37%) over fiscal 1996, resulting from businesses acquired in fiscal 1997 as well as the full-year effect of businesses acquired in fiscal 1996.

     Interest expense, net of interest income, was $13.5 million in fiscal 1997, an increase of $6.0 million as a result of increased borrowings and lower invested cash in fiscal 1997, principally due to acquisitions.

     Income tax expense as a percentage of pretax income decreased to 41.8 % in fiscal 1997 compared to 48.8% in fiscal 1996. The decrease in the income tax rate resulted principally from the reduced impact of nondeductible amortization on higher income subject to income tax in fiscal 1997 as a result of the fiscal 1996 provision for restructure and charge to revenues. See Note 10 to the Consolidated Financial Statements for a reconciliation of expected tax expense to actual tax expense.

OPERATING RESULTS BY SEGMENT

  Outpatient Services

     Net revenues for the outpatient services segment were $357.6 million, an increase of $87.9 million (33%) over fiscal 1996. The increase in net revenues was attributable to: (i) businesses acquired in fiscal 1997 and the full year effect of businesses acquired in fiscal 1996, (ii) the absence of the $10.5 million charge to revenues discussed previously, and (iii) internal growth. These increases were somewhat offset by lower net revenues resulting from facilities closed or sold in fiscal 1997 and the full year effect of facilities closed, sold or contributed to joint ventures in fiscal 1996.

     Gross profit (excluding depreciation) was $106.7 million, an increase of $39.5 million (59%) over fiscal 1996. The increase in gross profit resulted from: (i) businesses acquired in fiscal 1997 and the full year effect of businesses acquired in fiscal 1996 (aggregating to a 37% increase in gross profit year-over-year), (ii) the absence of the $10.5 million charge to revenues, and (iii) an increase in productivity (6% increase in gross profit year-over-year). Gross profit margin was 29.8% in fiscal 1997 compared with 24.9% in fiscal 1996. The increase in gross profit margin resulted principally from improved productivity and the consolidation and

                        NOVACARE, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

reorganization of certain outpatient physical therapy and rehabilitation and O&P functions in the third quarter of fiscal 1996, as well as the impact of the $10.5 million charge to revenues.

     Income from operations was $44.8 million, an increase of $28.5 million over fiscal 1996. This increase resulted from the higher gross profit noted above, partially offset by higher selling, general and administrative expenses related to acquisitions and an increase in the provision for uncollectible accounts.

  Long-term Care Services

     Net revenues for the long-term care segment were $569.9 million, an increase of $46.6 million (9%) over fiscal 1996. The increase resulted principally from: (i) new contract sales, (ii) price increases on existing contracts, and (iii) increased productivity.

     Gross profit, excluding depreciation, was $156.1 million, an increase of $6.5 million (4%) over fiscal 1996. Gross profit margin was 27.4% in fiscal 1997 compared with 28.6% in fiscal 1996. The decrease in gross profit margin resulted principally from increased cost of competitive compensation and benefits per employee and increased independent contractor useage in fiscal 1997.

     Income from operations was $93.4 million, an increase of $15.4 million (20%) over fiscal 1996 due to the increase in gross profit noted above, coupled with lower selling, general and administrative expenses and provision for uncollectible accounts.

  Employee Services

     Revenues for employee services were $394.2 million in fiscal 1997 (before an intercompany elimination of $255.3 million related to services provided to the outpatient and long-term care segments), representing nine months of operations. Employee services operations commenced on October 1, 1996, with the Company's purchase of its first PEO business. During fiscal 1997, the Company purchased three additional PEO businesses, resulting in revenues from third parties of $138.9 million. In January 1997, the employee services segment commenced providing services under the NovaCare Contract.

     Gross profit was $12.2 million (before an intercompany elimination of $5.7 million), or 3.1% of net revenues. Income from operations was $2.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, cash and cash equivalents totaled $32.8 million, an increase of $10.0 million over June 30, 1997. Cash generated from operations increased $25.9 million to $73.1 million in fiscal year 1998 from $47.2 million in fiscal 1997, which was a decrease of $10.5 million from $57.7 million in fiscal 1996. The $25.9 million increase from fiscal 1997 to 1998 resulted principally from improved earnings of $19.0 million, higher depreciation and amortization and higher deferred taxes of $28.2 million, which were offset partially by the net increase in the non-cash portion of nonrecurring items of $15.3 million. Increased working capital requirements, principally accounts receivable and inventory totaling $34.5 million, net of higher accounts payable balances and accrued expenses totaling $28.5 million, partially offset these improvements.

     Cash flows from operating activities decreased $10.5 million from fiscal 1996 to 1997 principally due to an increase in accounts and notes receivable of $41.2 million offset, somewhat, by an increase in net income of $23.6 million and $8.2 million of non-cash charges consisting of depreciation, amortization and provision for doubtful accounts.

     Investing activities used $213.9 million of cash in fiscal 1998 compared with $187.8 million and $64.9 million in fiscal 1997 and 1996, respectively. Cash paid for acquisitions increased to $180.6 in fiscal 1998 compared with $164.4 million in fiscal 1997, which was an increase from the $20.8 million paid in fiscal 1996.

                        NOVACARE, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Capital expenditures remained relatively constant at $29.5 million, $21.7 million, and $26.6 million for fiscal 1998, 1997 and 1996, respectively, as the Company continued to invest in internally and externally developed software and equipment needed for technological efficiency in clinical and administrative activities in support of clinical programs and outcomes, cost reduction initiatives and future growth plans.

     The Company's major financing activities consisted of borrowings, net of repayments, of $97.3 million in fiscal 1998, compared with net borrowings of $87.0 million in fiscal 1997, compared with net payments of $33.6 million in 1996. Also, during fiscal 1998 NCES sold approximately 5.8 million shares to third parties in an initial public offering, receiving net proceeds of $45.7 million. The net proceeds of the offering were used principally to pay obligations associated with acquisitions and other debt. The Company retains a 71% interest in NCES after reductions in its ownership interest for the initial public offering and NCES shares issued in the conversion of its mandatorily redeemable common stock and to sellers of acquired PEO businesses.

     The Company amended its bank credit facility, increasing the amount of available borrowings to $400.0 million at June 30, 1998. The term of the credit facility was also extended to June 2003 and certain working capital and net worth requirements were modified. At June 30, 1998, $168.3 million remained available after reduction for borrowings and letters of credit totaling $4.2 million.

     In November 1997, NCES entered into a $25.0 million three-year revolving credit agreement with a syndicate of lenders. At June 30, 1998, $23.9 million of the NCES line of credit was available after reduction for a letter of credit of $1.1 million.

     The Company's growth strategy contemplates expansion of the outpatient services and employee services segments in target markets, principally through acquisitions and start-ups. The Company's anticipated acquisitions and capital expenditures in fiscal 1999 exceed its anticipated cash from operations plus the remaining amount available under its lines of credit. The Company is presently evaluating its strategic alternatives for obtaining additional capital. Such alternatives could involve placing additional debt through a high-yield offering or private placement, or the separation of the Company's activities into two independent companies, one of which would operate its outpatient services business segment and the other of which would operate its long-term care and employee services segments, and the offering for sale of equity securities.

     If the Company is unable to secure additional financing, or such financing is available only on uneconomic terms, the Company could be forced to curtail, to some extent, its expansion plans. The Company expects to be in compliance with the terms of its credit facilities during fiscal 1999.

INFLATION

     A significant portion of the Company's operating expenses have been subject to inflationary increases. In particular, therapist salary increases historically have exceeded other medical industry salary rate increases due to the existing supply shortage of therapists. Historically, the Company has been unable to offset any portion of these inflationary increases through charge increases, but has mitigated somewhat the effect of these salary increases through expanding services and increasing operating efficiencies.

     Recently, however, the Company has begun to see an increase in the availability of therapists, due in part to changes in the regulatory environment affecting the reimbursement of therapy services. The supply of therapists coupled with the Company's intention to convert its long-term care services business to an operating model that emphasizes the increased use of well-trained therapy assistants and aides, closely supervised by licensed professionals, should at least partially mitigate the effects of inflation on therapist salaries and wages. However, to the extent that inflationary trends continue, it is uncertain whether the Company will be able to pass on the increased costs associated with providing health care services to customers insured by government or managed care payers. Management believes that the Company can continue to offset most, if not all, of the potential effects of inflation through business expansion and increasing operating efficiencies.

                        NOVACARE, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statements of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP is effective for the year ended June 30, 2000. Management does not believe the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operation.

     In June 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5 "Reporting on the Cost of Start-Up Activities" which the Company is required to adopt no later than June 30, 2000. SOP 98-5 provides the reporting standards for the costs of start-up activities, including organizational costs, which should be expensed as incurred. Management does not believe the adoption of SOP 98-5 will have a material effect on the Company's financial position or results of operations.

YEAR 2000 READINESS

     Historically, certain computer programs have been written using two digits, rather than four digits, to define the applicable year. This could lead, in many cases, to a computer's recognizing a date using "00" as 1900 rather than the year 2000. This phenomenon could result in major computer system failures or miscalculations, and is generally referred to as the "Year 2000" problem or issue.

     The Company is currently in the process of assessing its exposure to the Year 2000 problem, and has established a comprehensive response to that exposure. Generally, the Company has Year 2000 exposure in three areas: (i) financial and management operating computer systems used to manage the Company's business, (ii) microprocessors and other electronic devices included as components of therapy and other equipment used by the Company ("embedded chips") and (iii) computer systems used by third parties, in particular financial institutions, customers and suppliers of the Company.

     At June 30, 1998, the Company had completed an inventory of its financial and management operating systems and made a preliminary determination of which programs were or were not Year 2000 compliant. During the fiscal year ending June 30, 1999, the Company intends to test each significant program which is believed to be Year 2000 compliant and to remediate all significant programs that are not Year 2000 compliant. In some cases, Year 2000 issues will be corrected in the development of new programs, which enhance or provide new functionality to these financial and management operating systems. The Company estimates the cost of this effort to be approximately $9 million, including $5 million of capital costs for new computers and related equipment. This amount does not include costs for computer software developed in order to provide or improve functionality. At June 30, 1998, the Company had already spent approximately $525 thousand in this effort. The Company has increased its overall information technologies budget to accommodate Year 2000 issues and has not delayed other projects critical to the Company's business.

     The Company expects to substantially complete Year 2000 testing and remediation on its financial and management operating systems by June 30, 1999.

     The Company has begun an inventory and assessment of its exposure to embedded chips in its facilities or equipment used in those facilities and capability of vendors of such equipment to successfully remediate Year 2000 problems in equipment with embedded chips.

     The Company has recently begun interviewing vendors and customers to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks.

                        NOVACARE, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     If the Company is unsuccessful in completing remediation of non-compliant systems, correcting embedded chips and if customers or vendors cannot rectify Year 2000 issues, the Company could incur additional costs, which may be substantial, to develop alternative methods of managing its business and replacing non-compliant equipment, and may experience delays in payments by customers or to vendors. The Company has not yet established a contingency plan in the event of noncompliance by its customers and vendors.

CAUTIONARY STATEMENT

     Except for historical information, matters discussed above including, but not limited to, statements concerning future growth and Year 2000 readiness, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include reimbursement system changes, including customer response to the establishment of salary equivalency guidelines for certain therapies and the change from cost-based reimbursement to fee schedules and per diem payments, the number and productivity of clinicians, pricing of payer contracts, management retention and development, management's success in integrating acquired businesses and in developing and introducing new products and lines of business, the ability of the Company, its customers and its suppliers to complete assessment, testing and remediation of Year 2000 issues, adverse Internal Revenue Service rulings with respect to the employer status of employee services businesses and the Company's ability to implement the employee services business model.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        NOVACARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   AS OF JUNE 30,
                                                              ------------------------
                                                                 1998          1997
                                                                 ----          ----
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   32,760    $   22,716
  Accounts receivable, net of allowance in 1998 and 1997 of
     $55,060 and $33,263, respectively......................     338,328       256,477
  Inventories...............................................      38,207        18,450
  Deferred income taxes.....................................      14,580        13,939
  Other current assets......................................      27,978        18,313
                                                              ----------    ----------
          Total current assets..............................     451,853       329,895
Property and equipment, net.................................      80,857        69,740
Excess cost of net assets acquired, net.....................     767,729       568,027
Investment in joint ventures................................      14,881        12,719
Deferred income taxes.......................................       2,886         2,570
Other assets, net...........................................      37,836        31,353
                                                              ----------    ----------
                                                              $1,356,042    $1,014,304
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of financing arrangements.................  $   32,074    $   15,978
  Accounts payable and accrued expenses.....................     193,025       135,272
  Income taxes payable......................................         981         5,069
                                                              ----------    ----------
          Total current liabilities.........................     226,080       156,319
Financing arrangements, net of current portion..............     476,308       326,700
Deferred income taxes.......................................      41,067        14,779
Other.......................................................      13,608         4,851
                                                              ----------    ----------
          Total liabilities.................................     757,063       502,649
                                                              ----------    ----------
Minority interest in consolidated subsidiaries..............      18,306         3,649
Commitments and contingencies...............................          --            --
Shareholders' equity:
  Common stock, $.01 par value; authorized 200,000 shares,
     issued 67,935 shares in 1998 and 66,630 shares in
     1997...................................................         679           666
  Additional paid-in capital................................     273,157       259,915
  Retained earnings.........................................     350,255       292,340
                                                              ----------    ----------
                                                                 624,091       552,921
  Less: Common stock in treasury (at cost), 5,401 shares in
        1998 and 5,590 shares in 1997.......................     (43,418)      (44,915)
                                                              ----------    ----------
          Total shareholders' equity........................     580,673       508,006
                                                              ----------    ----------
                                                              $1,356,042    $1,014,304
                                                              ==========    ==========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE YEARS ENDED JUNE 30,
                                                          ------------------------------------
                                                             1998          1997         1996
                                                             ----          ----         ----
Net revenues............................................  $1,671,925    $1,066,451    $793,038
Cost of services........................................   1,317,266       806,365     584,956
                                                          ----------    ----------    --------
     Gross profit.......................................     354,659       260,086     208,082
Selling, general and administrative expenses............     199,293       146,289     130,980
Provision for uncollectible accounts....................      21,907        19,708      16,359
Amortization of excess cost of net assets acquired......      20,269        13,548       9,874
Provision for restructure...............................      23,500            --      13,370
                                                          ----------    ----------    --------
     Income from operations.............................      89,690        80,541      37,499
Gain from issuance of subsidiary stock..................      38,805            --          --
Investment income.......................................         830         1,740       4,999
Interest expense........................................     (28,285)      (15,244)    (12,536)
Minority interest.......................................      (1,494)         (236)        (96)
                                                          ----------    ----------    --------
     Income before income taxes.........................      99,546        66,801      29,866
Income taxes............................................      41,631        27,891      14,585
                                                          ----------    ----------    --------
     Net income.........................................  $   57,915    $   38,910    $ 15,281
                                                          ==========    ==========    ========
     Net income per share:
       Basic............................................  $      .94    $      .64    $    .24
                                                          ==========    ==========    ========
       Assuming dilution................................  $      .91    $      .62    $    .24
                                                          ==========    ==========    ========
     Weighted average number of shares outstanding:
       Basic............................................      61,742        61,031      63,459
                                                          ==========    ==========    ========
       Assuming dilution................................      63,584        62,455      63,918
                                                          ==========    ==========    ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                        COMMON
                                     SHARES ISSUED       STOCK                ADDITIONAL
                                   -----------------   ($.01 PAR   TREASURY    PAID-IN     RETAINED
                                   COMMON   TREASURY    VALUE)      STOCK      CAPITAL     EARNINGS
                                   ------   --------   ---------   --------   ----------   --------
Balance at June 30, 1995........   65,476      (187)     $656      $ (1,614)   $250,857    $238,149
Issued in connection with
  employee benefit plans........     199        198         1         1,624       1,336          --
Issued in connection with
  acquisitions..................     416        203         4         1,478       1,725          --
Repurchase of common stock......      --     (3,404)       --       (24,953)         --          --
Amortization of deferred
  compensation..................      --         --        --            --          --          --
Net income......................      --         --        --            --          --      15,281
                                   ------    ------      ----      --------    --------    --------
Balance at June 30, 1996........   66,091    (3,190)      661       (23,465)    253,918     253,430
Issued in connection with
  employee benefit plans........     539         17         5            11       4,284          --
Issued in connection with
  acquisitions..................      --        344        --         2,474       1,713          --
Repurchase of common stock......      --     (2,761)       --       (23,935)         --          --
Amortization of deferred
  compensation..................      --         --        --            --          --          --
Net income......................      --         --        --            --          --      38,910
                                   ------    ------      ----      --------    --------    --------
Balance at June 30, 1997........   66,630    (5,590)      666       (44,915)    259,915     292,340
ISSUED IN CONNECTION WITH
  EMPLOYEE BENEFIT PLANS........   1,305         59        13           465       9,674          --
ISSUED IN CONNECTION WITH
  ACQUISITIONS..................      --        130        --         1,032       3,568          --
NET INCOME......................      --         --        --            --          --      57,915
                                   ------    ------      ----      --------    --------    --------
BALANCE AT JUNE 30, 1998........   67,935    (5,401)     $679      $(43,418)   $273,157    $350,255
                                   ======    ======      ====      ========    ========    ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED JUNE 30,
                                                           ----------------------------------
                                                             1998         1997         1996
                                                             ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................  $  57,915    $  38,910    $ 15,281
Adjustments to reconcile net income to net cash flows
  from operating activities:
  Depreciation and amortization..........................     50,407       37,978      33,159
  Minority interest......................................      1,494          236          96
  Provision for uncollectible accounts...................     21,907       19,708      16,359
  Deferred income taxes..................................     21,838        6,017       3,631
  Noncash portion of nonrecurring items..................    (15,305)          --       8,256
  Changes in assets and liabilities, net of effects from
     acquisitions:
     Accounts and notes receivable.......................    (71,430)     (53,844)    (12,676)
     Inventories.........................................    (14,377)       2,502      (2,039)
     Other current assets................................     (6,256)      (1,434)         10
     Accounts payable and accrued expenses...............     23,628         (725)     (6,152)
     Income taxes payable................................      4,248          110       1,553
     Other, net..........................................       (952)      (2,217)        220
                                                           ---------    ---------    --------
     Net cash flows provided by operating activities.....     73,117       47,241      57,698
                                                           ---------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for businesses acquired, net of cash acquired...   (180,578)    (164,370)    (20,764)
Additions to property and equipment......................    (29,486)     (21,653)    (26,621)
Net payment related to the sale of medical rehabilitation
  hospitals..............................................         --           --     (13,208)
Other, net...............................................     (3,816)      (1,752)     (4,326)
                                                           ---------    ---------    --------
     Net cash flows used in investing activities.........   (213,880)    (187,775)    (64,919)
                                                           ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and credit arrangements.....    470,640      263,200         133
Payment of long-term debt and credit arrangements........   (373,299)    (176,174)    (33,769)
Proceeds from subsidiary stock issued....................     45,709           --          --
Proceeds from common stock issued........................      7,757        3,750       2,898
Payment for purchase of treasury stock...................         --      (23,250)    (24,953)
                                                           ---------    ---------    --------
     Net cash flows provided by (used in) financing
       activities........................................    150,807       67,526     (55,691)
                                                           ---------    ---------    --------
Net increase (decrease) in cash and cash equivalents.....     10,044      (73,008)    (62,912)
Cash and cash equivalents, beginning of year.............     22,716       95,724     158,636
                                                           ---------    ---------    --------
Cash and cash equivalents, end of year...................  $  32,760    $  22,716    $ 95,724
                                                           =========    =========    ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations: NovaCare, Inc. ("NovaCare" or the "Company") is a national leader in three business segments: outpatient services, long-term care services, and employee services. Outpatient services consist of providing outpatient, orthotic and prosthetic ("O&P") and occupational health rehabilitation services through a national network of patient care centers. Long-term care services provide rehabilitation and healthcare consulting services on a contract basis to health care institutions, primarily long-term care facilities. Employee services are comprehensive, fully integrated outsourcing solutions to human resource issues, including payroll management, workers' compensation, risk management, benefits administration, unemployment services and human resource consulting services, and are generally provided to small and medium-sized businesses.

     Operating Segments: The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 uses a "management approach" to defining and reporting the activities of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and capital decisions. The adoption of SFAS 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information provided in Note 13.

     Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries and companies effectively controlled through management agreements. Investments in 20% or more of the voting interest of affiliates are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. The Company recognizes a minority interest in its Balance Sheets and Statements of Operations for the portion of majority-owned subsidiaries attributable to its minority owners.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In fiscal 1996, the Company recorded a $10.5 million charge to net revenues to reflect payer allowances that had not been sufficiently recognized by certain billing systems.

     Cash and Cash Equivalents: The Company considers its holdings of highly liquid debt and money-market instruments to be cash equivalents if the securities mature within 90 days from the date of acquisition. These investments are carried at cost, which approximates fair value.

     Net Revenues: Net revenues for long-term care rehabilitation services and outpatient rehabilitation services are reported at the net realizable amounts from customers and third-party payers. Net revenues generated directly from Medicare and Medicaid reimbursement programs represented 7%, 12%, and 12% of the Company's consolidated net revenues for fiscal 1998, 1997 and 1996, respectively. Fiscal intermediaries determine settlement amounts due to or receivable from Medicare and Medicaid programs. Management believes that adequate provision has been made in the consolidated financial statements for potential adjustments resulting from such determinations.

     Employee services revenues and related costs of wages, salaries, and employment taxes pertaining to worksite employees are recognized in the period in which the employee performs the service. Because the Company is at risk for all of its direct costs, independently of whether payment is received from its clients, and consistent with industry practice, all amounts billed to clients for gross salaries and wages, related employment

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

taxes, and health care and workers' compensation coverage are recognized as revenue by the Company. The Company establishes an allowance for doubtful accounts based on prior experience.

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

     Effective July 1, 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which establishes accounting standards for the impairment of long-lived assets, certain identified intangible assets and goodwill related to those assets to be held and used and for long-lived assets and certain intangible assets to be disposed of. In accordance with SFAS No. 121, the Company reviews the realizability of long-lived assets, certain intangible assets and goodwill whenever events or circumstances occur which indicate recorded cost may not be recoverable. The Company also reviews the overall recoverability of goodwill based primarily on estimated future undiscounted cash flows.

     If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. In estimating future cash flows for determining whether an asset is impaired, and in measuring assets that are impaired, assets are grouped by geographic region.

     Other Assets: Other assets consist principally of investments in affordable income housing partnerships, executive savings plan assets and miscellaneous receivables. Investments in affordable income housing partnerships are recorded at cost and are subject to an annual assessment as to carrying value. The executive savings plan is a non-qualified savings plan offered to Company executives. Contributions made to the fund by eligible employees are partially matched by the Company. Withdrawals from the fund by employees are limited to events specified by the plan.

     Workers' Compensation: The Company is contractually obligated to provide workers' compensation coverage for its employees and co-employees. The Company accomplishes this through a combination of various commercial insurance policies and self insurance programs. The Company records estimated accruals for workers compensation and health care claims, including estimates for incurred but not reported claims, based upon review of the claims activity and past experience. Management believes any differences which may arise between actual settlement of claims and reserves at June 30, 1998 would not have a material impact on the Company's financial position or results of operations.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     On July 1, 1997, the Company entered into a three-year contract with a commercial insurance company for worker's compensation coverage. Under this program, the Company's outpatient and long-term care services segment worksite employees continue to be covered under a self insurance program. Third-party worksite employees are covered under a fixed cost insurance program, which is subject to certain per incident and aggregate deductibles.

     Income Taxes: The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

     Net Income Per Share: SFAS No. 128, "Earnings Per Share," became effective for periods ending after December 15, 1997. This statement revised the calculation of earnings per share from the "primary" and "fully diluted" methods previously employed to the "basic" and "assuming dilution" methods. The Company had not previously presented fully diluted earnings per share because the result was not materially different than the primary calculation. Under the new statement, earnings per share-basic represents earnings divided by the weighted average number of shares outstanding during the period. Earnings per share-assuming dilution represents the basic weighted average shares outstanding adjusted for the effects of stock options and contingently issuable shares under certain acquisition agreements. The calculation of the Company's earnings per share-assuming dilution is comparable to that used in prior calculations of primary earnings per share.

     In accordance with this statement, the Company has replaced its disclosure of primary net income per share with net income per share-basic and net income per share-assuming dilution.

     The following table sets forth the computation and reconciliation of net income per share-basic and net income per share-assuming dilution:

                                                                  YEARS ENDED JUNE 30,
                                                              -----------------------------
                                                               1998       1997       1996
                                                               ----       ----       ----
Net income..................................................  $57,915    $38,910    $15,281
                                                              =======    =======    =======
Weighted average shares outstanding:
  Weighted average shares outstanding -- basic..............   61,742     61,031     63,459
     Stock options..........................................    1,801      1,305         95
     Contingently issuable shares -- assuming dilution......       41        119        364
                                                              -------    -------    -------
  Weighted average shares outstanding -- assuming
     dilution...............................................   63,584     62,455     63,918
                                                              =======    =======    =======
Net income per share:
  Basic.....................................................  $   .94    $   .64    $   .24
                                                              =======    =======    =======
  Assuming dilution.........................................  $   .91    $   .62    $   .24
                                                              =======    =======    =======

     The Company did not include convertible subordinated debentures, equivalent to 6,567 shares of common stock, or options to purchase 83, 323 and 5,750 shares of common stock in 1998, 1997, and 1996, respectively, because their effects are antidilutive. There were no transactions that occurred subsequent to June 30, 1998 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

2.  PROVISION FOR RESTRUCTURE

     The following table sets forth the Company's provision for restructure for the years ended June 30, 1998 and 1996. There was no provision for restructure in fiscal 1997.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEARS ENDED JUNE 30,
                                                              --------------------
                                                               1998         1996
                                                               ----         ----
Productivity and cost reduction programs:
  Employee severance costs..................................  $21,730      $ 2,931
  Lease terminations........................................      450        4,032
  Asset write-offs, net of estimated sale proceeds..........      360        5,965
  Other.....................................................      960          442
                                                              -------      -------
Total provision.............................................  $23,500      $13,370
                                                              =======      =======

     In fiscal 1998, the Company recorded a provision for restructure based on an evaluation of changes in the Medicare reimbursement system recently mandated by the Balanced Budget Act. In response to these changes, the Company is converting its long-term care services contract rehabilitation model from one characterized by a high concentration of one-on-one therapy, with licensed professionals treating individual patients, to a model which: (i) relies more heavily on well-trained therapy assistants and aides closely supervised by licensed professionals, and (ii) employs simultaneous therapy, wherein licensed professionals, along with well-trained therapy assistants and aides, treat multiple patients on a coordinated basis. The provision reflects principally employee severance costs, which represent the accumulation of termination benefits set forth in the Company's severance policy, related to changes in workforce composition dictated by the revised operating model.

     The 1996 productivity and cost reduction programs pertained to the consolidation and reorganization of the Company's outpatient services operations and certain administrative functions.

     A schedule of the Company's reserves for restructure is as follows:

                                                            YEARS ENDED JUNE 30,
                                                        -----------------------------
                                                         1998       1997       1996
                                                         ----       ----       ----
Beginning balance.....................................  $ 5,286    $ 8,241    $11,730
Provision for restructure.............................   23,500         --     13,370
Less: non-cash portion................................     (360)        --     (7,229)
Payments and other reductions.........................   (4,678)    (2,955)    (9,630)
                                                        -------    -------    -------
Ending Balance........................................  $23,748    $ 5,286    $ 8,241
                                                        =======    =======    =======

3.  GAIN FROM ISSUANCE OF SUBSIDIARY STOCK

     In fiscal 1998, a subsidiary of the Company, NovaCare Employee Services, Inc. ("NCES"), completed an initial public offering, converted its mandatorily redeemable common stock, and issued common stock to former owners of acquired companies. As a result of these common stock transactions, the Company's percentage ownership of NCES decreased to 70.9% at June 30, 1998 from 98.7% at June 30, 1997. The initial public offering included 5,750 shares of NCES common stock issued at $9.00 per share. Proceeds received by NCES, net of underwriting and issuance costs, were $45,709. Mandatorily redeemable common stock was converted into 813 common shares, valued at $4.82 per share. The issuance of common stock to former owners included 723 shares valued at $8.29 per share and 120 shares valued at $8.31 per share.

     The Company recorded a gain of $38,805 ($22,895 net of tax) for the difference between the Company's historical cost of its investment in NCES and its portion of NCES equity at June 30, 1998. The Company will continue to record NCES investment adjustments through its statement of operations as NCES's equity changes as a result of capital transactions.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

4.  ACQUISITION AND JOINT VENTURE TRANSACTIONS

     During the year ended June 30, 1998, the Company acquired 90 outpatient services businesses consisting of 43 outpatient physical therapy and rehabilitation businesses, 42 O&P businesses and five occupational health businesses; and two employee services businesses.

     The following unaudited pro forma consolidated results of operations of the Company give effect to each of the acquisitions as if they occurred on July 1, 1996:

                                                                YEARS ENDED JUNE 30,
                                                              ------------------------
                                                                 1998          1997
                                                                 ----          ----
Net revenues................................................  $1,836,042    $1,508,378
Net income..................................................      63,152        52,047
Net income per share-basic..................................        1.02           .85
Net income per share-assuming dilution......................  $      .99    $      .83

     The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made as of July 1, 1996, or the results that may occur in the future.

     Information with respect to businesses acquired in purchase transactions was as follows (the allocation for fiscal 1998 acquisitions is preliminary):

                                                                 AS OF JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                                ----        ----
Excess cost of net assets acquired..........................  $838,752    $618,781
Less: accumulated amortization..............................   (71,023)    (50,754)
                                                              --------    --------
                                                              $767,729    $568,027
                                                              ========    ========

                                                              YEARS ENDED JUNE 30,
                                                              ---------------------
                                                                1998         1997
                                                                ----         ----
Cash paid (net of cash acquired)............................  $146,643     $149,147
Deferred purchase price obligations.........................     4,600       19,294
Notes issued................................................    50,754       44,275
Other consideration.........................................    17,118        4,781
                                                              --------     --------
                                                               219,115      217,497
Liabilities assumed.........................................    26,724       11,685
                                                              --------     --------
                                                               245,839      229,182
Fair value of assets acquired, principally accounts
  receivable and property and equipment.....................    43,247       19,501
                                                              --------     --------
Cost in excess of fair value of net assets acquired.........  $202,592     $209,681
                                                              ========     ========

     Certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at June 30, 1998 of approximately $75,019 in cash and 41 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. During the fiscal years ended June 30, 1998, 1997 and 1996, the Company paid $33,935, $15,223 and $14,914, respectively, in cash and issued 130, 344 and 619 shares of common stock, respectively, in connection with businesses acquired in prior years.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Deferred purchase price obligations represent guaranteed purchase price amounts due to former owners of businesses acquired. Obligations of $8,756 are accrued at June 30, 1998, and are included in accounts payable and accrued expenses. Approximately $17,500 of the total amount accrued at June 30, 1997 was satisfied with proceeds from the initial public offering of NCES common stock.

     The Company has formed several joint ventures. The carrying value of these investments is $14,881 and $12,719 at June 30, 1998 and 1997, respectively. The Company accounts for investments in joint ventures by the equity method.

5.  INVENTORIES

     Inventories consisted of the following:

                                                                AS OF JUNE 30,
                                                              ------------------
                                                               1998       1997
                                                               ----       ----
Materials and supplies......................................  $24,068    $12,569
Work in process.............................................   10,840      4,509
Finished goods..............................................    3,299      1,372
                                                              -------    -------
                                                              $38,207    $18,450
                                                              =======    =======

6.  PROPERTY AND EQUIPMENT

     The components of property and equipment were as follows:

                                                                 AS OF JUNE 30,
                                                              ---------------------
                                                                1998         1997
                                                                ----         ----
Land and buildings..........................................  $   2,005    $  3,983
Property, equipment and furniture...........................    110,657      84,733
Capitalized software........................................     38,974      31,792
Leasehold improvements......................................     29,670      20,559
                                                              ---------    --------
                                                                181,306     141,067
Less: accumulated depreciation and amortization.............   (100,449)    (71,327)
                                                              ---------    --------
                                                              $  80,857    $ 69,740
                                                              =========    ========

     Depreciation expense, including depreciation of property under capital leases, for fiscal 1998, 1997, and 1996 was $30,138, $24,430 and $23,285,
respectively.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses are summarized as follows:

                                                                 AS OF JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                                ----        ----
Accounts payable............................................  $ 19,679    $ 13,647
Accrued compensation and benefits...........................    87,985      65,564
Accrued workers' compensation and health claims.............    25,000       8,471
Accrued costs of productivity and cost improvement
  programs..................................................    23,748       5,286
Deferred and contingent purchase price obligations..........     8,756      25,624
Accrued interest............................................     7,080       1,002
Other.......................................................    20,777      15,678
                                                              --------    --------
                                                              $193,025    $135,272
                                                              ========    ========

     The Company is self-insured for certain health benefits up to $150 per individual per year. The Company recorded expenses for estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims rates.

8.  FINANCING ARRANGEMENTS

     Financing arrangements consisted of the following:

                                                                 AS OF JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                                ----        ----
$400,000 revolving credit facility (Euro Dollar rate plus
  0.875% to 1.5%), due June 30, 2003........................  $227,500    $109,600
Convertible subordinated debentures (5.5%), due January
  2000......................................................   175,000     175,000
Subordinated promissory notes (5% to 10%), payable through
  2007......................................................    98,318      56,859
$25,000 revolving credit facility of subsidiary.............        --          --
Other.......................................................     7,564       1,219
                                                              --------    --------
                                                               508,382     342,678
Less: current portion.......................................    32,074      15,978
                                                              --------    --------
                                                              $476,308    $326,700
                                                              ========    ========

     The Company established a revolving credit facility with a syndicate of lenders in fiscal 1996, which is collateralized by substantially all of the Company's subsidiaries' common stock. During fiscal 1998, the credit agreement was amended to extend the term of the agreement from November 1999 to June 30, 2003 and to increase the available line of credit from $190,000 to $400,000. As of June 30, 1998, $168,278 of the line of credit was available after reduction for borrowings and letters of credit totaling $4,222. The revolving credit facility arrangement requires the maintenance of minimum net worth amounts as well as certain financial ratios. At June 30, 1998, the Company was in compliance with these requirements. The Company is charged a commitment fee ranging from .20% to .325% per annum on the average daily available balance. The weighted average borrowing rate for fiscal 1998 was 6.7%.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     In November 1997, NCES entered into a $25,000 three-year revolving credit facility with a syndicate of lenders. The credit facility provides for interest at a variable rate, depending on certain financial ratios, equal to: (i) the Euro Dollar rate plus a range of 1.375% to 2.5% or (ii) the lead lender's prime rate plus a range of .125% to 1.25%. Loans made under the credit facility are collateralized by a pledge of all of (i) NCES's subsidiaries' common stock, (ii) the assets of NCES and its subsidiaries, and (iii) the Company's interest in the common stock of NCES. As of June 30, 1998, $23,859 of the NCES line of credit was available after reduction for a letter of credit of $1,141.

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

     The fair value of the Company's convertible subordinated debentures based on quoted market prices at June 30, 1998 and 1997 was $166,700 and $164,500 respectively. The estimated fair value of all other debt and financing arrangements approximates carrying value.

     At June 30, 1998, aggregate annual maturities of financing arrangements were as follows for the next five fiscal years and thereafter:

FISCAL YEAR
-----------
1999........................................................  $ 32,074
2000........................................................   200,592
2001........................................................    21,550
2002........................................................    15,958
2003........................................................   236,444
Thereafter..................................................     1,764
                                                              --------
                                                              $508,382
                                                              ========

     Interest paid on debt during fiscal 1998, 1997 and 1996 amounted to $21,676, $18,120 and $11,730, respectively.

9.  LEASES

     The Company is obligated under capital leases for office space and office, transportation and therapy equipment.

     Included in property and equipment in the accompanying Consolidated Balance Sheets are the following assets held under capital leases.

                                                                AS OF JUNE 30,
                                                              ------------------
                                                               1998       1997
                                                               ----       ----
Property and equipment......................................  $ 5,940    $ 3,316
Less: accumulated amortization..............................   (4,763)    (2,497)
                                                              -------    -------
                                                              $ 1,177    $   819
                                                              =======    =======

     The Company rents office space and office, transportation and therapy equipment under non-cancelable operating leases. In an effort to leverage its purchasing power with lessors, the Company has leased and concurrently subleased certain office space to companies which are controlled by the Company's Chairman.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company is fully reimbursed for its lease costs for the aforementioned office space under noncancelable sublease agreements.

     Future minimum lease commitments for all non-cancelable leases as of June 30, 1998 are as follows:

                                                       CAPITAL    OPERATING     SUB-LEASE
FISCAL YEAR                                            LEASES      LEASES      RECEIVABLES
-----------                                            -------    ---------    -----------
1999.................................................  $  784     $ 40,775       $  938
2000.................................................     776       30,906          582
2001.................................................     362       24,632          454
2002.................................................     207       17,247          357
2003.................................................     242        9,444          288
Thereafter...........................................     114        6,732           --
                                                       ------     --------       ------
Total minimum lease payments.........................   2,485     $129,736       $2,619
                                                                  ========       ======
Less: amount representing interest...................    (348)
                                                       ------
Present value of minimum payments under capital lease
  obligations........................................  $2,137
                                                       ======

10.  INCOME TAXES

     The components of income tax expense were as follows:

                                                            YEARS ENDED JUNE 30,
                                                        -----------------------------
                                                         1998       1997       1996
                                                         ----       ----       ----
Current:
  Federal.............................................  $18,116    $17,757    $ 8,048
  State...............................................    1,677      4,117      2,906
                                                        -------    -------    -------
                                                         19,793     21,874     10,954
                                                        -------    -------    -------
Deferred:
  Federal.............................................   19,854      5,470      3,301
  State...............................................    1,984        547        330
                                                        -------    -------    -------
                                                         21,838      6,017      3,631
                                                        -------    -------    -------
                                                        $41,631    $27,891    $14,585
                                                        =======    =======    =======

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The components of net deferred tax assets (liabilities) as of June 30, 1998 and 1997 were as follows:

                                                                 AS OF JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                                ----        ----
Accruals and reserves not currently deductible for tax
  purposes..................................................  $  9,669    $ 12,557
Restructure reserves........................................     7,051       3,232
Other.......................................................       746         720
                                                              --------    --------
  Gross deferred tax assets.................................    17,466      16,509
                                                              --------    --------
Expenses capitalized for financial statement purposes.......   (14,766)     (9,828)
Depreciation and capital leases.............................    (9,446)     (3,586)
Gain from issuance of subsidiary stock......................   (15,600)         --
Other, net..................................................    (1,255)     (1,365)
                                                              --------    --------
  Gross deferred tax liabilities............................   (41,067)    (14,779)
                                                              --------    --------
  Net deferred tax asset (liability)........................  $(23,601)   $  1,730
                                                              ========    ========

     The reconciliation of the expected tax expense (computed by applying the federal statutory tax rate to income before income taxes) to actual tax expense was as follows:

                                                            YEARS ENDED JUNE 30,
                                                        -----------------------------
                                                         1998       1997       1996
                                                         ----       ----       ----
Expected federal income tax expense...................  $34,841    $23,380    $10,453
State income taxes, less federal benefit..............    4,274      3,244      2,108
Non-deductible nonrecurring items.....................      579        549      1,027
Non-deductible amortization of excess cost of net
  assets acquired.....................................    4,400      2,974      2,011
Dividend exclusion and non-taxable interest income....       --         59       (395)
Other, net............................................   (2,463)    (2,315)      (619)
                                                        -------    -------    -------
                                                        $41,631    $27,891    $14,585
                                                        =======    =======    =======

     Income taxes paid during fiscal 1998, 1997 and 1996 amounted to $15,359, $21,981 and $38,699, respectively.

11.  MINORITY INTEREST

     Minority interest resulted from investments in the following entities:

                                                               AS OF JUNE 30,
                                                              -----------------
                                                               1998       1997
                                                               ----       ----
NovaCare Employee Services, Inc.............................  $17,863    $3,334
All other entities..........................................      443       315
                                                              -------    ------
                                                              $18,306    $3,649
                                                              =======    ======

     During fiscal 1998 and 1997, NCES issued equity instruments on its own behalf. The Company recognizes a minority interest liability for NCES equity issued to third-party investors plus the portion of NCES net income attributable to those investors.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

12.  BENEFIT PLANS

  Stock Option Plans:

     The Company's stock option plans, as amended, provide for issuance of options to purchase up to 5,800 shares of common stock to employees, officers and directors. Under the plans, substantially all options are granted for a term of up to 10 years at prices equal to the fair market value at the date of grant.

     In May 1996, the Board approved an option exchange for one of its plans whereby option holders were allowed to acquire new options to purchase shares of common stock in exchange for the surrender by such option holders of certain existing options under the plan. The exchange formula took into account the vesting schedule and exercise price of the surrendered options. Under the exchange program, 1,157 options were surrendered and 888 new options were granted. The options granted as a result of the exchange vest over 5 years, although vesting can be accelerated if the Company's stock price achieves stated levels.

     The following summarizes the activity of the stock option plans:

                                                      YEARS ENDED JUNE 30,
                                         ----------------------------------------------
                                              1998             1997            1996
                                              ----             ----            ----
Options:
  Outstanding at beginning of year.....           2,900           3,188           2,649
  Granted..............................           1,020             551           2,592
  Exercised............................            (881)           (364)            (71)
  Canceled.............................            (256)           (475)         (1,982)
                                         --------------    ------------    ------------
  Outstanding at end of year...........           2,783           2,900           3,188
                                         ==============    ============    ============
Option price per share ranges:
  Outstanding at beginning of year.....    $ .09-$20.58    $ .09-$20.58    $ .09-$21.00
  Granted..............................    12.94- 13.56     7.38- 13.38     5.75-  7.50
  Exercised............................      .09- 14.25      .09- 10.63      .09-  9.13
  Canceled.............................      .09- 16.50     2.00- 16.50      .12- 20.58
  Outstanding at end of year...........    $ .12-$20.58    $ .09-$20.58    $ .09-$20.58
Options exercisable at end of year.....           1,074           1,464             363
Exercisable option price ranges........    $ .12-$20.58    $ .09-$20.58    $ .09-$20.58
Options available for grant at end of
  year under stock option plans........             267           1,034             982

  Other Stock Awards:

     During 1997, the President of the Company was granted 850 options to purchase the Company's common stock at an exercise price equal to the fair market value on the grant date.

     During 1996, certain officers of the Company were offered a modified exchange. Under the modified exchange, the Chairman received fewer options than would have been warranted under the Black-Scholes formula while the President was offered an exchange and additional options, resulting in a net reduction of outstanding options of 909. The new options were at the same price and with the same vesting term as the options issued pursuant to the exchange described above, except that 3,317 options of the 3,500 total options issued have a seven year term.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following summarizes the other stock award activity:

                                                      YEARS ENDED JUNE 30,
                                          ---------------------------------------------
                                              1998            1997            1996
                                              ----            ----            ----
Options:
  Outstanding at beginning of year......         4,404           3,554            4,704
  Granted...............................            --             850            3,500
  Exercised.............................          (304)             --               --
  Canceled..............................            --              --           (4,650)
                                          ------------    ------------    -------------
  Outstanding at end of year............         4,100           4,404            3,554
                                          ============    ============    =============
Option price per share:
  Outstanding at beginning of year......  $2.25-$10.88    $2.25-$ 6.88    $ 2.25-$19.50
  Granted...............................            --           10.88             6.88
  Exercised.............................    2.25- 6.88              --               --
  Canceled..............................            --              --      10.44-19.50
  Outstanding at end of year............  $2.25-$10.88    $2.25-$10.88    $ 2.25-$ 6.88
Options exercisable at end of year......         2,800           2,254               54
Exercisable option price ranges.........  $4.88-$10.88    $2.25-$10.88    $ 2.25-$ 4.88

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the plan. The table below sets forth the pro forma information as if the Company had adopted the compensation recognition provisions of SFAS 123:

                                                   1998         1997         1996
                                                   ----         ----         ----
Decrease to:
  Net income...................................     $2,794       $5,268       $1,585
  Net income per share basic...................        .05          .09          .02
  Net income per share-assuming dilution.......     $  .04       $  .08       $  .02
Assumptions:
  Expected life (years)........................        1.6          1.6          1.6
  Risk-free interest rate......................  4.2%-7.8%    4.2%-7.8%    4.2%-7.8%
  Volatility...................................     37.08%       43.93%       59.01%
  Dividend yield...............................        N/A          N/A          N/A

     The weighted average fair value of the stock options, calculated using the Black-Scholes option pricing model, granted during the fiscal years ended June 30, 1998, 1997 and 1996 is $13.10, $10.59 and $6.76 respectively. The remaining contractual life of all options granted as of June 30, 1998 is 6.7 years.

  Retirement Plans:

     The Company has defined contribution 401(k) plans covering substantially all of its employees. Company contributions for fiscal 1998, 1997 and 1996 were $4,508, $3,916, and $3,634, respectively. The Company established a non-qualified supplemental benefit plan covering certain key employees.

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company's matching contributions were $859, $224 and $582 for fiscal 1998, 1997 and 1996, respectively.

13.  OPERATING SEGMENTS

     The Company adopted SFAS 131 in fiscal 1998. Prior years' segment information has been restated to present information for the Company's three business segments described in Note 1, Nature of Operations.

     The accounting policies of the segments are the same as those described in
Note 1, Nature of Operations. Intrasegment revenue relates to the provision of services by the employee services segment to the other two segments. The Company evaluates the performance of its segments and allocates resources to them based on income from operations and earnings before interest, income taxes, depreciation and amortization ("EBITDA"). The Company does not allocate investment income, interest expense, gain on sale of subsidiary stock or minority interest for management reporting purposes. Unallocated assets consist principally of cash and cash equivalents as well as deferred income taxes, property and equipment and other assets.

     Operating results and other financial data are presented for the principal operating segments of the Company as follows:

                                                                  YEARS ENDED JUNE 30,
                                                          ------------------------------------
                                                             1998          1997         1996
                                                             ----          ----         ----
NET REVENUES:
  Outpatient services...................................  $  512,729    $  357,634    $269,764
  Long-term care services...............................     656,907       569,913     523,274
  Employee services.....................................   1,271,757       394,193          --
                                                          ----------    ----------    --------
          Total.........................................   2,441,393     1,321,740     793,038
  Intrasegment elimination -- employee services.........    (769,468)     (255,289)         --
                                                          ----------    ----------    --------
     Consolidated net revenues..........................  $1,671,925    $1,066,451    $793,038
                                                          ==========    ==========    ========
GROSS PROFIT:
  Outpatient services...................................  $  158,676    $  106,744    $ 67,239
  Long-term care services...............................     182,676       156,055     149,562
  Employee services.....................................      41,547        12,238          --
                                                          ----------    ----------    --------
          Total.........................................     382,899       275,037     216,801
  Intrasegment elimination -- employee services.........     (16,646)       (5,739)         --
  Depreciation..........................................     (11,594)       (9,212)     (8,719)
                                                          ----------    ----------    --------
     Consolidated gross profit..........................  $  354,659    $  260,086    $208,082
                                                          ==========    ==========    ========
INCOME FROM OPERATIONS:
  Outpatient services...................................  $   65,234    $   44,811    $ 16,289
  Long-term care services...............................     116,057        93,367      77,962
  Employee services.....................................      10,898         2,931          --
                                                          ----------    ----------    --------
          Total.........................................     192,189       141,109      94,251
  Unallocated selling, general and administrative
     expenses...........................................     (78,999)      (60,568)    (43,382)
  Provision for restructure.............................     (23,500)           --     (13,370)
                                                          ----------    ----------    --------
     Consolidated income from operations................  $   89,690    $   80,541    $ 37,499
                                                          ==========    ==========    ========

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED JUNE 30,
                                                          ------------------------------------
                                                             1998          1997         1996
                                                             ----          ----         ----
DEPRECIATION AND AMORTIZATION:
  Outpatient services...................................  $   25,345    $   17,415    $ 17,651
  Long-term care services...............................      11,239        10,291      12,832
  Employee services.....................................       3,828         1,286          --
                                                          ----------    ----------    --------
          Total.........................................      40,412        28,992      30,483
  Unallocated selling, general and administrative
     expenses...........................................       9,995         8,986       2,676
                                                          ----------    ----------    --------
     Consolidated depreciation and amortization.........  $   50,407    $   37,978    $ 33,159
                                                          ==========    ==========    ========
EBITDA:
  Outpatient services...................................  $   90,579    $   62,226    $ 33,940
  Long-term care services...............................     127,296       103,658      90,794
  Employee services.....................................      14,726         4,217          --
                                                          ----------    ----------    --------
          Total.........................................     232,601       170,101     124,734
  Unallocated selling, general and administrative
     expenses...........................................     (69,004)      (51,582)    (40,706)
  Provision for restructure.............................     (23,500)           --     (13,370)
                                                          ----------    ----------    --------
     Consolidated EBITDA................................  $  140,097    $  118,519    $ 70,658
                                                          ==========    ==========    ========
ASSETS:
  Outpatient services...................................  $  876,250    $  602,998    $405,273
  Long-term care services...............................     326,872       301,865     270,681
  Employee services.....................................     112,583        68,684          --
  Unallocated assets....................................      40,337        40,757     113,777
                                                          ----------    ----------    --------
          Total assets..................................  $1,356,042    $1,014,304    $789,731
                                                          ==========    ==========    ========

14.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the financial position or results of operations of the Company.

15.  SHAREHOLDER RIGHTS PLAN

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

                        NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

extend the redemption period, the Company may redeem the rights at any time until any person or group has acquired, or obtained the right to acquire, at least 20% of the Company's outstanding common shares.

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   FOURTH      THIRD       SECOND      FIRST
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  -------     -------     -------     -------
YEAR ENDED JUNE 30, 1998:
  Net revenues..................................  $464,642    $451,767    $398,818    $356,698
  Gross profit..................................    96,361      93,568      86,333      78,397
  Income from operations........................    32,933      29,778       3,631      23,348
  Net income....................................    14,474      12,645      20,572      10,224
  Net income per share -- basic.................  $    .23    $    .21    $    .34    $    .17
  Net income per share -- assuming dilution.....  $    .23    $    .20    $    .33    $    .16
YEAR ENDED JUNE 30, 1997:
  Net revenues..................................  $331,555    $290,454    $235,012    $209,430
  Gross profit..................................    73,957      69,439      60,911      55,779
  Income from operations........................    25,506      21,222      18,795      15,018
  Net income....................................    12,057      10,093       9,216       7,544
  Net income per share -- basic.................  $    .20    $    .17    $    .15    $    .12
  Net income per share -- assuming dilution.....  $    .19    $    .16    $    .15    $    .12

     Results for the second quarter of fiscal 1998 include a $23,500 pretax provision for restructure related to the conversion of the Company's long-term care services contract rehabilitation operating model in response to the Balanced Budget Act. Results for the fourth quarter and second quarter of fiscal 1998 include pretax gains of $677 and $38,128, respectively, related to issuance of shares to third parties by NCES.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of NovaCare, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 56 present fairly, in all material respects, the financial position of NovaCare, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Philadelphia, PA
July 31, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Registrant has had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning this item, see "Item 1 -- Business -- Executive Officers of the Registrant" and the table and text under the caption "Name of Nominee and Biographical Information" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement to be filed with respect to the 1998 annual meeting of shareholders to be held on November 5, 1998 (the "Proxy Statement"), which information is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning this item, see the table and text under the captions "Shares of Common Stock Owned Beneficially as of August 15, 1998" and "Information Concerning Certain Stockholders" of the Proxy Statement, which information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
         (1) FINANCIAL STATEMENTS:
             Consolidated Balance Sheets at June 30, 1998 and 1997. .....       36
             Consolidated Statements of Operations for the three years
             ended
             June 30, 1998. .............................................       37
             Consolidated Statements of Changes in Shareholders' Equity
             for the three years ended June 30, 1998. ...................       38
             Consolidated Statements of Cash Flows for the three years
             ended
             June 30, 1998. .............................................       39
             Notes to Consolidated Financial Statements..................       40
             Report of Independent Accountants...........................       55
         (2) FINANCIAL STATEMENT SCHEDULES:
             II -- Valuation and Qualifying Accounts for each of the
             three years in the period ended June 30, 1998. .............       58
         (3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION
             S-K):
             The exhibits required to be filed are listed in the index to
             exhibits....................................................       59

(b) Current Reports on Form 8-K:

     On July 10, 1998, the Company filed a Current Report on Form 8-K dated July 9, 1998 with the Securities and Exchange Commission reporting information under
Item 5, Other Events.

                               POWER OF ATTORNEY

     The Registrant and each person whose signature appears below hereby appoint John H. Foster and Timothy E. Foster as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.
                                      ---

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

                     SIGNATURE                                      TITLE                         DATE
                     ---------                                      -----                         ----

                /s/ JOHN H. FOSTER                   Chairman of the Board and Director    September 15, 1998
---------------------------------------------------
                 (JOHN H. FOSTER)

               /s/ TIMOTHY E. FOSTER                 Chief Executive Officer and Director  September 15, 1998
---------------------------------------------------
                (TIMOTHY E. FOSTER)

                /s/ JAMES W. MCLANE                  President, Chief Operating Officer    September 15, 1998
---------------------------------------------------  and Director
                 (JAMES W. MCLANE)

             /s/ ROBERT E. HEALY, JR.                Senior Vice President, Finance and    September 15, 1998
---------------------------------------------------  Administration and Chief Financial
              (ROBERT E. HEALY, JR.)                 Officer

                /s/ BARRY E. SMITH                   Vice President, Controller and Chief  September 15, 1998
---------------------------------------------------  Accounting Officer
                 (BARRY E. SMITH)

                                                     Director                              September   , 1998
---------------------------------------------------
                 (PETER O. CRISP)

               /s/ E. MARTIN GIBSON                  Director                              September 15, 1998
---------------------------------------------------
                (E. MARTIN GIBSON)

               /s/ SIRI S. MARSHALL                  Director                              September 15, 1998
---------------------------------------------------
                (SIRI S. MARSHALL)

               /s/ STEPHEN E. O'NEIL                 Director                              September 15, 1998
---------------------------------------------------
                (STEPHEN E. O'NEIL)

               /s/ GEORGE W. SIGULER                 Director                              September 15, 1998
---------------------------------------------------
                (GEORGE W. SIGULER)

             /s/ ROBERT G. STONE, JR.                Director                              September 15, 1998
---------------------------------------------------
              (ROBERT G. STONE, JR.)

                                                     Director                              September   , 1998
---------------------------------------------------
            (DANIEL C. TOSTESON, M.D.)

                                                                     SCHEDULE II

                                 NOVACARE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                         BALANCE AT    CHARGED TO                             BALANCE
                                         BEGINNING     COSTS AND                              AT END
DESCRIPTION                              OF PERIOD      EXPENSES     OTHER     DEDUCTIONS    OF PERIOD
-----------                              ----------    ----------    -----     ----------    ---------
Year ended June 30, 1998:
  Allowance for uncollectible
     accounts..........................   $33,263        21,907       8,127(1)  (25,676)      $55,060
                                                                     17,439(2)
Year ended June 30, 1997:
  Allowance for uncollectible
     accounts..........................   $18,995        19,708      11,295(1)  (25,005)      $33,263
                                                                      8,270(2)
Year ended June 30, 1996:
  Allowance for uncollectible
     accounts..........................   $19,718        16,359       1,187(1)  (27,287)      $18,995
                                                                      9,018(2)

---------------
(1) Allowances for doubtful accounts related to acquired receivables.

(2) Charged against net revenues.

                               INDEX TO EXHIBITS

EXHIBIT                                                                            PAGE
NUMBER                             EXHIBIT DESCRIPTION                            NUMBER
-------                            -------------------                            ------
    3   (a)*   Certificate of Incorporation of the Company, as amended to           --
               date (incorporated by reference to Exhibit 3(a) to the
               Company's Quarterly Report on Form 10-Q for the quarter
               ended March 31, 1992).
    3   (b)    By-laws of the Company, as amended to date (incorporated by          --
               reference to Exhibit 3 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1995).
    4   (a)    Stock Option Plan, as amended to date (incorporated by               --
               reference to Exhibit 4(a) to the Company's Annual Report on
               Form 10-K for the year ended June 30,1997).
    4   (b)*   Form of Indenture dated as of January 15, 1993 between the           --
               Company and Pittsburgh National Bank relating to 5 1/2%
               Convertible Subordinated Debentures Due 2000 (incorporated by reference to Exhibit 4 to Registration Statement on Form
               S-3 No. 33-55710).
    4   (c)    Rights Agreement dated as of March 9, 1995 by and between            --
               NovaCare, Inc. and American Stock Transfer & Trust Company,
               as Rights Agent (incorporated by reference to Exhibit 99(a)
               to the Company's current report on Form 8-K dated March 14,
               1995).
   10   (a)    (i) Employment Agreement dated as of July 1, 1994 between            --
               the Company and John H. Foster (incorporated by reference to
               Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q
               for the quarter ended March 31, 1995).
               (ii) Amendment dated February 2, 1995 to the employment              --
               agreement dated as of July 1, 1994 between the Company and
               John H. Foster (incorporated by reference to Exhibit 10(b)
               to the Company's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1995).
   10   (b)    (i) Employment Agreement dated as of January 6, 1995 between         --
               the Company and Daryl A. Dixon and Promissory Note of Daryl
               A. Dixon in favor of the Company dated January 6, 1995
               (incorporated by reference to Exhibit 10(i) to the Company's
               Annual Report on Form 10-K for the year ended June 30,
               1995).
               (ii) Amendment dated October 10, 1997 to the employment              --
               agreement dated as of January 6, 1995 between the Company
               and Daryl A. Dixon (incorporated by reference to Exhibit
               10(e) to the Company's Quarterly Report on Form 10-Q for the
               quarter ended December 31, 1997).
   10   (c)    (i) Employment Agreement dated as of July 1, 1996 between            --
               the Company and Timothy E. Foster (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K
               for the year ended June 30, 1997).
               (ii) Amendment dated May 15, 1998 to the employment
               agreement dated as of July 1, 1996 between the Company and
               Timothy E. Foster.
   10   (d)    Employment agreement dated as of October 9, 1996 between the         --
               Company and Barry E. Smith (incorporated by reference to
               Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q
               for the quarter ended December 31, 1997).
   10   (e)    (i) Employment Agreement dated as of April 14, 1997 between          --
               the Company and James W. McLane (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form
               10-Q for the quarter ended March 31, 1997).
               (ii) Amendment dated May 12, 1998 to the employment
               agreement dated as of April 14, 1997 between the Company and
               James W. McLane.
   10   (f)    Stock Purchase Agreement dated as of May 1, 1997 between             --
               NovaCare Employee Services, Inc. and James W. McLane
               (incorporated by reference to Exhibit 10(i) to the Company's
               Annual Report on Form 10-K for the year ended June 30,
               1997).

EXHIBIT                                                                            PAGE
NUMBER                             EXHIBIT DESCRIPTION                            NUMBER
-------                            -------------------                            ------
   10   (g)    Employment agreement dated as of June 13, 1997 between the           --
               Company and Robert E. Healy, Jr. (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form
               10-Q for the quarter ended December 31, 1997).
   10   (h)    Employment agreement dated as of March 18, 1998 between the          --
               Company and Ronald G. Hiscock (incorporated by reference to
               Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q
               for the quarter ended March 31, 1998).
   10   (i)    (i) Revolving Credit Facility Agreement dated as of May 27,          --
               1994 by and among NovaCare and certain of its subsidiaries and PNC Bank, First Union National Bank of North Carolina,
               Mellon Bank, N.A., Nations Bank of North Carolina, N.A.,
               CoreStates Bank, N.A., and National Westminster Bank, N.A.
               (incorporated by reference to Exhibit 10(g) to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1994).
               (ii) Revolving Credit Facility Credit Agreement First                --
               Amendment dated as of September 20, 1994 by and among
               NovaCare and certain of its subsidiaries and PNC Bank, N.A.,
               First Union National Bank of North Carolina, Mellon Bank,
               N.A., Nations Bank of North Carolina, N.A., CoreStates Bank,
               N.A., and National Westminster Bank, N.A. (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994).
               (iii) Revolving Credit Facility Agreement Second Amendment           --
               dated as of November 28, 1994 by and among NovaCare and
               certain of its subsidiaries and PNC Bank, N.A., First Union
               National Bank of North Carolina, Mellon Bank, N.A., Nations
               Bank of North Carolina, N.A., CoreStates Bank, N.A.,
               National Westminster Bank, N.A., and Fleet Bank of
               Massachusetts, N.A. (incorporated by reference to Exhibit
               10(b) to the Company's Quarterly Report on Form 10-Q for the
               quarter ended December 31, 1994).
               (iv) Revolving Credit Facility Agreement Third Amendment             --
               dated as of May 15, 1995 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National
               Bank of North Carolina, Mellon Bank, N.A., Nationsbank, N.A.
               (Carolina), CoreStates Bank, N.A., NatWest Bank, N.A., and
               Fleet Bank of Massachusetts, N.A. (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form
               10-Q for the quarter ended September 30, 1995).
               (v) Revolving Credit Facility Agreement Fourth Amendment             --
               dated as of May 19, 1995 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National
               Bank of North Carolina, Mellon Bank, N.A., Nationsbank, N.A.
               (Carolina), CoreStates Bank, N.A., NatWest Bank, N.A., and
               Fleet Bank of Massachusetts (incorporated by reference to
               Exhibit 10 (a) to the Company's Quarterly Report on Form
               10-Q for the quarter ended September 30, 1995).
               (vi) Revolving Credit Facility Agreement Fifth Amendment             --
               dated as of June 30, 1996 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National
               Bank of North Carolina, Mellon Bank, N.A., Nationsbank, N.A.
               (Carolina), CoreStates Bank, N.A., and Fleet Bank of
               Massachusetts (incorporated by reference to Exhibit 10(j)
               (vi) to the Company's Annual Report on Form 10-K for the
               year ended June 30, 1996).
               (vii) Revolving Credit Facility Agreement Sixth Amendment            --
               dated as of June 30, 1996 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., CoreStates Bank,
               N.A., First Union National Bank of North Carolina, Fleet
               Bank of Massachusetts, N.A., Mellon Bank, N.A. and
               Nationsbank, N.A. (incorporated by reference to Exhibit
               10(j)(vii) to the Company's Annual Report on Form 10-K for
               the year ended June 30, 1996).

EXHIBIT                                                                            PAGE
NUMBER                             EXHIBIT DESCRIPTION                            NUMBER
-------                            -------------------                            ------
               (viii) Revolving Credit Facility Agreement Seventh Amendment         --
               dated as of November 4, 1996 by and among NovaCare and
               certain of its subsidiaries and PNC Bank, N.A., First Union
               National Bank of North Carolina, Mellon Bank, N.A.,
               Nationsbank, N.A. (Carolina), CoreStates Bank, N.A., and
               Fleet Bank of Massachusetts, N.A. (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form
               10-Q for the quarter ended September 30, 1996).
               (ix) Revolving Credit Facility Agreement Eighth Amendment            --
               dated as of January 30, 1997 by and among NovaCare and
               certain of its subsidiaries and PNC Bank, N.A., First Union
               National Bank of North Carolina, Mellon Bank, N.A.,
               Nationsbank, N.A., CoreStates Bank, N.A., Fleet Bank of
               Massachusetts, N.A., The Bank of New York, and SunTrust Bank
               (Central Florida), N.A. (incorporated by reference to
               Exhibit (10)(j)(ix) to the Company's Annual Report on Form
               10-K for the year ended June 30, 1997).
               (x) Revolving Credit Facility Agreement Ninth Amendment              --
               dated as of January 30, 1997 by and among NovaCare and
               certain of its subsidiaries and PNC Bank, N.A., First Union
               National Bank of North Carolina, Mellon Bank, N.A.,
               Nationsbank, N.A., CoreStates Bank, N.A., Fleet Bank of
               Massachusetts, N.A., The Bank of New York, and SunTrust Bank
               (Central Florida), N.A. (incorporated by reference to
               Exhibit 10(j)(x) to the Company's Annual Report on Form 10-K
               for the year ended June 30, 1997).
               (xi) Revolving Credit Facility Agreement Tenth Amendment             --
               dated as of March 31, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National
               Bank of North Carolina, Mellon Bank, N.A., Nationsbank,
               N.A., CoreStates Bank, N.A., Fleet National Bank, The Bank
               of New York, and SunTrust Bank (Central Florida), N.A.
               (incorporated by reference to Exhibit 10(j)(xi) to the
               Company's Annual Report on Form 10-K for the year ended June
               30, 1997).
               (xii) Revolving Credit Facility Agreement Eleventh Amendment         --
               dated as of June 27, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National
               Bank of North Carolina, Mellon Bank, N.A., Nationsbank,
               N.A., CoreStates Bank, N.A., Fleet National Bank, The Bank
               of New York, SunTrust Bank (Central Florida), N.A., and Bank
               One (Kentucky), N.A. (incorporated by reference to Exhibit
               10(j)(xii) to the Company's Annual Report on Form 10-K for
               the year ended June 30, 1997).
               (xiii) Revolving Credit Facility Agreement Twelfth Amendment         --
               dated as of September 30, 1997 by and among NovaCare and
               certain of its subsidiaries and PNC Bank, N.A., First Union
               National Bank, Mellon Bank, N.A., NationsBank, N.A.,
               Corestates Bank, N.A., Fleet Bank, The Bank of New York,
               SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
               N.A., The Fuji Bank, Limited (New York Branch), Crestar
               Bank, Bank of Tokyo-Mitsubishi Trust Company, and AmSouth
               Bank (incorporated by reference to Exhibit 10(a) to the
               Company's Quarterly Report on Form 10-Q for the quarter
               ended September 30, 1997).
               (xiv) Revolving Credit Facility Agreement Thirteenth                 --
               Amendment dated as of November 17, 1997 by and among
               NovaCare and certain of its subsidiaries and PNC Bank N.A.,
               Corestates Bank, N.A., First Union National Bank, Fleet
               National Bank, Mellon Bank, N.A., The Bank of New York,
               SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
               N.A., The Fuji Bank, Limited (New York Branch), Crestar
               Bank, Bank of Tokyo-Mitsubishi Trust Company, AmSouth Bank
               (incorporated by reference to Exhibit 10(b) to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1998).

EXHIBIT                                                                            PAGE
NUMBER                             EXHIBIT DESCRIPTION                            NUMBER
-------                            -------------------                            ------
               (xv) Revolving Credit Facility Agreement Fourteenth                  --
               Amendment dated as of February 24, 1998 by and among
               NovaCare and certain of its subsidiaries and PNC Bank, N.A.,
               Corestates Bank, N.A., First Union National Bank, Fleet
               National Bank, Mellon Bank, N.A., The Bank of New York,
               SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
               N.A., The Fuji Bank, Limited (New York Branch), Crestar
               Bank, Bank of Tokyo-Mitsubishi Trust Company, AmSouth Bank
               (incorporated by reference to Exhibit 10(c) to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1998).
               (xvi) Revolving Credit Facility Agreement Fifteenth                  --
               Amendment dated as of February 27, 1998 by and among
               NovaCare and certain of its subsidiaries and PNC Bank, N.A.,
               Corestates Bank, N.A., First Union National Bank, Fleet
               National Bank, Mellon Bank, N.A., The Bank of New York,
               SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
               N.A., The Fuji Bank, Limited (New York Branch), Crestar
               Bank, Bank of Tokyo-Mitsubishi Trust Company, AmSouth Bank
               (incorporated by reference to Exhibit 10(d) to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1998).
               (xvii) Revolving Credit Facility Agreement Sixteenth                 --
               Amendment dated as of March 30, 1998 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A.,
               Corestates Bank, N.A., First Union National Bank, Fleet
               National Bank, Mellon Bank, N.A., The Bank of New York,
               SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
               N.A., The Fuji Bank, Limited (New York Branch), Crestar
               Bank, Bank of Tokyo-Mitsubishi Trust Company, AmSouth Bank
               (incorporated by reference to Exhibit 10(e) to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1998).
               (xviii) Revolving Credit Facility Agreement Seventeenth
               Amendment dated as of June 30, 1998 by and among NovaCare
               and certain of its subsidiaries and PNC Bank, N.A., First
               Union National Bank, Fleet National Bank, Mellon Bank, N.A.,
               Nations Bank, N.A., The Bank of New York, SunTrust Bank
               (Central Florida) N.A., Bank One (Kentucky) N.A., The Fuji
               Bank, Limited (New York Branch), Crestar Bank, Bank of
               Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of
               America NT & SA, Comerica Bank, Credit Lyonnais (New York
               Branch), Cooperative Centrale Raiffersen-Boerenleenbank
               B.A., "Rabobank Nederaland", (New York Branch), The Tokai
               Bank, Limited (New York Branch), Toronto Dominion (Texas),
               Inc.
   10   (j)    Supplemental Benefits Plan as amended to date (incorporated          --
               by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended June 30, 1997).
   13
               Annual Report to Shareholders for the fiscal year ended June
               30, 1998.
   21
               Subsidiaries of the Company.
   23
               Consent of Independent Accountants.
   24
               Power of Attorney (see "Power of Attorney" in Form 10-K).            --
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