Form 10-Q
period 1998-09-30
NOVACARE INC
filed 1998-11-13
CIK 802843

                             U N I T E D  S T A T E S
          S E C U R I T I E S  A N D  E X C H A N G E  C O M M I S S I O N
                       W A S H I N G T O N, D C  2 0 5 4 9


                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

                             Yes /x/      No  / /


As of October 31, 1998, NovaCare, Inc. had 62,660,502 shares of common stock, $.01 par value, outstanding.

                         NOVACARE, INC. AND SUBSIDIARIES

                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX

PART NO.     ITEM NO.            DESCRIPTION                                              PAGE NO.
--------     --------            -----------                                              --------
   I                   FINANCIAL INFORMATION

               1       Financial Statements
                       - Condensed Consolidated Balance Sheets as of
                        September 30, 1998 and June 30, 1998                                 1

                       - Condensed Consolidated Statements of Operations for the
                        Three Months Ended September 30, 1998 and 1997                       2

                       - Condensed Consolidated Statements of Cash Flows for the
                        Three Months Ended September 30, 1998 and 1997                       3

                       -  Notes to Condensed Consolidated Financial Statements              4-7

               2       Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                            8-13

  II                   OTHER INFORMATION

               4       Submission of Matters to a Vote of Security Holders                   14

               6       Exhibits and Reports on Form 8-K                                      15

Signatures                                                                                   16

                         NOVACARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF SEPTEMBER 30, 1998 AND JUNE 30, 1998
                      (In thousands, except per share data)

                                                                  SEPTEMBER 30,        June 30,
                                                                      1998               1998
                                                                  -----------         -----------
ASSETS                                                             (UNAUDITED)        (See Note 1)
Current assets:
  Cash and cash equivalents ................................        $    11,448         $    32,760
  Accounts receivable, net of allowances at September
   30, 1998 and at June 30, 1998 of $54,047 and $55,060,
   respectively ............................................            346,988             338,328
  Inventories ..............................................             40,024              38,207
  Deferred income taxes ....................................             14,580              14,580
  Other current assets .....................................             36,678              27,978
                                                                    -----------         -----------
     Total current assets ..................................            449,718             451,853
Property and equipment, net ................................             81,233              80,857
Excess cost of net assets acquired, net ....................            814,171             767,729
Investments in joint ventures ..............................             15,107              14,881
Other assets, net ..........................................             42,026              40,722
                                                                    -----------         -----------
                                                                    $ 1,402,255         $ 1,356,042
                                                                    ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of financing arrangements ................        $    35,155         $    32,074
  Accounts payable and accrued expenses ....................            158,495             193,025
  Income taxes payable .....................................              5,822                 981
                                                                    -----------         -----------
     Total current liabilities .............................            199,472             226,080
Financing arrangements, net of current portion .............            541,652             476,308
Deferred income taxes ......................................             41,622              41,067
Other ......................................................             11,720              13,608
                                                                    -----------         -----------
     Total liabilities .....................................            794,466             757,063
                                                                    -----------         -----------
Minority interest in consolidated subsidiaries .............             20,684              18,306
Commitments and contingencies ..............................                 --                  --

Shareholders' equity:
  Common stock, $.01 par value; authorized 200,000 shares;
   issued 67,961 shares at September 30, 1998 and issued
   67,935 shares at June 30, 1998 ..........................                680                 679
  Additional paid-in capital ...............................            273,577             273,157
  Retained earnings ........................................            355,928             350,255
                                                                    -----------         -----------
                                                                        630,185             624,091


   Less: Common stock in treasury (at cost), 5,307 shares at
      September 30, 1998 and 5,401 shares at June 30, 1998.             (43,080)            (43,418)
                                                                    -----------         -----------
     Total shareholders' equity ............................            587,105             580,673
                                                                    -----------         -----------
                                                                    $ 1,402,255         $ 1,356,042
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

                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            FOR THE THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                           ---------------------------
                                                              1998              1997
                                                           ---------         ---------
Net revenues ......................................        $ 478,201         $ 356,698
Cost of services ..................................          393,618           278,301
                                                           ---------         ---------

   Gross profit ...................................           84,583            78,397

Selling, general and administrative expenses ......           51,931            45,472
Provision for uncollectible accounts ..............            7,008             5,111
Amortization of excess cost of net assets acquired             6,132             4,466
                                                           ---------         ---------

   Income from operations .........................           19,512            23,348

Gain from issuance of subsidiary stock ............            1,355                --
Investment income .................................              173               141
Interest expense ..................................           (9,277)           (5,794)
Minority interest .................................             (663)              (75)
                                                           ---------         ---------

   Income before income taxes .....................           11,100            17,620

Income taxes ......................................            5,427             7,396
                                                           ---------         ---------

   Net income .....................................        $   5,673         $  10,224
                                                           =========         =========
   Net income per share - basic ...................        $     .09         $     .17
                                                           =========         =========
   Net income per share - assuming dilution .......        $     .09         $     .16
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

                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      ---------------------------
                                                                                         1998              1997
                                                                                      ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................................        $   5,673         $  10,224

Adjustments to reconcile net income to net cash flows provided by operating activities:

   Gain from issuance of subsidiary stock ....................................           (1,355)               --
   Depreciation and amortization .............................................           14,063            11,477
   Provision for uncollectible accounts ......................................            7,008             5,111
   Minority interest .........................................................              663                75
   Deferred income taxes .....................................................              555                --
   Changes in assets and liabilities, net of effects from acquisitions:
      Accounts and notes receivable ..........................................          (15,961)          (24,249)
      Inventories ............................................................           (1,816)              994
      Other current assets ...................................................           (8,224)           (2,109)
      Accounts payable and accrued expenses ..................................          (36,777)              747
      Income taxes payable ...................................................            4,841             5,509
      Other, net .............................................................             (481)             (926)
                                                                                      ---------         ---------

      Net cash flows (used in)  provided by operating activities..............          (31,811)            6,853
                                                                                      ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for businesses acquired, net of cash acquired .......................          (48,268)          (22,939)
Net additions to property and equipment ......................................           (9,451)           (6,138)
Other, net ...................................................................              354              (533)
                                                                                      ---------         ---------

      Net cash flows (used in) investing activities ..........................          (57,365)          (29,610)
                                                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing arrangements .........................................          174,784           123,500
Payment of financing arrangements ............................................         (107,565)          (91,415)
Proceeds from common stock issued ............................................              712               540
Payment for purchase of subsidiary treasury stock ............................              (67)               --
                                                                                      ---------         ---------

      Net cash flows provided by financing activities ........................           67,864            32,625
                                                                                      ---------         ---------

Net (decrease) increase in cash and cash equivalents .........................          (21,312)            9,868
Cash and cash equivalents, beginning of period ...............................           32,760            22,716
                                                                                      ---------         ---------
Cash and cash equivalents, end of period .....................................        $  11,448         $  32,584
                                                                                      =========         =========

Supplemental disclosures of cash flow information:
     Interest paid ...........................................................        $   9,655         $   2,785
                                                                                      =========         =========
     Income taxes paid .......................................................        $     453         $   1,862
                                                                                      =========         =========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

1. BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements of NovaCare, Inc. (the "Company") are unaudited. The balance sheet as of June 30, 1998 is condensed from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended June 30, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal recurring adjustments) necessary to present a fair statement of the results for such interim periods.

      Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

2. GAIN FROM ISSUANCE OF SUBSIDIARY STOCK

      In the three-month period ended September 30, 1998, a subsidiary of the Company, NovaCare Employee Services, Inc. ("NCES") issued 436 shares of its common stock in connection with an acquisition. As a result of this common stock transaction, the Company's percentage ownership of NCES decreased to 69.7% at September 30, 1998 from 70.9% at June 30, 1998.

      The Company recorded a gain of $1,355 ($799 net of tax) for the difference between the Company's historical cost of its investment in NCES and its portion of NCES equity at September 30, 1998. The Company will continue to record NCES investment adjustments through its statement of operations as NCES's equity changes as a result of capital transactions.

3. NET INCOME PER SHARE

      The following table sets forth the computation and reconciliation of net income per share-basic and net income per share-assuming dilution:

                                                                              FOR THE THREE MONTHS
                                                                                ENDED SEPTEMBER 30,
                                                                              ----------------------
                                                                                1998           1997
                                                                              -------        -------
NET INCOME ...........................................................        $ 5,673        $10,224
                                                                              =======        =======

WEIGHTED AVERAGE SHARES OUTSTANDING:

  WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC ........................         62,566         61,124

  Stock options ......................................................            671          2,028
  Contingently issuable shares - assuming dilution ...................             26            129
                                                                              -------        -------

  WEIGHTED AVERAGE SHARES OUTSTANDING - ASSUMING DILUTION ............         63,263         63,281
                                                                              =======        =======

  NET INCOME PER SHARE - BASIC .......................................        $   .09        $   .17
                                                                              =======        =======
  NET INCOME PER SHARE - ASSUMING DILUTION ...........................        $   .09        $   .16
                                                                              =======        =======

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                      (In thousands, except per share data)
                                   (Unaudited)


      The Company did not include convertible subordinated debentures, equivalent to 6,567 shares of common stock, or options to purchase 2,397 and 41 shares of common stock for the three months ended September 30, 1998 and 1997, respectively, because their effects are antidilutive. There were no transactions that occurred subsequent to September 30, 1998 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses are summarized as follows:

                                                                       SEPTEMBER 30,     June 30,
                                                                           1998            1998
                                                                         --------        --------
      Accounts payable ..........................................        $ 17,833        $ 19,679
      Accrued compensation and benefits .........................          65,695          87,985
      Accrued costs of productivity and cost improvement programs          22,422          23,748
      Accrued workers' compensation and health claims ...........          19,030          25,000
      Deferred and contingent purchase price obligations ........           6,417           8,756
      Accrued interest ..........................................           6,332           7,080
      Other .....................................................          20,766          20,777
                                                                         --------        --------
                                                                         $158,495        $193,025
                                                                         ========        ========

5. FINANCING ARRANGEMENTS

      Financing arrangements consisted of the following:

                                                                         SEPTEMBER 30,     June 30,
                                                                             1998            1998
                                                                          --------        --------
      $400,000 revolving credit facility (EuroDollar rate plus
          0.875% to 1.5%), due June 30, 2003 .....................        $300,000         227,500
      Convertible subordinated debentures (5.5%), due January 2000         175,000         175,000
      Subordinated promissory notes (5% to 10%), through 2007 ....          91,876          98,318
      $25,000 revolving credit facility of subsidiary, due
         November 17, 2000 .......................................           2,000              --
      Other ......................................................           7,931           7,564
                                                                          --------        --------
                                                                           576,807         508,382
      Less:  current portion .....................................          35,155          32,074
                                                                          --------        --------
                                                                          $541,652        $476,308
                                                                          ========        ========

      The Company has a revolving credit facility with a syndicate of lenders. The facility is collateralized by substantially all the common stock of the Company's subsidiaries. As of September 30, 1998, $99,078 of the line of credit was available after reduction for letters of credit totaling $922 and borrowings.

      NCES has a revolving credit facility with a syndicate of lenders. The credit facility provides for interest to be charged at a variable rate, depending on certain financial ratios, equal to: (i) the EuroDollar rate plus a range of 1.375% to 2.50%, or (ii) the lead lender's prime rate plus a range of
 .125% to 1.25%. Loans made under the credit facility are collateralized by a pledge of all of (i) the common stock of NCES's subsidiaries, (ii) the assets of NCES and its subsidiaries, and (iii) the Company's interest in the common stock of NCES. As of September 30, 1998, $21,859 of the NCES line of credit was available after reduction for a letter of credit of $1,141 and borrowings.

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                      (In thousands, except per share data)
                                   (Unaudited)


6. COMMITMENTS AND CONTINGENCIES

      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

      Certain purchase agreements require additional payments if specific financials targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at September 30, 1998 of approximately $80,298 in cash and 26 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. For the three months ended September 30, 1998 and September 30, 1997, the Company paid $3,913 and $3,600 in cash, respectively, and issued 14 and 25 shares, respectively, of common stock in connection with businesses acquired in prior years.

7. OPERATING SEGMENTS

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1998. Segment information is presented for outpatient services, long-term care services and employee services, consistent with the Company's reporting, organization and management structure.

      Operating results and other financial data are presented for the principal operating segments of the Company as follows:

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                             1998              1997
                                                          ---------         ---------
   NET REVENUES:
      Outpatient services ........................        $ 151,361         $ 113,936
      Long-term care services ....................          141,633           156,171
      Employee services ..........................          389,162           266,757
                                                          ---------         ---------
         Total ...................................          682,156           536,864
      Intrasegment elimination - employee services         (203,955)         (180,166)
                                                          ---------         ---------
         Consolidated revenues ...................        $ 478,201         $ 356,698
                                                          =========         =========

   GROSS PROFIT:
      Outpatient services ........................        $  45,243         $  34,777
      Long-term care services ....................           34,037            41,903
      Employee services ..........................           14,760             8,328
                                                          ---------         ---------
         Total ...................................           94,040            85,008
      Intrasegment elimination - employee services           (6,161)           (3,968)
      Depreciation ...............................           (3,296)           (2,643)
                                                          ---------         ---------
         Consolidated gross profit ...............        $  84,583         $  78,397
                                                          =========         =========

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                                           1998             1997
                                                                                         --------         --------
INCOME FROM OPERATIONS:
   Outpatient services ..........................................................        $ 18,345         $ 16,193
   Long-term care services ......................................................          17,977           24,568
   Employee services ............................................................           3,810            2,126
                                                                                         --------         --------
      Total .....................................................................          40,132           42,887
   Unallocated selling, general and administrative expenses .....................         (20,620)         (19,539)
                                                                                         --------         --------
      Consolidated income from operations .......................................        $ 19,512         $ 23,348
                                                                                         ========         ========

DEPRECIATION AND AMORTIZATION:
   Outpatient services ..........................................................        $  7,516         $  5,368
   Long-term care services ......................................................           3,211            2,819
   Employee services ............................................................           1,271              790
                                                                                         --------         --------
      Total .....................................................................          11,998            8,977
   Unallocated selling, general and administrative expenses .....................           2,065            2,500
                                                                                         --------         --------
      Consolidated depreciation and amortization ................................        $ 14,063         $ 11,477
                                                                                         ========         ========

EARNINGS BEFORE INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA"):
   Outpatient services ..........................................................        $ 25,861         $ 21,561
   Long-term care services ......................................................          21,188           27,387
   Employee services ............................................................           5,081            2,916
                                                                                         --------         --------
      Total .....................................................................          52,130           51,864
   Unallocated selling, general and administrative expenses .....................         (18,555)         (17,039)
                                                                                         --------         --------
      Consolidated EBITDA .......................................................        $ 33,575         $ 34,825
                                                                                         ========         ========


                                                                                         AS OF             As of
                                                                                      SEPTEMBER 30,       June 30,
                                                                                          1998             1998
                                                                                       ----------       ----------
SEGMENT ASSETS:
   Outpatient services ..........................................................      $  939,646       $  876,250
   Long-term care services.......................................................         311,293          326,872
   Employee services ............................................................         116,867          112,583
   Unallocated assets ...........................................................          34,449           40,337
                                                                                       ----------       ----------
                                                                                       $1,402,255       $1,356,042
                                                                                       ==========       ==========

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

      Operating Segments

      In fiscal 1998, NovaCare, Inc. (the "Company") adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires companies to report operating segments based upon the way a company manages its activities. Consistent with the Company's reporting, organization and management structure, the Company presents segment information for outpatient services, long-term care services and employee services. Segment information for the first quarter of fiscal 1998 has been restated to conform to the requirements of SFAS No. 131.

      See Note 7 to the Condensed Consolidated Financial Statements for financial data for each of the Company's operating segments.

      In fiscal 1998, the Company's employee services subsidiary, NovaCare Employee Services, Inc. ("NCES"), sold approximately 5.8 million shares in an initial public offering. NCES issued additional shares in connection with acquisitions completed in fiscal 1998 and 1999. As of September 30, 1998, the Company owns 69.7% of NCES.

      Regulatory Changes

      In the first quarter of fiscal 1999 the Company experienced a decline in earnings compared to the first quarter of fiscal 1998. Earnings for the three months ended September 30, 1998, excluding a $0.8 million after-tax gain related to the issuance of NCES stock, were $4.9 million, a 52% decline from $10.2 million in fiscal 1998. This decline resulted principally from reduced revenues and earnings in the Company's long-term care services operating segment, which recorded revenues and income from operations of $141.6 million and $18.0 million, respectively, in fiscal 1999 compared to $156.2 million and $24.6 million, respectively, in the first quarter of fiscal 1998.

      This reduced operating performance by the long-term care services segment resulted principally from (i) lower Medicare reimbursement rates due to salary equivalency guidelines implemented by the Health Care Financing Administration ("HCFA") effective April 1998 and (ii) a 10% decline in the number of rehabilitation patients per Company-served long-term care facility, resulting from the regulatory uncertainty surrounding the level of reimbursement for therapy services for Medicare patients under the Balanced Budget Act of 1997 ("BBA").

      In the fourth quarter of fiscal 1998, HCFA implemented salary equivalency reimbursement guidelines for occupational therapy and speech language pathology services and revised guidelines for physical therapy services. The net effect of these guidelines was to reduce the long-term care segment's reimbursement rates and gross profit percentage from previous levels. Additionally, BBA requires a change from these salary equivalency guidelines for therapy services to a prospective payment system for Medicare Part A services ("PPS") and a fee schedule with annual maximum payments per patient for Medicare Part B services. The Company believes that while these changes further reduce overall reimbursement levels, they offer opportunities to therapy service providers who can provide quality services at a lower cost.

      In response to these changes in reimbursement methodology, the Company is in the process of changing its long-term care service delivery model from one characterized by a high concentration of one-on-one therapy, with licensed professionals treating individual patients, to a model which: (i) relies more heavily on well-trained therapy assistants and aides closely supervised by licensed professionals and (ii) employs simultaneous therapy, wherein licensed professionals, along with well-trained therapy assistants and aides, treat multiple patients on a coordinated basis.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


      By changing Medicare reimbursement to long-term care facilities from a cost basis to a fixed fee, the BBA is a fundamental change in the economic assumptions underlying patient care in long-term care facilities. Due to the extensive nature of the reimbursement changes specified by the BBA, the effect these changes may have on the demand for services and management's inability to predict what portion of the PPS and fee schedule rates that the Company will be able to receive based on negotiated terms of service contracts with its customers, the Company is unable to determine the impact that the BBA will have on its financial position or results of operations.

      Corporate and Capital Structure Changes

      The Company continues to evaluate its strategic alternatives for obtaining additional capital to fund its growth. Such alternatives could include placing additional debt through a high-yield offering or private placement, the offering of equity securities in a private placement, the separation of the Company's activities into two independent companies, one of which would operate its outpatient services operating segment and the other of which would operate its long-term care and employee services operating segments, and the subsequent offering for sale of equity securities, or the sale of one or more of the Company's businesses. The feasibility and timing of these alternatives will depend on a variety of capital markets, tax, regulatory and operational issues.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

      Consolidated net revenues were $478.2 million, an increase of $121.5 million (34%) over fiscal 1998, as continued expansion in the Company's outpatient services and employee services operating segments more than offset the decline in long-term care services segment revenues. Growth in the outpatient services segment resulted primarily from acquisitions. Employee services growth was due primarily to internal growth. The revenue decline in long-term care services was substantially due to regulatory changes. The Company acquired six outpatient physical therapy and rehabilitation businesses and one employee services business in the first quarter of fiscal 1999, compared to eight outpatient physical therapy and rehabilitation business 10 orthotic and prosthetic ("O&P") businesses in the first quarter of last year.

      Consolidated gross profit (excluding depreciation) was $87.9 million, an increase of $6.8 million (8%) over fiscal 1998. The reasons for the gross profit increase are the same as the net revenue increase, with acquisitions in outpatient services and internal growth in employee services more than offsetting the impact of regulatory changes in long-term care services. The decline in gross profit as a percentage of net revenues ("gross profit margin") to 18.4% compared to 22.7% last year, was due primarily to lower gross profit margins in the long-term care services segment.

      Other operating expenses, which include selling, general and administrative expenses, depreciation (other than depreciation included in cost of sales), amortization of excess cost of net assets acquired and provision for uncollectible accounts, were $65.1 million, an increase of $10.0 million (18%) over fiscal 1998. The increase relates principally to businesses acquired during fiscal 1998 and the first quarter of fiscal 1999 as well as costs incurred to support internal growth. As a percentage of net revenues, other operating expenses decreased to 13.6% in the first quarter of fiscal 1999, compared to 15.4% in fiscal 1998. This decrease resulted principally from an increase in employee services revenues, where these expenses are typically a smaller percentage of net revenues compared to outpatient services or long-term care services.

      Depreciation expense, including depreciation included in cost of services and selling, general and administrative expenses, was $7.9 million, an increase of $0.9 million (13%) over fiscal 1998, due primarily to acquisitions and capital expenditures in fiscal 1998 and fiscal 1999. Amortization of excess cost of net assets acquired ("amortization") was $6.1 million in the first quarter of fiscal 1999, an increase of $1.7 million (37%) over fiscal 1998 as a result of businesses acquired subsequent to September 30, 1997.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


      Interest expense, net of investment income, was $9.1 million, an increase of $3.5 million (61%) over fiscal 1998 as a result of increased borrowings principally associated with the Company's acquisitions, as discussed under "Liquidity and Capital Resources."

      Income tax expense for the three months ended September 30, 1998 was 48.9% of pre-tax income, an increase from 42.0% of pre-tax income in fiscal 1998. This increase in tax rate resulted principally from the effect of nondeductible amortization on reduced pre-tax income in fiscal 1999 compared to fiscal 1998.

OPERATING RESULTS BY SEGMENT

      Outpatient Services

      Net revenues for the outpatient services segment were $151.4 million, an increase of $37.4 million (33%) over fiscal 1998. The increase in net revenues was due principally to the effect of fiscal 1998 acquisitions, acquisitions completed in the first quarter of fiscal 1999 and modest same-market growth in O&P and occupational health, offset by a slight reduction in same-market growth in outpatient physical therapy and rehabilitation.

      Gross profit (excluding depreciation) was $45.2 million, an increase of $10.5 million (30%) over the first quarter of fiscal 1998 resulting primarily from the inclusion of businesses acquired in fiscal 1998 and fiscal 1999. Gross profit margin declined to 29.9% from 30.5% in the first quarter of fiscal 1998, principally as a result of pricing pressure in the outpatient physical therapy and rehabilitation business.

      Income from operations was $18.3 million, an increase of $2.2 million (13%) over last year. The increase resulted from the higher gross profit noted above, offset partially by higher selling, general and administrative expenses, an increase in the provision for bad debts and higher depreciation and amortization expense. The increase in these costs was principally the result of expenses associated with acquired businesses.

      Long-term Care Services

      Net revenues for long-term care services were $141.6 million, a decrease of $14.5 million (9%) from the first quarter of fiscal 1998. The decrease in net revenues resulted from the factors previously noted in "Overview" above as an overall pricing decrease of 16% was only partially offset by a volume increase of 7%. The pricing decrease related to the impact of the salary equivalency guidelines that were implemented in the fourth quarter of fiscal 1998 as well as the overall lower reimbursement rates resulting from the implementation of the BBA. The volume increases resulted from new contract sales net of cancellations that occurred during fiscal 1998 and the first quarter of fiscal 1999. Partially offsetting these net contract sales was a decline of approximately 10% in average rehabilitation patients treated per Company-served customer facility resulting from the uncertainty surrounding the reimbursement economics of Medicare patients in long-term care facilities under the BBA.

      Gross profit was $34.0 million, a decrease of $7.9 million (19%) from last year. The gross profit margin was 24.0% compared to 26.8% last year. The decline in gross profit and gross profit margin resulted from the lower pricing experienced in fiscal 1999 as a result of regulatory changes (see "Overview" above), which was only partially offset by lower salary and wage costs per employee and improved productivity. The lower salary and wage costs per employee essentially resulted from the Company's reduction of therapist salaries and wages, which occurred in September 1998.

      Income from operations was $18.0 million, a decrease of $6.6 million (27%) from last year, as the decline in gross profit was partially offset by lower selling, general and administrative expenses.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


      Employee Services

      Employee services net revenues were $389.2 million (before an intercompany elimination of $204.0 million related to services provided to the outpatient services and long-term care services segments), an increase of $122.4 million (46%) over last year's revenues of $266.8 million (before an intercompany elimination of $180.2 million). This increase in net revenues is due to: (i) an increase of $98.6 million in third-party net revenues and (ii) an increase in net revenues of $23.8 million under the employee services segment's contract with the outpatient services and long-term care services segments (the "NovaCare Contract").

      The increase in revenues from third parties resulted from acquisitions completed in fiscal 1998 and 1999 and internal growth. Revenues under the NovaCare Contract increased principally as a result of a 17.7% increase in the average number of worksite employees.

      Gross profit (excluding depreciation) was $14.8 million, an increase of $6.4 million (77%) over the first quarter of fiscal 1998. The gross profit margin was 3.8% compared to 3.1% in the first quarter of fiscal 1998. The increase in gross profit and gross profit margin resulted from the increase in net revenues and improved margins in the NovaCare Contract and in temporary therapist staffing.

      Income from operations was $3.8 million, an increase of $1.7 million (79%) over last year. The increase resulted from the improvement in gross profit noted above, partially offset by higher selling, general and administrative expenses related to acquisitions and additional costs incurred to support internal growth.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1998, cash and cash equivalents totaled $11.4 million, a decrease of $21.3 million from June 30, 1998. During the three months ended September 30, 1998, the Company used $31.8 million of cash in operating activities. The unfavorable cash flow from operating activities in fiscal 1999 resulted principally from the timing of payments for accounts payable and accrued expenses, particularly compensation-related payments, and higher accounts receivable. The increase in accounts receivable resulted from higher consolidated net revenues and an increase in days sales outstanding in the long-term care services segment as customer payments slowed due to their cash flow uncertainties pertaining to Medicare regulatory changes.

      The Company also used $57.4 million of cash in investing activities in the first quarter of fiscal 1999, of which $48.3 million related to acquisitions and $9.5 million was for capital expenditures. Capital expenditures consisted principally of information systems software and hardware costs in support of the Company's business expansion and improved infrastructure as well as equipment and leasehold improvements in startup operations in the outpatient services segment.

      To finance these cash requirements, the Company borrowed a net $72.5 million under its $400.0 million long-term credit facility and reduced its cash balances by $21.3 million. At September 30, 1998, the Company had $99.1 million available under its credit facility after reduction for a letter of credit of $.9 million and borrowings of $300 million. NCES also borrowed a net $2.0 million under its $25.0 million credit facility principally to finance an acquisition. At September 30, 1998, NCES had $21.9 million of its credit facility available after reduction for a letter of credit of $1.1 million and borrowings.

      In order to improve its overall cash flow and reduce its outstanding borrowings, the Company is in the process of implementing a program to improve cash flow from operations and reduce acquisition and capital expenditures. The Company has deferred all significant acquisitions in its outpatient services and long-term care services operating segments and has reduced its budget for capital expenditures from levels which were previously anticipated. In addition, the Company has implemented a program to improve cash collections and reduce days sales outstanding.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000 READINESS

      During the quarter ended September 30, 1998, NovaCare continued to address issues associated with the "Year 2000" problem. The Year 2000 problem occurs because, historically, certain computer programs have been written using two digits, rather than four digits, to define the applicable year. The Company's financial and management operating systems, microprocessors embedded in physical therapy, office or other equipment ("embedded chips") or computer systems used by third parties (such as financial institutions, customers or suppliers) could malfunction when dates occurring after December 31, 1999 are recognized as twentieth century dates (i.e. 1900) rather than twenty-first century dates (i.e.
2000).

      NovaCare is currently in the process of implementing its comprehensive response to the Year 2000 problem. During fiscal 1998, the Company completed an inventory of its financial and management operating systems and made a preliminary determination of which programs were or were not Year 2000 ready. The Company also established a program to test each significant application which was believed to be Year 2000 ready and to remediate all significant programs which were not Year 2000 ready. In some cases, the Company intends to address Year 2000 issues through the development of new programs, which enhance or provide new functionality to these financial and management operating systems.

      The Company continues to survey its field locations to determine the impact of embedded chips on physical therapy and office equipment as well as owned and leased real estate. The Company expects this survey to be complete by March 31, 1999.

      The Company anticipates that the all of its significant computer applications will be tested and remediated by June 30, 1999 and that embedded chips which cannot accommodate Year 2000 issues and significantly affect field operations will be identified and replaced by that date.

      The Company estimates the total cost of its Year 2000 effort to be approximately $6.5 million, including $2.5 million of capital costs for new computers and related equipment. The estimate of capital costs has been reduced by $2.5 million from the Company's original estimate at June 30, 1998. This amount does not include costs for computer software developed in order to provide or improve functionality. At September 30, 1998, the Company had already spent approximately $1.7 million in this effort, of which $0.1 million represented capital costs. The Company has increased its overall information technology budget to accommodate Year 2000 issues and has not delayed other projects critical to the Company's business.

      The Company continues to interview customers, vendors and service bureaus to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks. Contingency planning is underway in the event that third parties are unable to successfully remediate all Year 2000 issues. The Company expects to complete this contingency planning by March 31, 1999. However, there can be no assurance that this contingency planning will partially or completely ameliorate the failure of one or more third parties to successfully identify and resolve Year 2000 issues.

      If the Company is unsuccessful in completing remediation of non-compliant systems, correcting embedded chips and if customers or vendors cannot rectify Year 2000 issues, the Company could incur additional costs, which may be substantial, to develop alternative methods to managing its business and replacing non-compliant equipment, and may experience delays in payments by customers or to vendors.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


CAUTIONARY STATEMENT

      Except for historical information, matters discussed above including, but not limited to, statements concerning future growth, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include reimbursement system changes, including customer response to the establishment of salary equivalency guidelines for certain therapies and the change from cost-based reimbursement to fee schedules and per diem payments, the number and productivity of clinicians, pricing of payer contracts, management retention and development, management's success in integrating acquired businesses and in developing and introducing new products and lines of business, the ability of the Company, its customers and suppliers to complete assessment, testing and remediation of Year 2000 issues, the ability of the Company to improve its cash flow from operations, adverse Internal Revenue Service rulings with respect to the employer status of employee services businesses and the Company's ability to implement the employee services business model.

                         NOVACARE, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the three months ended September 30, 1998, the Company did not submit any matters to a vote of security holders. On November 5, 1998, the Company held its Annual Meeting of Stockholders for the fiscal year ended June 30, 1998. The following matters were submitted for vote:

1. The following individuals were nominated and elected to serve as the directors of the Company:

         Peter O. Crisp             For:  47,331,590
                                    Withhold Authority:  694,217

         John H. Foster             For:  47,329,964
                                    Withhold Authority:  695,843

         Timothy E. Foster          For:  47,334,944
                                    Withhold Authority:  690,863

         E. Martin Gibson           For:  47,336,244
                                    Withhold Authority:  689,563

         Siri S. Marshall           For:  47,336,244
                                    Withhold Authority:  689,563

         James W. McLane            For:  47,331,490
                                    Withhold Authority:  694,317

         Stephen E. O'Neil          For:  47,321,344
                                    Withhold Authority:  704,463

         George W. Siguler          For:  37,448,500
                                    Withhold Authority:  10,577,307

         Daniel C. Tosteson, M.D.   For:  47,331,190
                                    Withhold Authority:  674,617

2. The holders of 43,288,765 shares voted for, the holders of 4,575,219 shares voted against and the holders of 161,823 shares abstained with respect to the approval of the Company's 1998 Stock Option Plan.

3. The holders of 43,037,251 shares voted for, the holders of 4,819,204 shares voted against and the holders of 169,352 shares abstained with respect to the approval of the grant to James W. McLane, President and Chief Operating Officer of the Company, of certain options to purchase shares of the common stock, $.01 par value of the Company.

4. The holders of 47,789,900 shares voted in favor of, the holders of 166,628 shares voted against, and the holders of 69,278 shares abstained with respect to the ratification of the selection of PricewaterhouseCoopers LLP, independent certified public accountants, to serve as independent accountants for the Company.

                         NOVACARE, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibit
      Number              Exhibit Description                                        Page Number
      ------              -------------------                                        -----------
      10 (a)      Amended and Restated Employment Agreement dated as of July 1,
                  1998 between the Company and John H. Foster.

      10 (b)      Amendment dated as of September 1, 1998 to the Amended and
                  Restated Employment Agreement dated as of July 1, 1998 between the Company and John H. Foster.

      10 (c)      Amendment dated as of September 1, 1998 to the Employment
                  Agreement dated as of July 1, 1996, as amended, between the Company and Timothy E. Foster.

      10 (d)      Amendment dated as of July 1, 1998 to the Employment
                  Agreement dated as of April 14, 1997, as amended, between the Company and James W. McLane.

      10 (e)      Amendment dated as of September 1, 1998 to the Employment
                  Agreement dated as of April 14, 1997, as amended, between the Company and James W. McLane.

      10 (f)      First Amendment dated as of October 8, 1998 to the Employment
                  Agreement dated as of March 18, 1998 between the Company and Ronald G. Hiscock.

      10 (g)      Amendment dated as of October 14, 1998 to the Employment
                  Agreement dated as of June 13, 1997 between the Company and Robert E. Healy.

      10 (h)      Amendment dated as of October 1, 1998 to the Employment
                  Agreement dated as of October 9, 1996 between the Company and Barry E. Smith.

      27          Financial Data Schedule

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                        NOVACARE, INC.
                                      ------------------
                                         (REGISTRANT)




NOVEMBER 13, 1998                  BY /s/ ROBERT E. HEALY, JR.
                                      ----------------------------------
                                       ROBERT E. HEALY, JR.,
                                       SENIOR VICE PRESIDENT,
                                       FINANCE & ADMINISTRATION AND
                                       CHIEF FINANCIAL OFFICER




                                   BY /s/ BARRY E. SMITH
                                      ----------------------------------
                                      BARRY E. SMITH,
                                      VICE PRESIDENT,
                                      CONTROLLER AND
                                      CHIEF ACCOUNTING OFFICER