Form 10-Q
period 1998-12-31
NOVACARE INC
filed 1999-02-16
CIK 802843

                             U N I T E D S T A T E S
        S E C U R I T I E S  A N D  E X C H A N G E  C O M M I S S I O N
                      W A S H I N G T O N,  D C  2 0 5 4 9


                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


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

                                  Yes  X   No
                                     ----    ----

As of January 31, 1999, NovaCare, Inc. had 62,872,688 shares of common stock, $.01 par value, outstanding.

                         NOVACARE, INC. AND SUBSIDIARIES

                   FORM 10-Q - QUARTER ENDED DECEMBER 31, 1998


                                      INDEX


PART NO.          ITEM NO.                      DESCRIPTION                                           PAGE NO.
--------          --------                      -----------                                           --------

     I                           FINANCIAL INFORMATION

                     1           Financial Statements
                                 - Condensed Consolidated Balance Sheets as of December 31, 1998
                                    and June 30, 1998                                                     1

                                 - Condensed Consolidated Statements of Operations for the Three
                                    Months Ended December 31, 1998 and 1997                               2

                                 - Condensed Consolidated Statements of Operations for
                                    the Six Months Ended December 31, 1998 and 1997                       3

                                 - Condensed Consolidated Statements of Cash Flows for the Six
                                    Months Ended December 31, 1998 and 1997                               4

                                 - Notes to Condensed Consolidated Financial Statements                 5-10

                     2           Management's Discussion and Analysis of Financial Condition and
                                 Results of Operations                                                  11-19

    II                           OTHER INFORMATION


                     6           Exhibits and Reports on Form 8-K                                        20

Signatures                                                                                               21

                         NOVACARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1998 AND JUNE 30, 1998
                      (In thousands, except per share data)

                                                                                   DECEMBER 31,        June 30,
                                                                                       1998              1998
                                                                                   -----------       -----------
ASSETS                                                                             (UNAUDITED)       (See Note 1)
Current assets:
   Cash and cash equivalents .................................................     $    15,238       $    32,760
   Accounts receivable, net of allowances at December 31, 1998 and at
     June 30, 1998 of $57,550 and $55,060, respectively ......................         327,755           338,328
   Inventories ...............................................................          43,021            38,207
   Deferred income taxes .....................................................          14,580            14,580
   Other current assets ......................................................          27,867            27,978
                                                                                   -----------       -----------
       Total current assets ..................................................         428,461           451,853
Property and equipment, net ..................................................          83,497            80,857
Excess cost of net assets acquired, net ......................................         790,541           767,729
Investments in joint ventures ................................................          15,510            14,881
Other assets, net ............................................................          47,147            40,722
                                                                                   -----------       -----------
                                                                                   $ 1,365,156       $ 1,356,042
                                                                                   ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of financing arrangements .................................     $    30,797       $    32,074
   Accounts payable and accrued expenses .....................................         137,025           193,025
   Income taxes payable ......................................................           1,003               981
                                                                                   -----------       -----------
       Total current liabilities .............................................         168,825           226,080
Financing arrangements, net of current portion ...............................         550,571           476,308
Deferred income taxes ........................................................          41,684            41,067
Other ........................................................................          12,814            13,608
                                                                                   -----------       -----------
       Total liabilities .....................................................         773,894           757,063
                                                                                   -----------       -----------
Minority interest in consolidated subsidiaries ...............................          21,932            18,306
Commitments and contingencies ................................................              --                --

Shareholders' equity:
   Common stock, $.01 par value; authorized 200,000 shares;
     issued 68,189 shares at December 31, 1998 and issued 67,935 shares
     at June 30, 1998 ........................................................             682               679
   Additional paid-in capital ................................................         273,890           273,157
   Retained earnings .........................................................         337,430           350,255
                                                                                   -----------       -----------
                                                                                       612,002           624,091

   Less: Common stock in treasury (at cost), 5,307 shares at December 31, 1998
     and 5,401 shares at June 30, 1998 .......................................         (42,672)          (43,418)
                                                                                   -----------       -----------
       Total shareholders' equity ............................................         569,330           580,673
                                                                                   -----------       -----------
                                                                                   $ 1,365,156       $ 1,356,042
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

                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          FOR THE THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                         -------------------------
                                                           1998             1997
                                                         ---------       ---------

Net revenues ......................................      $ 483,322       $ 398,818
Cost of services ..................................        403,248         312,485
                                                         ---------       ---------

    Gross profit ..................................         80,074          86,333

Selling, general and administrative expenses ......         54,347          49,566
Provision for uncollectible accounts ..............          8,053           4,837
Amortization of excess cost of net assets acquired           6,356           4,799
Provision for restructure, net ....................         17,800          23,500
                                                         ---------       ---------

     (Loss) income from operations ................         (6,482)          3,631

Gain from issuance of subsidiary stock ............            151          38,128
Investment income .................................            123             305
Interest expense ..................................         (9,429)         (6,695)
Minority interest .................................           (806)           (345)
                                                         ---------       ---------

    (Loss) income before income taxes .............        (16,443)         35,024

Income taxes ......................................          2,055          14,452
                                                         ---------       ---------

    Net (loss) income .............................      $ (18,498)      $  20,572
                                                         =========       =========
    Net (loss) income per share - basic ...........      $   (0.29)      $     .34
                                                         =========       =========
    Net (loss) income per share - assuming dilution      $   (0.29)      $     .33
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

                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          FOR THE SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                         -------------------------
                                                           1998             1997
                                                         ---------       ---------

Net revenues ......................................      $ 961,523       $ 755,516
Cost of services ..................................        796,866         590,786
                                                         ---------       ---------

    Gross profit ..................................        164,657         164,730

Selling, general and administrative expenses ......        106,278          95,038
Provision for uncollectible accounts ..............         15,061           9,948
Amortization of excess cost of net assets acquired          12,488           9,265
Provision for restructure, net ....................         17,800          23,500
                                                         ---------       ---------

     Income from operations .......................         13,030          26,979

Gain from issuance of subsidiary stock ............          1,506          38,128
Investment income .................................            296             446
Interest expense ..................................        (18,706)        (12,489)
Minority interest .................................         (1,469)           (420)
                                                         ---------       ---------

    (Loss) income before income taxes .............         (5,343)         52,644

Income taxes ......................................          7,482          21,848
                                                         ---------       ---------

    Net (loss) income .............................      $ (12,825)      $  30,796
                                                         =========       =========
    Net (loss) income per share - basic ...........      $   (0.20)      $     .50
                                                         =========       =========
    Net (loss) income per share - assuming dilution      $   (0.20)      $     .49
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

                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                 FOR THE SIX MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                 -------------------------
                                                                                    1998           1997
                                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income .........................................................      $ (12,825)      $  30,796

Adjustments to reconcile net income to net cash flows provided by operating activities:

     Provision for restructure, net .......................................         17,800          23,500
     Gain from issuance of subsidiary stock ...............................         (1,506)        (38,128)
     Depreciation and amortization ........................................         28,524          23,932
     Provision for uncollectible accounts .................................         15,061           9,948
     Minority interest ....................................................          1,469             420
     Deferred income taxes ................................................            617           5,879
     Changes in assets and liabilities, net of effects from acquisitions:
         Accounts and notes receivable ....................................         (4,067)        (44,449)
         Inventories ......................................................         (4,846)         (2,116)
         Other current assets .............................................           (101)         (5,231)
         Accounts payable and accrued expenses ............................        (55,962)         13,863
         Income taxes payable .............................................             22           5,367
         Other, net .......................................................         (2,046)            100
                                                                                 ---------       ---------

         Net cash flows (used in)  provided by operating activities .......        (17,860)         23,881
                                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for businesses acquired, net of cash acquired ....................        (54,315)        (91,090)
Net additions to property and equipment ...................................        (19,066)        (13,612)
Other, net ................................................................            344          (3,089)
                                                                                 ---------       ---------

         Net cash flows (used in) investing activities ....................        (73,037)       (107,791)
                                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing arrangements ......................................        257,280         219,033
Payment of financing arrangements .........................................       (185,195)       (166,906)
Proceeds from common stock issued .........................................          1,285           1,738
Proceeds from the issuance of subsidiary stock ............................              5          45,709
                                                                                 ---------       ---------

         Net cash flows provided by financing activities ..................         73,375          99,574
                                                                                 ---------       ---------

Net (decrease) increase in cash and cash equivalents ......................        (17,522)         15,664
Cash and cash equivalents, beginning of period ............................         32,760          22,716
                                                                                 ---------       ---------
Cash and cash equivalents, end of period ..................................      $  15,238       $  38,380
                                                                                 =========       =========

Supplemental disclosures of cash flow information:
      Interest paid .......................................................      $  14,849       $   6,067
                                                                                 =========       =========
      Income taxes paid ...................................................      $   6,418       $  10,199
                                                                                 =========       =========




      The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

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

         Operating results for the three-and six-month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

2.       PROVISION FOR RESTRUCTURE, NET

         In the second quarter of fiscal 1999 the Company recorded a $17,800 restructure provision composed of the following:

          Outpatient services.........................   $    31,100
          Long-term care services.....................       (13,300)
                                                         -----------
          Net restructure provision...................   $    17,800
                                                         ===========

     Outpatient services:

         During the second quarter of fiscal 1999, the Company decided to exit certain non-strategic markets being served by its outpatient physical therapy and rehabilitation and occupational health business ("PROH"). The markets consist of 40 PROH clinics. The decision resulted in a write down of the value of the related assets to estimated net realizable value. The related provision for restructure is as follows:

          Write down of goodwill....................    $    28,300
          Employee severance and other..............          2,800
                                                        ------------
          Total provision for restructure...........    $    31,100
                                                        ============

         The estimated net realizable value of PROH assets (principally excess cost of net assets acquired) was determined by reference to the Company's experience with purchases and sales of comparable assets over the past several years and in consultation with financial advisors. At December 31, 1998, the remaining net book value after the write-down of these assets to be sold was $6.9 million. The clinics to be disposed of had annualized net revenues of $16.6 million and annualized operating profit of $0.2 million. The annualized pre-tax effect of suspending depreciation and amortization on these assets is $0.8 million. These assets are expected to be sold by September 30, 1999.

     Long-term care services:

         In the second quarter of fiscal 1998, the Company recorded a restructure provision of $23,500 based on an evaluation of the impact of changes in the Medicare reimbursement system mandated by the Balanced Budget Act

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)


     of 1997 (the "BBA") on the Company's long-term care services segment. The provision related principally to severance costs associated with personnel changes required by the Company's revised operating model in the long-term care services segment. The Company's prior operating model was characterized by a high concentration of one-on-one therapy, with licensed professionals treating individual patients. The Company's revised model (i) relies more heavily on well-trained therapy assistants and aides closely supervised by licensed professionals, and (ii) employs simultaneous therapy, wherein licensed professionals, along with well-trained therapy assistants and aides, treat multiple patients on a coordinated basis. The Company had anticipated commencing conversion to the new operating model in fiscal 1998 and substantially completing the conversion by December 31, 1998.

         During the second quarter of fiscal 1999, it became apparent that a portion of this fiscal 1998 charge would not be required. Delays by the Health Care Financing Administration ("HCFA") in finalizing regulations covering Medicare reimbursement under the BBA correspondingly delayed the conversion of customers to the new operating model. The conversion is expected to be completed by June 30, 1999. However, a significant portion of the employee base covered by the restructure reserve voluntarily resigned to seek new employment during the delay. Additionally, as a result of changing labor market conditions, the Company implemented a salary reduction program in September 1998 causing voluntary resignations of employees covered by the restructure reserve. Finally, more employees than anticipated obtained employment with national chain customers when these customer facilities converted to in-house therapy programs.

         As a result of these factors, the Company reduced its previously established provision by $13,300 and determined that $6,750 was required at December 31, 1998 related to the remaining conversion of the Company's long-term care segment to the new operating model. This amount is composed of the following:

          Employee severance costs............................. $       4,975
          Lease terminations...................................           877
          Asset write-offs, net of estimated proceeds..........           748
          Other................................................           150
                                                                -------------
          Total restructure reserve............................ $       6,750
                                                                =============

     Activity in the fiscal 1998 provision for restructure was as follows:

          Provision for restructure, December 31, 1997....... $      23,500
          Payments and other reductions......................        (3,450)
          Reduction of provision for restructure.............       (13,300)
                                                              -------------
          Provision for restructure, December 31, 1998....... $       6,750
                                                              =============

         The tax impacts of the outpatient services provision and the reversal of the long-term care services provision were offsetting; accordingly, the after-tax restructure provision was also $17,800.

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)


3.   GAINS FROM ISSUANCE OF SUBSIDIARY STOCK

         In the three- and six-month periods ended December 31, 1998, a subsidiary of the Company, NovaCare Employee Services, Inc. ("NCES") issued 161 and 597 shares of its common stock in connection with fiscal 1999 acquisitions.

         In fiscal 1998, NCES completed an initial public offering, converted its mandatorily redeemable common stock and issued common stock to former owners of acquired companies. The initial public offering included 5,750 shares of NCES common stock issued at $9.00 per share. Proceeds received by NCES from the initial public offering, net of underwriting and issuance costs, were $45,709.

         As a result of these common stock transaction, the Company's percentage ownership of NCES was 69.3% at December 31, 1998.

         The Company recorded gains of $151 ($89 after-tax) and $1,506 ($889 after-tax) in the three- and six-month periods ended December 31, 1998 and a gain of $38,128 ($22,495 after-tax) in the three- and six-month periods ended December 31, 1997, for the difference between the Company's historical cost of its investment in NCES and its portion of NCES equity at each period-end. The Company will continue to record NCES investment adjustments through its statement of operations as NCES's equity changes as a result of capital transactions.

4.   NET (LOSS) INCOME PER SHARE

         The following table sets forth the computation and reconciliation of net (loss) income per share-basic and net (loss) income per share-assuming dilution:

                                               FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                     DECEMBER 31,                    DECEMBER 31,
                                               -------------------------      -----------------------
                                                  1998            1997          1998           1997
                                               ----------       --------      --------       --------

NET (LOSS) INCOME .......................      $  (18,498)      $ 20,572      $(12,825)      $ 30,796
                                               ==========       ========      ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING:

  WEIGHTED AVERAGE SHARES OUTSTANDING -
    BASIC ...............................          62,735         61,260        62,642         61,186

  Stock options .........................              --          1,986            --          2,083
  Contingently issuable shares - assuming
    dilution ............................              --             42            --             42
                                               ----------       --------      --------       --------
  WEIGHTED AVERAGE SHARES OUTSTANDING -
    ASSUMING DILUTION ...................          62,735         63,288        62,642         63,311
                                               ==========       ========      ========       ========

  NET (LOSS) INCOME PER SHARE - BASIC ...      $    (0.29)      $    .34      $  (0.20)      $    .50
                                               ==========       ========      ========       ========
  NET (LOSS) INCOME PER SHARE - ASSUMING
    DILUTION ............................      $    (0.29)      $    .33      $  (0.20)      $    .49
                                               ==========       ========      ========       ========


         The Company did not include convertible subordinated debentures, equivalent to 6,567 shares of common stock, or options to purchase 478 and 302 shares of common stock for the six-months ended December 31, 1998 and 1997, respectively, because their effects are antidilutive. There were no transactions that occurred subsequent to December 31, 1998 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)


5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses are summarized as follows:

                                                                                     DECEMBER 31,           June 30,
                                                                                         1998                 1998
                                                                                    --------------        ------------
         Accounts payable.....................................................      $       21,874        $     19,679
         Accrued compensation and benefits....................................              55,093              87,985
         Accrued costs of productivity and cost improvement programs..........              11,836              23,748
         Accrued workers' compensation and health claims......................              17,645              25,000
         Deferred and contingent purchase price obligations...................               5,228               8,756
         Accrued interest.....................................................               9,948               7,080
         Other................................................................              15,401              20,777
                                                                                    --------------       -------------
                                                                                    $      137,025       $     193,025
                                                                                    ==============       =============


6.       FINANCING ARRANGEMENTS

         Financing arrangements consisted of the following:

                                                                                    DECEMBER 31,            June 30,
                                                                                         1998                 1998
                                                                                    --------------       --------------
         $400,000 revolving credit facility (EuroDollar rate plus
                   0.875% to 1.5%), due June 30, 2003.........................      $      310,500              227,500
         Convertible subordinated debentures (5.5%), due January 2000.........             175,000              175,000
         Subordinated promissory notes (5% to 10%), through 2007..............              89,849               98,318
         $25,000 revolving credit facility of subsidiary, due
              November 17, 2000...............................................               2,000                   --
         Other................................................................               4,019                7,564
                                                                                    --------------       --------------
                                                                                           581,368              508,382
         Less:  current portion...............................................              30,797               32,074
                                                                                    --------------       --------------
                                                                                    $      550,571       $      476,308
                                                                                    ==============       ==============


         The Company has a revolving credit facility with a syndicate of lenders. The facility is collateralized by substantially all the common stock of the Company's subsidiaries. As of December 31, 1998, $88,413 of the line of credit was available after reduction for letters of credit totaling $1,087 and borrowings.

         NCES has a revolving credit facility with a syndicate of lenders. The credit facility provides for interest to be charged at a variable rate, depending on certain financial ratios, equal to: (i) the EuroDollar rate plus a range of 1.375% to 2.50%, or (ii) the lead lender's prime rate plus a range of .125% to 1.25%. Loans made under the credit facility are collateralized by a pledge of all of (i) the common stock of NCES's subsidiaries, (ii) the assets of NCES and its subsidiaries, and (iii) the Company's interest in the common stock of NCES. As of December 31, 1998, $23,000 of the NCES line of credit was available, and there were no letters of credit outstanding.

7.   COMMITMENTS AND CONTINGENCIES

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

         Certain purchase agreements require additional payments if specific financials targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at December 31, 1998 of approximately $92,987 in cash and common stock of NCES has not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. For the six months ended December 31, 1998 and December 31, 1997, the Company paid $9,372 and $5,486 in cash and common stock of NCES, respectively, and issued 44 and 54 shares, respectively, of the Company's common stock in connection with businesses acquired in prior years.

8.       OPERATING SEGMENTS

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1998. Segment information is presented for outpatient services, long-term care services and employee services, consistent with the Company's reporting, organization and management structure.

         Operating results and other financial data are presented for the principal operating segments of the Company as follows:

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   DECEMBER 31,                      DECEMBER 31,
                                           -----------------------------       -----------------------------
                                               1998              1997             1998               1997
                                           -----------       -----------       -----------       -----------
NET REVENUES:
     Outpatient services ............      $   151,793       $   125,330       $   303,154       $   239,266
     Long-term care services ........          122,012           164,855           263,645           321,026
     Employee services ..............          397,037           302,751           786,199           569,508
                                           -----------       -----------       -----------       -----------
         Total ......................          670,842           592,936         1,352,998         1,129,800
     Intrasegment elimination -
        employee services ...........         (187,520)         (194,118)         (391,475)         (374,284)
                                           -----------       -----------       -----------       -----------
         Consolidated revenues ......      $   483,322       $   398,818       $   961,523       $   755,516
                                           ===========       ===========       ===========       ===========

GROSS PROFIT:
     Outpatient services ............      $    44,436       $    37,904       $    89,679       $    72,681
     Long-term care services ........           29,370            46,658            63,407            88,561
     Employee services ..............           15,902             9,412            30,662            17,740
                                           -----------       -----------       -----------       -----------
         Total ......................           89,708            93,974           183,748           178,982
     Intrasegment elimination -
        employee services ...........           (6,267)           (4,674)          (12,428)           (8,642)
     Depreciation ...................           (3,367)           (2,967)           (6,663)           (5,610)
                                           -----------       -----------       -----------       -----------
         Consolidated gross profit ..      $    80,074       $    86,333       $   164,657       $   164,730
                                           ===========       ===========       ===========       ===========

(LOSS) INCOME FROM OPERATIONS:
     Outpatient services ............      $    15,022       $    13,522       $    33,367       $    29,715
     Long-term care services ........           13,389            31,773            31,366            56,341
     Employee services ..............            4,446             2,287             8,256             4,413
                                           -----------       -----------       -----------       -----------
         Total ......................           32,857            47,582            72,989            90,469
     Unallocated selling, general and
        administrative expenses .....          (21,539)          (20,451)          (42,159)          (39,990)
     Provision for restructure ......          (17,800)          (23,500)          (17,800)          (23,500)
                                           -----------       -----------       -----------       -----------
         Consolidated (loss) income
            from operations .........      $    (6,482)      $     3,631       $    13,030       $    26,979
                                           ===========       ===========       ===========       ===========

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                           DECEMBER 31,                DECEMBER 31,
                                        --------------------      --------------------
                                         1998         1997         1998         1997
                                        -------      -------      -------      -------

DEPRECIATION AND AMORTIZATION:
     Outpatient services .........      $  7,867     $  6,129     $ 15,383     $ 11,497
     Long-term care services .....         3,186        2,926        6,397        5,745
     Employee services ...........         1,315          905        2,586        1,695
                                        --------     --------     --------     --------
         Total ...................        12,368        9,960       24,366       18,937
     Unallocated selling, general and
        administrative expenses ..         2,093        2,495        4,158        4,995
                                        --------     --------     --------     --------
         Consolidated depreciation
            and amortization .....      $ 14,461     $ 12,455     $ 28,524     $ 23,932
                                        ========     ========     ========     ========


EARNINGS BEFORE INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION
("EBITDA"):

Outpatient services ..........          $ 22,889     $ 19,651     $ 48,750     $ 41,212
Long-term care services ......            16,575       34,699       37,763       62,086
Employee services ............             5,761        3,192       10,842        6,108
                                        --------     ---------    --------     --------
    Total ....................            45,225       57,542       97,355      109,406
Unallocated selling, general
   and administrative expenses           (19,446)     (17,956)     (38,001)     (34,995)
Provision for restructure ....           (17,800)     (23,500)     (17,800)     (23,500)
                                        --------     ---------    --------     --------
    Consolidated EBITDA ......          $  7,979     $ 16,086     $ 41,554     $ 50,911
                                        ========     =========    ========     ========


                                     AS OF           As of
                                  DECEMBER 31,      June 30,
                                     1998            1998
                                  ----------      ----------
SEGMENT ASSETS:
     Outpatient services ...      $  921,287      $  876,250
     Long-term care services         303,860         326,872
     Employee services .....         113,167         112,583
     Unallocated assets ....          26,842          40,337
                                  ----------      ----------
                                  $1,365,156      $1,356,042
                                  ==========      ==========

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     OVERVIEW

         Operating Segments

         In fiscal 1998, NovaCare, Inc. (the "Company") adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires companies to report operating segments based upon the way a company manages its activities. Consistent with the Company's reporting, organization and management structure, the Company presents segment information for outpatient services, long-term care services and employee services. Segment information for the three-and six-month periods ended December 31, 1997 has been restated to conform to the requirements of SFAS No. 131.

         See Note 8 to the Condensed Consolidated Financial Statements for financial data for each of the Company's operating segments.

         In the second quarter of fiscal 1998, the Company's employee services subsidiary, NovaCare Employee Services, Inc. ("NCES"), sold approximately
     5.8 million shares in an initial public offering. NCES issued additional shares in connection with acquisitions completed in fiscal 1998 and 1999. In fiscal 1999, the Company recorded gains of $151,000 and $1.5 million for the three- and six-month periods ended December 31, 1998, respectively, for the difference between the Company's historical cost of its investment in NCES and its portion of NCES equity for the periods then ended. As of December 31, 1998, the Company owns 69.3% of NCES.

         Provision for Restructure, Net

         In the second quarter of fiscal 1999, the Company recorded a net $17.8 million restructure provision composed of the following (in thousands):

          Outpatient Services.....................   $    31,100
          Long-term care services.................       (13,300)
                                                     -----------
          Net restructure provision...............   $    17,800
                                                     ===========

     Outpatient services:

         During the second quarter of fiscal 1999, the Company decided to exit certain non-strategic markets being served by its outpatient physical therapy and rehabilitation and occupational health business ("PROH"). The markets consist of 40 PROH clinics. The decision resulted in a write-down of the value of the related assets to estimated net realizable value. The related provision for restructure as follows (in thousands):

          Write down of goodwill....................   $    28,300
          Employee Severance and other..............         2,800
                                                       -----------
          Total provision for restructure...........   $    31,100
                                                       ===========

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The estimated net realizable value of PROH assets (principally excess cost of net assets acquired) was determined by reference to the Company's experience with purchases and sales of comparable assets over the past several years and in consultation with financial advisors. At December 31, 1998, the remaining net book value of these assets to be sold is approximately $6.9 million. The clinics to be disposed of had annualized net revenues of approximately $16.6 million and annualized operating profit of approximately $0.2 million. The annualized pre-tax effect of suspending depreciation and amortization on these assets is approximately $0.8 million. These assets are expected to be sold by September 30, 1999.

     Long-term care services:

         In the second quarter of fiscal 1998 the Company recorded a restructure charge of $23.5 million based on an evaluation of the impact of changes in Medicare reimbursement system mandated by the Balanced Budget Act of 1997 (the "BBA") on the Company's long-term care services segment. The provision related principally to severance costs associated with personnel changes required by the Company's revised operating model in the long-term care services segment. The Company's prior operating model was characterized by a high concentration of one-on-one therapy, with licensed professionals treating individual patients. The Company's revised model (i) relies more heavily on well-trained therapy assistants and aides closely supervised by licensed professionals, and (ii) employs simultaneous therapy, wherein licensed professionals, along with well-trained therapy assistants and aides, treat multiple patients on a coordinated basis. The Company had anticipated commencing conversion to the new operating model in fiscal 1998 and substantially completing the conversion by December 31, 1998.

         During the second quarter of fiscal 1999 it became apparent that a portion of this fiscal 1998 charge would not be required. Delays by the Health Care Financing Administration ("HCFA") in finalizing regulations covering Medicare reimbursement under the BBA correspondingly delayed the conversion of customers to the new operating model. The conversion is expected to be completed by June 30, 1999. However, a significant portion of the employee base covered by the restructure reserve voluntarily resigned to seek new employment during the delay. Additionally, as a result of changing labor market conditions, the Company implemented a salary reduction program in September 1998 causing voluntary resignations of employees covered by the restructure reserve. Finally, more employees than anticipated obtained employment with national chain customers when these customer facilities converted to in-house therapy programs.

         As a result of these factors, the Company determined that $6.8 million was required at December 31, 1998 related to the conversion of the Company's long-term care segment to the new operating model.

         Accordingly, the Company reversed $13.3 million of the remaining balance of the restructure reserve at that date.

         Regulatory Changes

         In the three- and six-month periods ending December 31, 1998, the long-term care services segment experienced a decline in earnings compared with the corresponding periods of fiscal 1998. This reduced operating performance (as discussed below in the long-term care services section of "Results of Operations") resulted principally from: (i) lower Medicare reimbursement rates due to salary equivalency guidelines implemented by HCFA effective April 1998 and a prospective payment system ("PPS") for Medicare Part A services effective for customer Medicare cost reporting years beginning July 1, 1998 and thereafter, (ii) an approximately 15% decline in the number of rehabilitation patients per Company-served long-term care facility, resulting from the regulatory uncertainty surrounding the level of reimbursement for therapy services for Medicare patients under the BBA, and (iii) conversion of certain national nursing home chain customers to in-house therapy programs.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         In the fourth quarter of fiscal 1998, HCFA implemented salary equivalency reimbursement guidelines for occupational therapy and speech language pathology services and revised guidelines for physical therapy services. The net effect of these guidelines was to reduce the long-term care services segment's reimbursement rates and gross profit percentage from previous levels. Additionally, the BBA requires a change from these salary equivalency guidelines for therapy services to a PPS for Medicare Part A services effective for Medicare cost reporting periods beginning July 1, 1998 and thereafter and a fee schedule with annual maximum payments per patient for Medicare Part B services effective January 1, 1999. The Company believes that while these changes further reduce overall reimbursement levels, they offer opportunities to therapy service providers who can provide quality services at a lower cost.

         In response to these changes in reimbursement methodology, the Company is in the process of changing its long-term care service delivery model, as described under "Provision for Restructure, Net" above, and has implemented a salary reduction program as a result of changing labor market conditions.

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

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 VS. DECEMBER 31, 1997

         Consolidated net revenues were $483.3 million, an increase of $84.5 million (21%) over fiscal 1998, as continued expansion in the Company's outpatient services and employee services segments more than offset the decline in long-term care services segment revenues. Growth in the outpatient services segment resulted primarily from the effect of fiscal 1998 and fiscal 1999 acquisitions. Growth in the employee services segment was due to a combination of acquisitions and internal growth. The revenue decline in long-term care services was substantially due to regulatory changes. The Company acquired one employee services business in the second quarter of fiscal 1999, compared with 14 outpatient physical therapy and rehabilitation business, 11 orthotic and prosthetic ("O&P") businesses, one occupational health business and one employee services business in the second quarter of last year.

         Consolidated gross profit (excluding depreciation) was $83.4 million, a decrease of $5.9 million (7%) from fiscal 1998. The decrease in gross profit is due to lower margins in the long-term care services segment due to regulatory changes. The decrease was partially offset by acquisitions in the outpatient services and employee services segments and internal growth in the employee services segment. The decline in gross profit as a percentage of net revenue ("gross profit margin") to 17% compared to 22% last year, was due primarily to lower gross profit margins in the long-term care services segment.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


         Other operating expenses, excluding the restructure provision, which consist of selling, general and administrative expenses, depreciation, amortization of excess cost of net assets acquired and provision for uncollectible accounts were $72.1 million, an increase of $10.0 million (16%) over fiscal 1998. The increase relates principally to businesses acquired during fiscal 1998 and fiscal 1999. As a percentage of net revenues, other operating expenses decreased slightly to 15% from 16% in fiscal 1998 primarily as a result of increased employee services revenue where these expenses are typically a smaller percentage of net revenues compared with the outpatient or long-term care services segments.

         Depreciation expense was $8.1 million, an increase of $0.5 million (6%) over the second quarter of fiscal 1998. The increase was due primarily to acquisitions and capital expenditures in fiscal 1998 and fiscal 1999. Amortization of excess cost of net assets acquired ("amortization") was $6.4 million in the second quarter of fiscal 1999, an increase of $1.6 million (32%) over fiscal 1998 as a result of businesses acquired subsequent to December 31, 1997.

         Interest expense, net of investment income, was $9.3 million, an increase of $2.9 million (46%) over fiscal 1998 as a result of increased borrowings principally associated with the Company's acquisitions, as discussed under "Liquidity and Capital Resources."

         Income tax expense for the three months ended December 31, 1998 was more than 100% of pre-tax income due to the effect of: (i) nondeductible components of the fiscal 1999 provision for restructure and (ii) nondeductible amortization on reduced pre-tax income in fiscal 1999 compared to fiscal 1998.

     OPERATING RESULTS BY SEGMENT

         Outpatient Services

         Net revenues for the outpatient services segment were $151.8 million, an increase of $26.5 million (21%) over fiscal 1998. The increase in net revenues was due principally to the effect of fiscal 1998 and fiscal 1999 acquisitions.

         Gross profit (excluding depreciation) was $44.4 million, an increase of $6.5 million (17%) over the second quarter of fiscal 1998 resulting primarily from the inclusion of businesses acquired in fiscal 1998 and fiscal 1999. Gross profit margin declined to 29% from 30% in the second quarter of fiscal 1998, principally as a result of pricing pressure in the outpatient physical therapy and rehabilitation business.

         Income from operations (excluding provision for restructure) was $15.0 million, an increase of $1.5 million (11%) over last year. The increase resulted from the higher gross profit noted above, offset partially by higher selling, general and administrative expenses, and higher depreciation and amortization expense. The increase in these costs was principally the result of acquired businesses.

         Long-term Care Services

         Net revenues for long-term care services were $122.0 million, a decrease of $42.8 million (26%) from the second quarter of fiscal 1998. The decrease in net revenues resulted from the factors previously noted in "Overview" above as overall pricing and patient volume declined. The pricing and patient volume decreases resulted from: (i) overall lower reimbursement rates adopted through the implementation of salary equivalency and the BBA, (ii) decreased Medicare patient census in facilities served due to the uncertainty of long-term care providers with respect to the reimbursement economics of Medicare patients under the BBA, and (iii) the loss of large chain contracts that brought their rehabilitation services in-house, partially offset by new contract sales to small and medium long-term care providers.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


         Gross profit (excluding depreciation) was $29.4 million, a decrease of $17.3 million (37%) from last year. The gross profit margin was 24% compared to 28% last year. The decline in gross profit and gross profit margin resulted from the lower pricing experienced in fiscal 1999 as a result of regulatory changes (see "Overview" above), which was only partially offset by lower salary and wage costs per employee and improved productivity.

         Income from operations (excluding provision for restructure) was $13.4 million, a decrease of $18.4 million (58%) from last year. The lower income from operations was due to the decline in gross profit and an increase in the provision for bad debts, partially offset by lower selling, general and administrative expenses with the introduction of a new operating model in response to regulatory change.

         Employee Services

         Employee services net revenues were $397.0 million (before an intercompany elimination of $187.5 million related to services provided to the outpatient services and long-term care services segments), an increase of $94.3 million (31%) over last year's revenues of $302.8 million (before an intercompany elimination of $194.1 million). This increase in net revenues is due to an increase of $100.9 million in third-party net revenues.

         The increase in revenues from third parties resulted from acquisitions completed in fiscal 1998 and fiscal 1999 and internal growth. Revenues under the NovaCare Contract decreased principally as a result of a 2% decrease in the average number of worksite employees.

         Gross profit (excluding depreciation) was $15.9 million, an increase of $6.5 million (69%) over the second quarter of fiscal 1998. The gross profit margin was 4% compared to 3% in the second quarter of fiscal 1998. The increase in gross profit and gross profit margin resulted from the increase in net revenues and related scale economies.

         Income from operations was $4.4 million, an increase of $2.2 million (94%) over last year. The increase resulted from the improvement in gross profit noted above, partially offset by higher selling, general and administrative expenses related to acquisitions and additional costs incurred to support internal growth.

     RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 VS. DECEMBER 31, 1997

         Consolidated net revenues were $961.5 million, an increase of $206.0 million (27%) over fiscal 1998, as continued expansion in the Company's outpatient services and employee services operating segments more than offset the decline in long-term care services segment revenues. Growth in the outpatient services segment resulted primarily from acquisitions. Employee services growth was due primarily to acquisitions and internal growth. The revenue decline in long-term care services was substantially due to regulatory changes. The Company acquired six outpatient physical therapy and rehabilitation businesses and two employee services businesses in the first six months of fiscal 1999, compared to 22 outpatient physical therapy and rehabilitation businesses, 21 O&P businesses, one occupational health business, and one employee services business in the first six months of last year.

         Consolidated gross profit (excluding depreciation) was $171.3 million, an increase of $1.0 million (1%) over fiscal 1998. The reasons for the gross profit increase are the same as the net revenue increase, with acquisitions in outpatient services and acquisitions and internal growth in employee services more than offsetting the impact of regulatory changes in long-term care services. The decline in gross profit margin to 18% compared to 23% last year, was due primarily to lower gross profit margins in the long-term care services segment.

         Other operating expenses, excluding the restructure provision, which include selling, general and administrative expenses, depreciation, amortization of excess cost of net assets acquired and provision for

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     uncollectible accounts, were $140.5 million, an increase of $20.6 million (17%) over fiscal 1998. The increase relates principally to businesses acquired during fiscal 1998 and fiscal 1999. As a percentage of net revenues, other operating expenses decreased to 15% in the first six months of fiscal 1999, compared to 16% in fiscal 1998. This decrease resulted principally from an increase in employee services revenues, where these expenses are typically a smaller percentage of net revenues compared to outpatient services or long-term care services.

                 Depreciation expense was $16.0 million, an increase of $1.3 million (9%) over fiscal 1998, due primarily to acquisitions and capital expenditures in fiscal 1998 and fiscal 1999. Amortization was $12.5 million in the first six months of fiscal 1999, an increase of $3.2 million (35%) over fiscal 1998 as a result of businesses acquired subsequent to December 31, 1997.

         Interest expense, net of investment income, was $18.4 million, an increase of $6.4 million (53%) over fiscal 1998 as a result of increased borrowings principally associated with the Company's acquisitions, as discussed under "Liquidity and Capital Resources."

         Income tax expense for the six months ended December 31, 1998 was more than 100% of pre-tax income due to the effect of: (i) nondeductible components of the fiscal 1999 provision for restructure and (ii) nondeductible amortization on reduced pre-tax income in fiscal 1999 compared to fiscal 1998.

     OPERATING RESULTS BY SEGMENT

         Outpatient Services

         Net revenues for the outpatient services segment were $303.2 million, an increase of $63.9 million (27%) over fiscal 1998. The increase in net revenues was due principally to the effect of fiscal 1998 and fiscal 1999 acquisitions and same-market growth in O&P and occupational health, offset by a reduction in same-market growth in outpatient physical therapy and rehabilitation.

         Gross profit (excluding depreciation) was $89.7 million, an increase of $17.0 million (23%) over the first six months of fiscal 1998 resulting primarily from the inclusion of businesses acquired in fiscal 1998 and fiscal 1999. Gross profit margin was 30%, unchanged from the same period in fiscal 1998.

         Income from operations (excluding provision for restructure) was $33.4 million, an increase of $3.7 million (12%) over last year. The increase resulted from the higher gross profit noted above, offset partially by higher selling, general and administrative expenses and higher depreciation and amortization expense. The increase in these costs was principally the result of expenses associated with acquired businesses.

         Long-term Care Services

         Net revenues for long-term care services were $263.6 million, a decrease of $57.4 million (18%) from the first half of fiscal 1998. The decrease in net revenues resulted from the factors previously noted in "Overview" above as overall pricing and patient volume declined. The pricing and patient volume decreases resulted from: (i) the overall lower reimbursement rates adopted through the implementation of salary equivalency and the BBA, (ii) decreased Medicare patient census in facilities served due to the uncertainty of long-term care providers with respect to the reimbursement economics of Medicare patients under the BBA, and (iii) the loss of large chain contracts that brought their rehabilitation services in-house, partially offset by new contract sales to small and medium long-term care providers.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


         Gross profit (excluding depreciation) was $63.4 million, a decrease of $25.1 million (28%) from last year. The gross profit margin was 24%, compared with 28% in fiscal 1998. The decline in gross profit and gross profit margin resulted from the lower pricing experienced in fiscal 1999 as a result of regulatory changes (see "Overview" above), which was only partially offset by lower salary and wage costs per employee and improved productivity.

          Income from operations (excluding provision for restructure) was $31.4 million, a decrease of $25.0 million (44%) from last year. The lower income from operations was due to the decline in gross profit and an increase in the provision for bad debts, partially offset by lower selling, general and administrative expenses.

         Employee Services

         Employee services net revenues were $786.2 million (before an intercompany elimination of $391.5 million related to services provided to the outpatient services and long-term care services segments), an increase of $216.7 million (38%) over last year's revenues of $569.5 million (before an intercompany elimination of $374.3 million). This increase in net revenues is due to: (i) an increase of $199.5 million in third-party net revenues and (ii) an increase in net revenues of $17.2 million under the employee services segment's contract with the outpatient services and long-term care services segments (the "NovaCare Contract").

         The increase in revenues from third parties resulted from acquisitions completed in fiscal 1998 and fiscal 1999 and internal growth. Revenues under the NovaCare Contract increased principally as a result of a 5% increase in the average number of worksite employees.

         Gross profit (excluding depreciation) was $30.7 million, an increase of $12.9 million over fiscal 1998. The gross profit margin was 4% compared to 3% in fiscal 1998. The increase in gross profit and gross profit margin resulted from the increase in net revenues and related scale economies.

         Income from operations was $8.3 million, an increase of $3.8 million (87%) over last year. The increase resulted from the improvement in gross profit noted above, partially offset by higher selling, general and administrative expenses related to acquisitions and additional costs incurred to support internal growth.

     LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, cash and cash equivalents totaled $15.2 million, a decrease of $17.5 million from June 30, 1998. During the six months ended December 31, 1998, the Company used $17.9 million of cash in operating activities. The unfavorable cash flow from operating activities in fiscal 1999 resulted principally from reduced earnings and the timing of payments for accounts payable and accrued expenses, particularly compensation-related payments.

         The Company also used $73.0 million of cash in investing activities in the first six months of fiscal 1999, of which $54.3 million related to acquisitions and $19.1 million was for capital expenditures. Capital expenditures consisted principally of information systems software and hardware costs in support of regulatory change in the long-term care services segment and equipment and leasehold improvements in startup operations in the outpatient services segment.

         To finance these cash requirements, the Company borrowed a net $83.0 million under its $400.0 million long-term credit facility and reduced its cash balances by $17.5 million. At December 31, 1998, the Company had $88.4 million available under its credit facility after reduction for a letter of credit of $1.1 million and borrowings of $310.5 million. NCES also borrowed a net $2.0 million under its $25.0 million credit facility principally to finance an acquisition. At December 31, 1998, NCES had $23.0 million of its credit facility available and there were no letters of credit outstanding.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         In order to improve its overall cash flow and reduce its outstanding borrowings, the Company is in the process of implementing a program to improve cash flow from operations and reduce acquisition and capital expenditures. The Company has deferred all significant acquisitions in its outpatient services and long-term care services operating segments and has reduced its budget for capital expenditures from levels which were previously anticipated. In addition, the Company has implemented a program anticipated to improve cash collections and reduce days sales outstanding.

     YEAR 2000 READINESS

         During the quarter ended December 31, 1998, NovaCare continued to address issues associated with the "Year 2000" problem. The Year 2000 problem occurs because, historically, certain computer programs have been written using two digits, rather than four digits, to define the applicable year. The Company's financial and management operating systems, microprocessors embedded in physical therapy, office or other equipment ("embedded chips") or computer systems used by third parties (such as financial institutions, customers or suppliers) could malfunction when dates occurring after December 31, 1999 are recognized as twentieth century dates (i.e. 1900) rather than twenty-first century dates (i.e. 2000).

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

         The Company estimates the total cost of its Year 2000 effort to be approximately $6.5 million, including $2.5 million of capital costs for new computers and related equipment. The estimate of capital costs has been reduced by $2.5 million from the Company's original estimate at June 30, 1998. This amount does not include costs for computer software developed in order to provide or improve functionality. At December 31, 1998, the Company had already spent approximately $1.9 million in this effort, of which $0.1 million represented capital costs. The Company has increased its overall information technology budget to accommodate Year 2000 issues and has not delayed other projects critical to the Company's business.

         The Company continues to interview customers, vendors and service bureaus to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks. Contingency planning is underway in the event that third parties or the Company are unable to successfully remediate all Year 2000 issues. The Company expects to complete this contingency planning by March 31, 1999. However, there can be no assurance that this contingency planning will partially or completely ameliorate the failure of one or more third parties to successfully identify and resolve Year 2000 issues.

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


                                        NOVACARE, INC.
                                        --------------
                                         (REGISTRANT)




FEBRUARY 16, 1999            BY/S/ ROBERT E. HEALY, JR.
                               ----------------------------------
                                    ROBERT E. HEALY, JR.,
                                    SENIOR VICE PRESIDENT,
                                    FINANCE & ADMINISTRATION AND
                                    CHIEF FINANCIAL OFFICER




                             BY/S/ BARRY E. SMITH
                               ----------------------------------
                                    BARRY E. SMITH,
                                     VICE PRESIDENT,
                                    CONTROLLER AND
                                    CHIEF ACCOUNTING OFFICER