Form 10-Q
period 1999-03-31
NOVACARE INC
filed 1999-05-17
CIK 802843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

As of April 30, 1999, NovaCare, Inc. had 63,155,560 shares of common stock, $.01 par value, outstanding.

                         NOVACARE, INC. AND SUBSIDIARIES

                    FORM 10-Q - QUARTER ENDED MARCH 31, 1999


                                      INDEX

PART NO.          ITEM NO.                      DESCRIPTION                                           PAGE NO.
--------          --------                      -----------                                           --------
     I                           FINANCIAL INFORMATION

                     1           Financial Statements
                                 - Condensed Consolidated Balance Sheets as of
                                    March 31, 1999 and June 30, 1998                                      1

                                 - Condensed Consolidated Statements of Operations
                                    for the Three Months Ended March 31, 1999 and
                                    1998                                                                  2

                                 - Condensed Consolidated Statements of Operations
                                    for the Nine Months Ended March 31, 1999 and 1998                     3

                                 - Condensed Consolidated Statements of Cash Flows
                                    for the Nine Months Ended March 31, 1999 and
                                    1998                                                                  4

                                 - Notes to Condensed Consolidated Financial
                                    Statements                                                          5-10

                     2           Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                    11-19

    II                           OTHER INFORMATION


                     6           Exhibits and Reports on Form 8-K                                        20

Signatures                                                                                               21

                         NOVACARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND JUNE 30, 1998 (In
                        thousands, except per share data)

                                                                                  MARCH 31,          June 30,
                                                                                    1999               1998
                                                                                 -----------        -----------
                                                                                 (UNAUDITED)        (See Note 1)
ASSETS
Current assets:
   Cash and cash equivalents ...............................................     $    23,804        $    32,760
   Accounts receivable, net of allowances at March 31, 1999 and at
     June 30, 1998 of $42,774 and $55,060, respectively ....................         301,369            338,328
   Inventories .............................................................          45,135             38,207
   Income tax receivable ...................................................          27,869                 --
   Deferred income taxes ...................................................          14,580             14,580
   Other current assets ....................................................          27,771             27,978
                                                                                 -----------        -----------
       Total current assets ................................................         440,528            451,853
Property and equipment, net ................................................          64,541             80,857
Excess cost of net assets acquired, net ....................................         719,592            767,729
Investments in joint ventures ..............................................          15,203             14,881
Other assets, net ..........................................................          49,965             40,722
                                                                                 -----------        -----------
                                                                                 $ 1,289,829        $ 1,356,042
                                                                                 ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of financing arrangements ...............................     $   540,696        $    32,074
   Accounts payable and accrued expenses ...................................         160,796            193,025
   Income taxes payable ....................................................              --                981
                                                                                 -----------        -----------
       Total current liabilities ...........................................         701,492            226,080
Financing arrangements, net of current portion .............................          55,267            476,308
Deferred income taxes ......................................................          41,684             41,067
Other ......................................................................           6,200             13,608
                                                                                 -----------        -----------
       Total liabilities ...................................................         804,643            757,063
                                                                                 -----------        -----------
Minority interest in consolidated subsidiaries .............................          27,501             18,306
Commitments and contingencies ..............................................              --                 --

Shareholders' equity:
   Common stock, $.01 par value; authorized 200,000 shares;
     issued 68,371 shares at March 31, 1999 and issued 67,935 shares at
     June 30, 1998 .........................................................             684                679
   Additional paid-in capital ..............................................         274,285            273,157
   Retained earnings .......................................................         225,388            350,255
                                                                                 -----------        -----------
                                                                                     500,357            624,091

   Less:Common stock in treasury (at cost), 5,307 shares at March 31, 1999
     and 5,401 shares at June 30, 1998 .....................................         (42,672)           (43,418)
                                                                                 -----------        -----------
       Total shareholders' equity ..........................................         457,685            580,673
                                                                                 -----------        -----------
                                                                                 $ 1,289,829        $ 1,356,042
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

                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                          FOR THE THREE MONTHS ENDED
                                                                   MARCH 31,
                                                          --------------------------
                                                             1999             1998
                                                          ---------        ---------
Net revenues ........................................     $ 437,307        $ 451,767
Cost of services ....................................       386,997          358,199
                                                          ---------        ---------

    Gross profit ....................................        50,310           93,568

Selling, general and administrative expenses ........        51,945           52,551
Provision for uncollectible accounts ................         8,378            6,009
Amortization of excess cost of net assets acquired ..         6,301            5,230
Provision for restructure, net ......................       111,947               --
                                                          ---------        ---------

     (Loss) income from operations ..................      (128,261)          29,778

Investment income ...................................           127              171
Interest expense ....................................        (9,667)          (7,628)
Minority interest ...................................          (886)            (467)
                                                          ---------        ---------

    (Loss) income before income taxes ...............      (138,687)          21,854

Income taxes ........................................       (26,645)           9,209
                                                          ---------        ---------

    Net (loss) income ...............................     $(112,042)       $  12,645
                                                          =========        =========
    Net (loss) income per share - basic .............     $   (1.78)       $     .21
                                                          =========        =========
    Net (loss) income per share - assuming dilution .     $   (1.78)       $     .20
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

                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            FOR THE NINE MONTHS ENDED
                                                                    MARCH 31,
                                                          ------------------------------
                                                              1999               1998
                                                          -----------        -----------
Net revenues ........................................     $ 1,398,830        $ 1,207,283
Cost of services ....................................       1,183,863            948,985
                                                          -----------        -----------

    Gross profit ....................................         214,967            258,298

Selling, general and administrative expenses ........         158,223            147,589
Provision for uncollectible accounts ................          23,439             15,957
Amortization of excess cost of net assets acquired ..          18,789             14,495
Provision for restructure, net ......................         129,747             23,500
                                                          -----------        -----------

     Income from operations .........................        (115,231)            56,757

Gain from issuance of subsidiary stock ..............           1,506             38,128
Investment income ...................................             423                617
Interest expense ....................................         (28,373)           (20,117)
Minority interest ...................................          (2,355)              (887)
                                                          -----------        -----------

    (Loss) income before income taxes ...............        (144,030)            74,498

Income taxes ........................................         (19,163)            31,057
                                                          -----------        -----------

    Net (loss) income ...............................     $  (124,867)       $    43,441
                                                          ===========        ===========
    Net (loss) income per share - basic .............     $     (1.99)       $       .71
                                                          ===========        ===========
    Net (loss) income per share - assuming dilution .     $     (1.99)       $       .69
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

                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                FOR THE NINE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                --------------------------
                                                                                   1999             1998
                                                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income .........................................................     $(124,867)       $  43,441

Adjustments to reconcile net income to net cash flows provided by operating activities:
     Provision for restructure, net .......................................       129,747           23,500
     Gain from issuance of subsidiary stock ...............................        (1,506)         (38,128)
     Depreciation and amortization ........................................        42,543           37,165
     Provision for uncollectible accounts .................................        23,439           15,957
     Minority interest ....................................................         2,355              887
     Deferred income taxes ................................................           617            5,856
     Changes in assets and liabilities, net of effects from acquisitions:
         Accounts and notes receivable ....................................        10,564          (66,440)
         Inventories ......................................................        (6,960)         (10,595)
         Other current assets .............................................          (475)          (5,982)
         Accounts payable and accrued expenses ............................       (56,940)          15,761
         Income taxes payable .............................................       (28,850)          11,089
         Other, net .......................................................        (3,825)          (1,071)
                                                                                ---------        ---------

         Net cash flows (used in)  provided by operating activities .......       (14,158)          31,440
                                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for businesses acquired, net of cash acquired ....................       (56,434)        (144,677)
Net additions to property and equipment ...................................       (28,767)         (20,818)
Other, net ................................................................           857           (2,497)
                                                                                ---------        ---------

         Net cash flows (used in) investing activities ....................       (84,344)        (167,992)
                                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing arrangements ......................................       351,280          364,140
Payment of financing arrangements .........................................      (263,420)        (259,389)
Proceeds from common stock issued .........................................         1,681            4,855
Proceeds from the issuance of subsidiary stock ............................             5           45,719
                                                                                ---------        ---------

         Net cash flows provided by financing activities ..................        89,546          155,325
                                                                                ---------        ---------

Net (decrease) increase in cash and cash equivalents ......................        (8,956)          18,773
Cash and cash equivalents, beginning of period ............................        32,760           22,716
                                                                                ---------        ---------
Cash and cash equivalents, end of period ..................................     $  23,804        $  41,489
                                                                                =========        =========

Supplemental disclosures of cash flow information:
      Interest paid .......................................................     $  28,622        $  15,130
                                                                                =========        =========
      Income taxes paid ...................................................     $   9,162        $  14,196
                                                                                =========        =========


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)

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

            Operating results for the three-and nine-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

2.    PROVISION FOR RESTRUCTURE, NET

            In the nine-months ended March 31, 1999, the Company recorded a net provision for restructure of $129,747 composed of the following:

          Long-term care services......................................     $     98,647
          Outpatient services..........................................           31,100
                                                                            ------------
               Net restructure provision...............................     $    129,747
                                                                            ============

            LONG-TERM CARE SERVICES

            In the second quarter of fiscal 1998 the Company recorded a provision for restructure of $23,500 based on an evaluation of the impact of changes in the Medicare reimbursement system mandated by the Balanced Budget Act of 1997 (the "BBA") on the Company's long-term care services segment. The provision related principally to severance costs associated with personnel changes required by the Company's revised operating model in the long-term care services segment.

            During the second quarter of fiscal 1999 it became apparent that a portion of this fiscal 1998 charge would not be required. A significant portion of the employee base covered by the restructure reserve voluntarily resigned to seek new employment or obtained employment with customers when these customer facilities converted to in-house therapy programs. Accordingly, the Company determined that $6,750 was required to complete the conversion of the Company's long-term care services segment to the revised operating model and reversed $13,300 of the remaining balance of the December 31, 1997 restructure reserve at that date.

            In the third quarter of fiscal 1999, the Company continued to experience a significant reduction in revenues in the long-term care services segment. This decline resulted from a combination of, reduced patient volume (related to, fewer therapy patients per customer facility, contract cancellations and fewer treatments per patient) and lower prices reflecting reduced reimbursement rates under the BBA. In order to mitigate the effect of these trends, the Company is in the process of implementing a restructure plan which involves a complete exit of selected long-term care markets with low customer and therapist concentration. These markets are generally in the Western United States and include California, Colorado, Texas and the Northwest. The Company intends to concentrate its efforts in markets that are believed to have sufficient patient density to support profitable operations.

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)

            Despite implementation of the revised operating plan, the Company has determined that it will be unable to recover its investment in long-lived assets in the long-term care services segment. Accordingly, the Company recorded a provision for restructure of $111,947 in the three months ended March 31,1999 to write-off all of its investment in these assets and to provide for the costs of exiting the selected markets, consisting principally of employee severance costs.

            The third quarter provision for restructure consists of the following:

          Write down of excess cost of net assets acquired, net.......      $    73,716
          Write down of property and equipment........................           20,748
          Employee severance and other................................           17,483
                                                                            -----------
              Total fiscal 1999 provision, net........................      $   111,947
                                                                            ===========

            The Company continues to evaluate its alternatives with respect to the long-term care services segment, which could involve: (i) further efforts to reduce costs and improve patient density in the segment's remaining markets, (ii) a complete exit of all long-term care services markets, or (iii) a sale of the remaining long-term care services segment. The Company believes that the maximum additional loss that might be incurred under the preceding scenarios (ii) and (iii) would be approximately $52,000.

            OUTPATIENT SERVICES

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

          Write down of excess cost of net assets acquired, net........     $    28,300
          Employee severance and other.................................           2,800
                                                                            -----------
              Total provision for restructure..........................     $    31,100
                                                                            ===========

            The estimated net realizable value of PROH assets (principally excess cost of net assets acquired, net) was determined by reference to the Company's experience with purchases and sales of comparable assets over the past several years and in consultation with financial advisors. The clinics to be disposed of had annualized net revenues of approximately $16,600 and annualized operating profit of approximately $200. The annualized pre-tax effect of suspending depreciation and amortization on these assets is approximately $800. At March 31, 1999, two of the clinics have been sold for proceeds totaling $483. The net book value of the remaining assets to be sold is approximately $6,300. All clinics are expected to be sold by September 30, 1999.

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)

3.    NET (LOSS) INCOME PER SHARE

            The following table sets forth the computation and reconciliation of net (loss) income per share-basic and net (loss) income per share-assuming dilution:

                                                FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                          MARCH 31,                        MARCH 31,
                                                ---------------------------       --------------------------
                                                   1999              1998            1999             1998
                                                ----------        ---------       ---------        ---------
NET (LOSS) INCOME .........................     $ (112,042)       $  12,645       $(124,867)       $  43,441
                                                ==========        =========       =========        =========

WEIGHTED AVERAGE SHARES OUTSTANDING:

  WEIGHTED AVERAGE SHARES OUTSTANDING -
    BASIC .................................         62,930           61,486          62,738           61,275

  Stock options ...........................             --            1,755              --            1,908
  Contingently issuable shares - assuming
    dilution ..............................             --               43              --               43
                                                ----------        ---------       ---------        ---------
  WEIGHTED AVERAGE SHARES OUTSTANDING -
    ASSUMING DILUTION .....................         62,930           63,284          62,738           63,226
                                                ==========        =========       =========        =========

  NET (LOSS) INCOME PER SHARE - BASIC .....     $    (1.78)       $     .21       $   (1.99)       $     .71
                                                =========        =========        =========        =========
  NET (LOSS) INCOME PER SHARE - ASSUMING
    DILUTION ..............................     $    (1.78)       $     .20       $   (1.99)       $     .69
                                                ==========        =========       =========        =========

            The Company did not include convertible subordinated debentures, equivalent to 6,567 shares of common stock, or options to purchase 9,653 and 216 shares of common stock for the three-month periods and 7,066 and 79 shares of common stock for the nine-month periods ended March 31, 1999 and 1998, respectively, because their effects are anti-dilutive. There were no transactions that occurred subsequent to March 31, 1999 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

            Accounts payable and accrued expenses are summarized as follows:

                                                                                       MARCH 31,            June 30,
                                                                                         1999                 1998
                                                                                    --------------        ------------
         Accounts payable.....................................................      $       27,146        $     19,679
         Accrued compensation and benefits....................................              67,876              87,985
         Accrued costs of productivity and cost improvement programs..........              22,879              23,748
         Accrued workers' compensation and health claims......................              16,804              25,000
         Deferred and contingent purchase price obligations...................               7,379               8,756
         Accrued interest.....................................................               4,885               7,080
         Other................................................................              13,827              20,777
                                                                                    --------------       -------------
                                                                                    $      160,796       $     193,025
                                                                                    ==============       =============

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)

5.    FINANCING ARRANGEMENTS

            Financing arrangements consisted of the following:

                                                                                       MARCH 31,            June 30,
                                                                                         1999                 1998
                                                                                    --------------       --------------
         Revolving credit facility (LIBOR plus 3%), due
              December 31, 1999...............................................      $      337,000       $      227,500
         Convertible subordinated debentures (5.5%), due January 2000.........             175,000              175,000
         Subordinated promissory notes (5% to 10%), through 2007..............              80,770               98,318
         $25,000 revolving credit facility of subsidiary, due
              November 17, 2000...............................................                  --                   --
         Other................................................................               3,193                7,564
                                                                                    --------------       --------------
                                                                                           595,963              508,382
         Less:  current portion...............................................             540,696               32,074
                                                                                    --------------       --------------
                                                                                    $       55,267       $      476,308
                                                                                    ==============       ==============

            The Company has a revolving credit facility with a syndicate of lenders. The facility is collateralized by substantially all the common stock of the Company's subsidiaries and accounts receivable.

            Maximum amounts which may be borrowed under the revolving credit facility are the lesser of (a) projected borrowings plus $10,000 or (b) $375,000 through May 31, 1999; $400,000 from June 1 through July 9, 1999;
      and $50,000 from the earlier of the sale of the Company's orthotic and prosthetic business ("O&P") (see note 8) or July 10, 1999. All financial covenants have been eliminated.

            NovaCare Employee Services, Inc. ("NCES") has a revolving credit facility with a syndicate of lenders. As of March 31, 1999 and 1998, there were no borrowings or letters of credit outstanding.

6.    COMMITMENTS AND CONTINGENCIES

            The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

            Certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at March 31, 1999 of approximately $70,423 in cash and common stock of NCES have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. For the nine-months ended March 31, 1999 and March 31, 1998, the Company paid $10,991 and $27,594 in cash and common stock of NCES, respectively, and issued 53 and 65 shares, respectively, of the Company's common stock in connection with businesses acquired in prior years.

7.    OPERATING SEGMENTS

            The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" in fiscal 1998. Segment information is presented for outpatient services, long-term care services and employee services, consistent with the Company's reporting, organization and management structure.

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)

            Operating results and other financial data are presented for the principal operating segments of the Company as follows:

                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       MARCH 31,                             MARCH 31,
                                            ------------------------------        ------------------------------
                                                1999              1998               1999                1998
                                            -----------        -----------        -----------        -----------
NET REVENUES:
     Outpatient services ..............     $   145,572        $   130,928        $   448,726        $   370,194
     Long-term care services ..........          68,616            176,309            332,261            497,335
     Employee services ................         384,029            338,367          1,170,228            907,875
                                            -----------        -----------        -----------        -----------
         Total ........................         598,217            645,604          1,951,215          1,775,404
     Intrasegment elimination -
        employee services .............        (160,910)          (193,837)          (552,385)          (568,121)
                                            -----------        -----------        -----------        -----------
         Consolidated revenues ........     $   437,307        $   451,767        $ 1,398,830        $ 1,207,283
                                            ===========        ===========        ===========        ===========

GROSS PROFIT:
     Outpatient services ..............     $    42,078        $    37,463        $   131,757        $   110,144
     Long-term care services ..........           2,365             51,651             65,772            140,212
     Employee services ................          16,717             11,302             47,379             29,042
                                            -----------        -----------        -----------        -----------
         Total ........................          61,160            100,416            244,908            279,398
     Intrasegment elimination -
        employee services .............          (7,690)            (3,725)           (20,118)           (12,367)
     Depreciation .....................          (3,160)            (3,123)            (9,823)            (8,733)
                                            -----------        -----------        -----------        -----------
         Consolidated gross profit ....     $    50,310        $    93,568        $   214,967        $   258,298
                                            ===========        ===========        ===========        ===========

(LOSS) INCOME FROM OPERATIONS:
     Outpatient services ..............     $    12,938        $    12,310        $    46,305        $    42,025
     Long-term care services ..........         (12,540)            33,431             18,826             89,772
     Employee services ................           4,872              2,840             13,128              7,253
                                            -----------        -----------        -----------        -----------
         Total ........................           5,270             48,581             78,259            139,050
     Unallocated selling, general and
        administrative expenses .......         (21,584)           (18,803)           (63,743)           (58,793)
     Provision for restructure ........        (111,947)                --           (129,747)           (23,500)
                                            -----------        -----------        -----------        -----------
         Consolidated (loss) income
            from operations ...........     $  (128,261)       $    29,778        $  (115,231)       $    56,757
                                            ===========        ===========        ===========        ===========

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       MARCH 31,                        MARCH 31,
                                              --------------------------        --------------------------
                                                 1999             1998             1999             1998
                                              ---------        ---------        ---------        ---------
DEPRECIATION AND AMORTIZATION:
     Outpatient services ................     $   7,691        $   6,621        $  23,074        $  18,118
     Long-term care services ............         2,939            3,063            9,336            8,808
     Employee services ..................         1,315            1,041            3,901            2,736
                                              ---------        ---------        ---------        ---------
         Total ..........................        11,945           10,725           36,311           29,662
     Unallocated selling, general and
        administrative expenses .........         2,074            2,508            6,232            7,503
                                              ---------        ---------        ---------        ---------
         Consolidated depreciation
            and amortization ............     $  14,019        $  13,233        $  42,543        $  37,165
                                              =========        =========        =========        =========


EARNINGS BEFORE INTEREST, INCOME TAXES,
DEPRECIATION AND AMORTIZATION
("EBITDA"):
     Outpatient services ................     $  20,629        $  18,931        $  69,379        $  60,143
     Long-term care services ............        (9,601)          36,494           28,162           98,580
     Employee services ..................         6,187            3,881           17,029            9,989
                                              ---------        ---------        ---------        ---------
         Total ..........................        17,215           59,306          114,570          168,712
     Unallocated selling, general and
        administrative expenses .........       (19,510)         (16,295)         (57,511)         (51,290)
     Provision for restructure ..........      (111,947)              --         (129,747)         (23,500)
                                              ---------        ---------        ---------        ---------
         Consolidated EBITDA ............     $(114,242)       $  43,011        $ (72,688)       $  93,922
                                              =========        =========        =========        =========

                                     AS OF            As of
                                    MARCH 31,        June 30,
                                      1999             1998
                                   ----------       ----------
SEGMENT ASSETS:
     Outpatient services ........  $  921,858       $  876,250
     Long-term care services ....     171,612          326,872
     Employee services ..........     127,078          112,583
     Unallocated assets .........      69,281           40,337
                                   ----------       ----------
                                   $1,289,829       $1,356,042
                                   ==========       ==========


8.    SUBSEQUENT EVENTS

            On April 5, 1999, the Company announced the execution of a definitive agreement to sell O&P to Hanger Orthopedic Group, Inc. ("Hanger"). Under the terms of the agreement, Hanger will pay the Company total consideration of approximately $455,000, including the payment of approximately $417,000 of cash and the assumption of approximately $38,000 of debt. The transaction is subject to certain regulatory approvals. Net proceeds from the sale will principally be used to repay amounts borrowed under the Company's revolving credit facility agreement.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      OVERVIEW

            Operating Segments

            In fiscal 1998, NovaCare, Inc. (the "Company") adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires companies to report operating segments based upon the way a company manages its activities. Consistent with the Company's reporting, organization and management structure, the Company presents segment information for outpatient services, long-term care services and employee services. Segment information for the three-and nine-month periods ended March 31, 1998 has been restated to conform to the requirements of SFAS No. 131.

            See Note 7 to the Condensed Consolidated Financial Statements for financial data for each of the Company's operating segments.

            Provision for Restructure, Net

            In the nine-months ended March 31, 1999, the Company recorded a net $129.7 million restructure provision composed of the following (in thousands):

          Long-term care services......................................     $     98,647
          Outpatient services..........................................           31,100
                                                                            ------------
               Net restructure provision...............................     $    129,747
                                                                            ============

            LONG-TERM CARE SERVICES

            In the second quarter of fiscal 1998 the Company recorded a restructure charge of $23.5 million based on an evaluation of the impact of changes in the Medicare reimbursement system mandated by the Balanced Budget Act of 1997 (the "BBA") on the Company's long-term care services segment. The provision related principally to severance costs associated with personnel changes required by the Company's revised operating model in the long-term care services segment.

            During the second quarter of fiscal 1999 it became apparent that a portion of this fiscal 1998 charge would not be required. A significant portion of the employee base covered by the restructure reserve voluntarily resigned to seek new employment or obtained employment with customers when these customer facilities converted to in-house therapy programs. Accordingly, the Company determined that $6.8 million was required to complete the conversion of the Company's long-term care services segment to the revised operating model and reversed $13.3 million of the remaining balance of the December 31, 1997 restructure reserve at that date.

            In the third quarter of fiscal 1999, the Company continued to experience a significant reduction in revenues in the long-term care services segment. This decline resulted from a combination of, reduced patient volume (related to, fewer therapy patients per customer facility, contract cancellations and fewer treatments per patient) and lower prices reflecting reduced reimbursement rates under the BBA. In order to mitigate the effect of these trends, the Company is in the process of implementing a restructure plan which involves a complete exit of selected long-term care markets with low customer and therapist concentration. These markets are generally in the Western United States and include California, Colorado, Texas and the Northwest. The Company intends to concentrate its efforts in markets that are believed to have sufficient patient density to support profitable operations.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


            Despite implementation of the revised operating plan, the Company has determined that it will be unable to recover its investment in long-lived assets in the long-term care services segment. Accordingly, the Company recorded a provision for restructure of $111.9 million in the three months ended March 31,1999 to write-off all of its investment in these assets and to provide for the costs of exiting the selected markets, consisting principally of employee severance costs.

            The third quarter provision for restructure consists of the following (in thousands):

          Write down of excess cost of net assets acquired, net.......      $    73,716
          Write down of property and equipment........................           20,748
          Employee severance and other................................           17,483
                                                                            -----------
              Total fiscal 1999 provision, net........................      $   111,947
                                                                            ===========

            The provision for restructure, net for the long-term care services segment for the nine months ended March 31, 1999 totaled $98.6 million, consisting of the fiscal 1999 third quarter provision and the reversal of the fiscal 1998 provision in the second quarter of fiscal 1999.

            The Company continues to evaluate its alternatives with respect to the long-term care services segment, which could involve: (i) further efforts to reduce costs and improve patient density in the segment's remaining markets, (ii) a complete exit of all long-term care services markets, or (iii) a sale of the remaining long-term care services segment. The Company believes that the maximum additional loss that might be incurred under the preceding scenarios (ii) and (iii) would be approximately $52.0 million.

            OUTPATIENT SERVICES

            During the second quarter of fiscal 1999, the Company decided to exit certain non-strategic markets being served by its outpatient physical therapy and rehabilitation and occupational health business ("PROH"). The markets consist of 40 PROH clinics. The decision resulted in a write-down of the value of the related assets to estimated net realizable value. The related provision for restructure is as follows (in thousands):

          Write down of excess cost of net assets acquired, net........     $    28,300
          Employee severance and other.................................           2,800
                                                                            -----------
              Total provision for restructure..........................     $    31,100
                                                                            ===========

            The estimated net realizable value of PROH assets (principally excess cost of net assets acquired, net) was determined by reference to the Company's experience with purchases and sales of comparable assets over the past several years and in consultation with financial advisors. The clinics to be disposed of had annualized net revenues of approximately $16.6 million and annualized operating profit of approximately $0.2 million. The annualized pre-tax effect of suspending depreciation and amortization on these assets is approximately $0.8 million. At March 31, 1999, two of the clinics have been sold for proceeds totaling $0.5 million. The net book value of the remaining assets to be sold is approximately $6.3 million. All clinics are expected to be sold by September 30, 1999.

            Regulatory Changes

            In the three- and nine-month periods ended March 31, 1999, the long-term care services segment experienced a decline in earnings compared with the corresponding periods of fiscal 1998. This reduced operating performance (as discussed below in the long-term care services section of "Results of Operations") resulted principally from: (i) lower Medicare reimbursement rates due to salary equivalency guidelines implemented by the Health Care Financing Administration ("HCFA") effective April 1998 and a prospective payment system ("PPS") for Medicare Part A services effective for customer Medicare cost reporting years beginning July 1, 1998 and thereafter, (ii) an approximately 36% decline in the number of rehabilitation patients per Company-served long-term care facility,

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


      resulting from the regulatory uncertainty surrounding the level of reimbursement for therapy services for Medicare patients under the BBA, and (iii) conversion of certain nursing home chain customers to in-house therapy programs.

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

            By changing Medicare reimbursement to long-term care facilities from a cost basis to a fixed fee, the BBA is a fundamental change in the economic assumptions underlying patient care in long-term care facilities. Due to the extensive nature of the reimbursement changes specified by the BBA, the ultimate effect these changes may have on the demand for services and management's inability to predict what portion of the PPS and fee schedule rates that the Company will continue to receive based on negotiated terms of service contracts with its customers, the Company is unable to determine the final impact that the BBA will have on its financial position or results of operations.

            Sale of Orthotics and Prosthetic Services Business

            On April 5, 1999, the Company announced the execution of a definitive agreement to sell its orthotic and prosthetic services business ("O&P") to Hanger Orthopedic Group, Inc. ("Hanger"). Under the terms of the agreement, Hanger will pay the Company total consideration of approximately $455 million, including the payment of approximately $417 million of cash and the assumption of approximately $38 million of debt. The transaction is subject to certain regulatory approvals. The net proceeds from the sale will be used principally to repay amounts borrowed under the Company's revolving credit facility agreement.

            Corporate and Capital Structure Changes

            In addition to the sale of the O&P business, the Company continues to evaluate its strategic alternatives for obtaining capital to fund its ongoing working capital needs, satisfy its remaining debt obligations and maximize shareholder value. Such alternatives include the evaluation of the long-term care services segment as discussed above, replacing current debt with long-term financing through a high-yield debt offering or private placement or the sale of one or more of the Company's remaining businesses. The feasibility and timing of these alternatives will depend on a variety of capital markets, tax, regulatory and operations issues.

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 VS. MARCH 31, 1998

            Consolidated net revenues were $437.3 million, a decrease of $14.5 million (3%) over fiscal 1998, reflecting a decline in long-term care services segment revenue which was only partially offset by expansion in the Company's outpatient services and employee services segments. The revenue decline in long-term care services was substantially due to regulatory changes which resulted in: (i) lower pricing, (ii) fewer patients on caseload, (iii) contract cancellations, and (iv) lower utilization per patient. Growth in the outpatient services segment resulted primarily from the effect of fiscal 1998 and fiscal 1999 acquisitions. Growth in the employee services segment was due to a combination of acquisitions completed subsequent to March 31, 1998, internal growth, and the entry into new markets. The Company made no acquisitions in the third quarter of fiscal year 1999, compared with 11 outpatient physical therapy and rehabilitation businesses, 8 O&P businesses and two occupational health businesses in the third quarter of last year.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


            Consolidated gross profit (excluding depreciation expense) was $53.5 million, a decrease of $43.2 million (45%) from fiscal 1998. The decrease in gross profit was due to lower net revenues in the long-term care services segment, which was only partially offset by lower salaries and wages. This gross profit decrease in long-term care services was partially offset by acquisitions in the outpatient services and employee services segments and also same market growth and the entry into new markets in the employee services segment. Gross profit as a percentage of net revenue ("gross profit margin") declined to 12% compared with 21% last year, due primarily to lower gross profit margins in the long-term care services segment.

            Other operating expenses, excluding the provision for restructure, which consist of selling, general and administrative expenses, depreciation, amortization of excess cost of net assets acquired and provision for uncollectible accounts were $69.8 million, an increase of $2.9 million (4%) over fiscal 1998. The increase results principally from businesses acquired during fiscal 1998 and fiscal 1999. As a percentage of net revenues, other operating expenses increased to 16% from 15% in fiscal 1998 because the decrease in net revenues from long-term care services was significantly greater than the decrease in other operating expenses.

            Depreciation expense and amortization of excess cost of net assets acquired ("amortization") was $14.0 million in the third quarter of fiscal 1999, an increase of $800,000 (6%) over fiscal 1998 as a result of businesses acquired subsequent to March 31, 1998.

            Interest expense, net of investment income, was $9.5 million, an increase of $2.1 million (28%), over fiscal 1998 as a result of increased borrowings principally associated with the Company's acquisitions, as discussed under "Liquidity and Capital Resources."

            Income tax benefit for the three months ended March 31, 1999 was approximately 19% of pre-tax loss as compared to income tax expense of 42.1% on pre-tax income for the same period in fiscal 1998. The decreased rate resulted from (i) non-deductible components of the provision for restructure, (ii) non-deductible amortization, and (iii) the inability to use loss carrybacks in certain states.

      OPERATING RESULTS BY SEGMENT

            Outpatient Services

            Net revenues for the outpatient services segment were $145.6 million, an increase of $14.6 million (11%) over fiscal 1998. The increase in net revenues was due principally to the effect of fiscal 1998 and fiscal 1999 acquisitions and an increase in same market volumes, partially offset by a decrease in pricing.

            Gross profit (excluding depreciation) was $42.1 million, an increase of $4.6 million (12%) over the third quarter of fiscal 1998 resulting principally from the inclusion of businesses acquired in fiscal 1998 and fiscal 1999. The decrease in prices was principally offset by the increase in patient volume. Gross profit margin was 29%, unchanged from the third quarter of fiscal 1998.

            Income from operations was $12.9 million, an increase of $600,000 (5%) over last year. The increase resulted from the higher gross profit noted above, offset partially by higher provision for uncollectible accounts, amortization, and selling, general and administrative expenses.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


            Long-term Care Services

            Net revenues for long-term care services were $68.6 million, a decrease of $107.7 million (61%) from the third quarter of fiscal 1998. The decrease in net revenues resulted from an overall pricing and patient volume decline. The pricing and patient volume decreases resulted from:
      (i) overall lower reimbursement rates adopted through the implementation of salary equivalency and the BBA, (ii) decreased Medicare patient census in facilities served due to the uncertainty of long-term care providers with respect to the reimbursement economics of Medicare patients under the BBA, and (iii) the loss of chain contracts that brought their rehabilitation services in-house, partially offset by new contract sales to small and medium-sized long-term care providers.

            Gross profit (excluding depreciation expense) was $2.4 million, a decrease of $49.3 million (95%) from last year. The gross profit margin was 3% compared to 29% last year. The decline in gross profit and gross profit margin resulted from the lower pricing and patient volume experienced in fiscal 1999 as a result of regulatory changes, which was only partially offset by lower salary and wage costs per employee.

            Long-term care services incurred a loss from operations (excluding provision for restructure) of $12.5 million, compared with income from operations of $33.4 million for the third quarter of fiscal 1998. The decrease was due to the decline in gross profit, partially offset by lower selling, general and administrative expenses.

            Employee Services

            Employee services net revenues were $384.0 million (before an intercompany elimination of $160.9 million related to services provided to the outpatient services and long-term care services segments), an increase of $45.7 million (13%) over last year's revenues of $338.4 million (before an intercompany elimination of $193.8 million). The increase in net revenues reflects an increase of $78.6 million in third-party net revenues due to acquisitions, same market growth and the entry into new markets. Revenues earned by the employee services segment under a contract with the Company's outpatient services and long-term care services segment (the "NovaCare Contract") decreased principally as a result of a 18% decrease in the average number of worksite employees, primarily in the long-term care services segment.

            Gross profit was $16.7 million, an increase of $5.4 million (48%) over the third quarter of fiscal 1998. The gross profit margin was 4% compared to 3% in the third quarter of fiscal 1998. The increase in gross profit and gross profit margin resulted from the increase in net revenues described above and higher margin services under the NovaCare Contract.

            Income from operations was $4.9 million, an increase of $2.0 million (72%) over last year. The increase resulted from the improvement in gross profit noted above, partially offset by higher selling, general and administrative expenses related to acquisitions and additional costs incurred to support internal growth.

      RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1999 VS. MARCH 31, 1998

      Consolidated net revenues were $1.40 billion, an increase of $191.5 million (16%) over fiscal 1998, as continued expansion in the Company's outpatient services and employee services operating segments more than offset the decline in long-term care services segment revenues. Growth in the outpatient services segment resulted primarily from acquisitions and same market growth. Employee services growth was due primarily to acquisitions, same market growth and the entry into new markets. The revenue decline in long-term care services was substantially due to regulatory changes. The Company acquired six outpatient physical therapy and rehabilitation businesses and two employee services businesses in the first nine months of fiscal 1999, compared to 33 outpatient physical therapy and rehabilitation businesses, 29 O&P businesses, three occupational health business, and one employee services businesses in the first nine months of last year.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

            Consolidated gross profit (excluding depreciation expense) was $224.8 million, a decrease of $42.2 million (16%) over fiscal 1998. Gross profit margin declined to 16% compared to 22% last year. The gross profit and gross profit margin declines were due principally to the impact of regulatory changes in the long-term care services segment.

            Other operating expenses, excluding the restructure provision, which include selling, general and administrative expenses, depreciation, amortization of excess cost of net assets acquired and provision for uncollectible accounts, were $210.3 million, an increase of $23.5 million (13%) over fiscal 1998. The increase relates principally to businesses acquired during fiscal 1998 and fiscal 1999. As a percentage of net revenues, other operating expenses remained unchanged from the prior year at 15%.

            Depreciation expense and amortization was $42.5 million in the first nine months of fiscal 1999, an increase of $5.4 million (14%) over fiscal 1998 primarily as a result of businesses acquired subsequent to March 31, 1998.

            During the nine months ended March 31, 1999 and 1998, the Company recognized pre-tax gains of $1.5 million and $38.1 million, respectively, for the difference between the Company's historical cost of its investment in NCES and its portion of NCES equity for the periods then ended. The gains resulted from NCES shares issued in connection with acquisitions and, in the prior year, the issuance of 5.8 million NCES shares in connection with NCES' initial public offering in November 1997. Proceeds from the NCES initial public offering, net of underwriters' fees and issuance costs, were $45.7 million.

            Interest expense, net of investment income, was $28.0 million, an increase of $8.5 million (43%) over fiscal 1998 as a result of increased borrowings principally associated with the Company's acquisitions, as discussed under "Liquidity and Capital Resources."

            Income tax benefit for the nine months ended March 31, 1999 was 13.3% of pre-tax loss compared to income tax expense of 41.7% on pre-tax income in the prior year. The decreased rate was due to (i) non-deductible components of the provision for restructure, (ii) non-deductible amortization, and (iii) the inability to use loss carrybacks in certain states.

      OPERATING RESULTS BY SEGMENT

            Outpatient Services

            Net revenues for the outpatient services segment were $448.7 million, an increase of $78.5 million (21%) over fiscal 1998. The increase in net revenues was due to the effect of fiscal 1998 and fiscal 1999 acquisitions and also an increase in same-market volume in outpatient physical therapy and occupational health rehabilitation, partially offset by a decrease in pricing.

            Gross profit (excluding depreciation expense) was $131.8 million, an increase of $21.6 million (20%) over the first nine months of fiscal 1998 resulting primarily from the inclusion of businesses acquired in fiscal 1998 and fiscal 1999. Gross profit margin declined slightly to 29% from 30% during fiscal 1998, principally due to pricing pressure in outpatient physical therapy and occupational rehabilitation.

            Income from operations (excluding provision for restructure) was $46.3 million, an increase of $4.3 million (10%) over last year. The increase resulted from the higher gross profit noted above, offset partially by higher selling, general and administrative expenses and higher amortization expense, provision for uncollectible accounts and depreciation. The increase in these costs was principally the result of expenses associated with acquired businesses.

            Long-term Care Services

            Net revenues for long-term care services were $332.3 million, a decrease of $165.1 million (33%) from the first nine months of fiscal 1998. The decrease in net revenues resulted from the overall pricing and patient volume decline. The pricing and patient volume decreases resulted from: (i) the overall lower reimbursement rates adopted through the implementation of salary equivalency and the BBA, (ii) decreased Medicare patient census in facilities served due to the uncertainty of long-term care providers with respect to the reimbursement economics of Medicare patients under the BBA, and (iii) the loss of chain contracts that brought their rehabilitation services in-house, partially offset by new contract sales to small and medium-sized long-term care providers.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

            Gross profit (excluding depreciation expense) was $65.8 million, a decrease of $74.4 million (53%) from last year. The gross profit margin was 20%, compared with 28% in fiscal 1998. The decline in gross profit and gross profit margin resulted from the lower pricing and patient volume experienced in fiscal 1999 as a result of regulatory changes which was only partially offset by lower salary and wage costs per employee.

            Income from operations (excluding provision for restructure) was $18.8 million, a decrease of $70.9 million (79%) from last year. The lower income from operations was due to the decline in gross profit, partially offset by lower selling, general and administrative expenses.

            Employee Services

            Employee services net revenues were $1.17 billion (before an intercompany elimination of $552.4 million related to services provided under the NovaCare contract), an increase of $262.4 million (29%) over last year's revenues of $907.9 million (before an intercompany elimination of $568.1 million). This increase in net revenues is due to an increase in third-party net revenues due to acquisitions, same market growth and the entry into new markets.

            Gross profit was $47.4 million, an increase of $18.3 million over fiscal 1998. The gross profit margin was 4% compared to 3% in fiscal 1998. The increase in gross profit and gross profit margin resulted from the increase in net revenue described above and higher margin services under the NovaCare Contract.

            Income from operations was $13.1 million, an increase of $5.9 million (81%) over last year. The increase resulted from the improvement in gross profit noted above, partially offset by higher selling, general and administrative expenses related to acquisitions and additional costs incurred to support same market growth.

      LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 1999, cash and cash equivalents totaled $23.8 million, a decrease of $9.0 million from June 30, 1998. During the nine months ended March 31, 1999, the Company used $14.2 million of cash in operating activities. The unfavorable cash flow from operating activities in fiscal 1999 resulted principally from the net loss and the timing of payments for accounts payable and accrued expenses, partially offset by non-cash charges.

            The Company also used $84.3 million of cash in investing activities in the first nine months of fiscal 1999, of which $56.4 million related to acquisitions and $28.8 million was for capital expenditures. Capital expenditures consisted principally of information systems software and hardware costs in support of regulatory change in the long-term care services segment and equipment and leasehold improvements in start-up operations in the outpatient services segment.

            To finance these cash requirements, the Company borrowed a net $109.5 million under its revolving credit facility and reduced its cash balances by $9.0 million. At March 31, 1999, the Company had borrowings of $337.0 million outstanding under the revolving credit facility and NCES had no borrowings or letters of credit outstanding under its $25.0 million credit facility.

            The Company has negotiated a series of amendments to the revolving credit facility. The final amendment, dated April 19, 1999 expires on December 31, 1999. The facility is collateralized by substantially all the common stock of the Company's subsidiaries and accounts receivable. Maximum amounts which may be borrowed under the revolving credit facility are the lesser of (a) projected borrowings plus $10.0 million or (b) $375.0 million through May 31, 1999; $400.0 million from June 1 through July 9, 1999; and $50.0 million from the earlier of the sale of the Company's O&P business or July 10, 1999. All financial covenants have been eliminated.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


            In order to improve its overall cash flow and reduce its outstanding borrowings, the Company will sell its O&P business and evaluate the future of its long-term care services segment and its strategic alternatives as described under "Overview". The Company has deferred all significant acquisitions and has reduced its budget for capital expenditures.

      YEAR 2000 READINESS

            During the quarter ended March 31, 1999, NovaCare continued to address issues associated with the "Year 2000" problem. The Year 2000 problem occurs because, historically, certain computer programs have been written using two digits, rather than four digits, to define the applicable year. The Company's financial and management operating systems, microprocessors embedded in physical therapy, office or other equipment ("embedded chips") or computer systems used by third parties (such as financial institutions, customers or suppliers) could malfunction when dates occurring after December 31, 1999 are recognized as twentieth century dates (e.g. 1900) rather than twenty-first century dates (e.g.
      2000).

            NovaCare is currently in the process of implementing its comprehensive response to the Year 2000 problem. At March 31, 1999, the Company had completed its inventory of financial and management operating systems, developed strategic and tactical plans for correcting potential problems and had completed over two-thirds of the field testing required to determine the state of Year 2000 readiness for these systems. NovaCare anticipates that the remainder of this testing will be completed by June 30, 1999, with all significant software modifications to these systems completed by that date. In some cases, Year 2000 readiness is being addressed through the development of programs that enhance or provide new functionality to these financial and management operating systems. These enhanced systems are also expected to be complete by June 30, 1999. The Company anticipates completion of computer hardware replacements, modifications and upgrades by September 30, 1999.

            NovaCare has completed approximately two-thirds of its assessment regarding embedded chips. Completion of this assessment is anticipated by June 30, 1999, with all significant modifications to physical therapy, office or other equipment completed by September 30, 1999. The Company believes that the total cost of correcting equipment with embedded chips which are not Year 2000 ready will not exceed $0.1 million and that parts will be available to correct problems. The Company has contacted 190 suppliers who were deemed critical to the operation of the Company's business and has received assurances from those suppliers that the suppliers' business, financial and management operating systems that affect NovaCare either were or would be Year 2000 ready by December 31, 1999.

            The Company is in the process of developing contingency plans in the event of a business disruption related to the Year 2000 problem. NovaCare has a contract with a disaster recovery company for restoring data for mission critical business systems, as well as serving as an alternative data processing site. A back-up to this primary contingency plan involves manual systems that could be implemented within the Company or between the Company and its customers or suppliers while the issue is diagnosed and repaired. NovaCare expects to complete these plans and implement them in the field prior to December 31, 1999. However, there can be no assurance that these contingency plans will identify all Year 2000 issues that could occur, either within the Company's control or in the systems of its customers or suppliers, or that the plans will partially or completely ameliorate Year 2000 issues.

            NovaCare has spent $2.7 million in fiscal 1999 related to Year 2000 readiness, of which $0.1 million was for capitalized equipment and software. The Company anticipates $1.4 million of expenditures during the remainder of fiscal 1999, of which $0.7 million relates to capitalized equipment and software for systems that are not Year 2000 ready. During fiscal 2000, the Company anticipates expenditures of up to $2.0 million, including up to $1.7

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


      million of capital, to complete remediation of computer hardware and embedded chip equipment which are not Year 2000 ready and to complete and roll out contingency plans. The Company has increased its overall technology budget to accommodate Year 2000 issues and has not delayed other projects critical to the Company's business.

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

                                          NOVACARE, INC. AND SUBSIDIARIES
                                            PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibit
      Number                            Exhibit Description                              Page Number
      ------                            -------------------                              -----------
      10(a)             Revolving Credit Facility Agreement Eighteenth Amendment
                        dated as of December 18, 1998 by and among NovaCare and
                        certain of its subsidiaries and PNC Bank N.A, First
                        Union National Bank, Fleet National Bank, Mellon Bank,
                        N.A., Nations Bank, N.A., The Bank of New York, SunTrust
                        Bank (Central Florida) N.A., Bank One (Kentucky) N.A.,
                        The Fuji Bank, Limited (New York Branch), Crestar Bank,
                        Bank of Tokyo-Mitsubishi Trust Company, AmSouth Bank,
                        Bank of America NT and SA, Comerica Bank, Credit
                        Lyonnais (New York Branch), Cooperative Centrale
                        Raiffersen-Boerenleenbank B.A., "Rabobank Nederland"
                        (New York Branch), The Tokai Bank, Limited (New York
                        Branch), Toronto Dominion (Texas), Inc.

      10(b) Revolving Credit Facility Agreement Nineteenth Amendment dated as of March 31, 1999 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A, First
                        Union National Bank, Fleet National Bank, Mellon Bank,
                        N.A., Nations Bank, N.A., The Bank of New York, SunTrust
                        Bank (Central Florida) N.A., Bank One (Kentucky) N.A.,
                        The Fuji Bank, Limited (New York Branch), Crestar Bank,
                        Bank of Tokyo-Mitsubishi Trust Company, AmSouth Bank,
                        Bank of America NT and SA, Comerica Bank, Credit
                        Lyonnais (New York Branch), Cooperative Centrale
                        Raiffersen-Boerenleenbank B.A., "Rabobank Nederland"
                        (New York Branch), The Tokai Bank, Limited (New York
                        Branch), Toronto Dominion (Texas), Inc.

      10(c) Revolving Credit Facility Agreement Twentieth Amendment dated as of April 19, 1999 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A, First
                        Union National Bank, Fleet National Bank, Mellon Bank,
                        N.A., Nations Bank, N.A., The Bank of New York, SunTrust
                        Bank (Central Florida) N.A., Bank One (Kentucky) N.A.,
                        The Fuji Bank, Limited (New York Branch), Crestar Bank,
                        Bank of Tokyo-Mitsubishi Trust Company, AmSouth Bank,
                        Bank of America NT and SA, Comerica Bank, Credit
                        Lyonnais (New York Branch), Cooperative Centrale
                        Raiffersen-Boerenleenbank B.A., "Rabobank Nederland"
                        (New York Branch), The Tokai Bank, Limited (New York
                        Branch), Toronto Dominion (Texas), Inc.


      27                Financial Data Schedule

(B)   Current Reports on From 8-K:

            On April 7, 1999, the Company filed a Current Report on Form 8-K dated April 2, 1999 with the Securities and Exchange Commission reporting information under Item 5, Other Events.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                         NOVACARE, INC.
                                      --------------------
                                          (REGISTRANT)




MAY 17, 1999               BY /S/ ROBERT E. HEALY, JR.
                              ----------------------------------
                              ROBERT E. HEALY, JR.,
                              SENIOR VICE PRESIDENT,
                              FINANCE & ADMINISTRATION AND
                              CHIEF FINANCIAL OFFICER




                           BY /S/ BARRY E. SMITH
                              ----------------------------------
                              BARRY E. SMITH,
                              VICE PRESIDENT, CONTROLLER AND
                              CHIEF ACCOUNTING OFFICER