Form 10-Q/A
period 1999-03-31
NOVACARE INC
filed 1999-08-13
CIK 802843

                           U N I T E D  S T A T E S
       S E C U R I T I E S  A N D  E X C H A N G E  C O M M I S S I O N
                     W A S H I N G T O N, D C  2 0 5 4 9

                                    FORM 10-Q/A
                                  AMENDMENT NO. 1

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
   I                   FINANCIAL INFORMATION

               1       Financial Statements
                       -Condensed Consolidated Balance
                        Sheets as of March 31, 1999 and
                        June 30, 1998                                   1

                       -Condensed Consolidated Statements of
                        Operations for the Three Months Ended
                        March 31, 1999 and 1998                         2

                       -Condensed Consolidated Statements of
                        Operations for the Nine Months Ended
                        March 31, 1999 and 1998                         3

                       -Condensed Consolidated Statements of
                        Cash Flows for the Nine Months Ended
                        March 31, 1999 and 1998                         4

                       -Notes to Condensed Consolidated
                        Financial Statements                          5-11

               2       Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                     12-21

  II                   OTHER INFORMATION

               6       Exhibits and Reports on Form 8-K                22

Signatures                                                             23


                        NOVACARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 1999 AND JUNE 30, 1998
                     (In thousands, except per share data)

                                                        MARCH 31,      June 30,
                                                          1999           1998
                                                       ------------   ------------
ASSETS                                                 (UNAUDITED)    (See Note 1)
Current assets:
  Cash and cash equivalents........................     $ 23,804      $  32,760
  Accounts receivable, net of allowances at
   March 31, 1999 and at June 30, 1998 of $42,774
   and $55,060, respectively.......................      301,369        338,328
  Inventories......................................       45,135         38,207
  Income tax receivable............................       27,869             --
  Deferred income taxes............................       14,580         14,580
  Other current assets.............................       27,771         27,978
                                                       ------------   ------------
     Total current assets..........................      440,528        451,853
Property and equipment, net........................       64,541         80,857
Excess cost of net assets acquired, net (principally
  goodwill)........................................      719,592        767,729
Investments in joint ventures......................       15,203         14,881
Other assets, net..................................       49,965         40,722
                                                       ------------   ------------
                                                       $1,289,829     $1,356,042
                                                       ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of financing arrangements......       $540,696       $ 32,074
  Accounts payable and accrued expenses..........        160,796        193,025
  Income taxes payable...........................             --            981
                                                       ------------   ------------
     Total current liabilities...................        701,492        226,080
Financing arrangements, net of current portion...         55,267        476,308
Deferred income taxes............................         41,684         41,067
Other............................................          6,200         13,608
                                                       ------------   ------------
     Total liabilities...........................        804,643        757,063
                                                       ------------   ------------
Minority interest in consolidated subsidiaries...         27,501         18,306
Commitments and contingencies....................             --             --

Shareholders' equity:
  Common stock, $.01 par value; authorized
   200,000 shares; issued 68,371 shares at
   March 31, 1999 and issued 67,935 shares at
   June 30, 1998...................................          684            679
  Additional paid-in capital.......................      274,285        273,157
  Retained earnings................................      225,388        350,255
                                                       ------------   ------------
                                                         500,357        624,091

Less: Common stock in treasury (at cost), 5,307
   shares at March 31, 1999 and 5,401 shares at
   June 30, 1998...................................      (42,672)       (43,418)
                                                       ------------   ------------
     Total shareholders' equity....................      457,685        580,673
                                                       ------------   ------------
                                                      $1,289,829     $1,356,042
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

                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ---------------------------
                                                          1999           1998
                                                       ------------   ------------
Net revenues.......................................     $437,307       $451,767
Cost of services...................................      386,997        358,199
                                                       ------------   ------------

   Gross profit....................................       50,310         93,568

Selling, general and administrative expenses.......       51,945         52,551
Provision for uncollectible accounts...............        8,378          6,009
Amortization of excess cost of net assets acquired.        6,301          5,230
Provision for restructure, net.....................      111,947             --
                                                       ------------   ------------

   (Loss) income from operations...................     (128,261)        29,778

Investment income..................................          127            171
Interest expense...................................       (9,667)        (7,628)
Minority interest..................................         (886)          (467)
                                                       ------------   ------------

   (Loss) income before income taxes...............     (138,687)        21,854

Income taxes.......................................      (26,645)         9,209
                                                       ------------   ------------

   Net (loss) income...............................    $(112,042)     $  12,645
                                                       ============   ============
   Net (loss) income per share - basic.............    $   (1.78)     $     .21
                                                       ============   ============
   Net (loss) income per share - assuming dilution.    $   (1.78)     $     .20
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

                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           FOR THE NINE MONTHS ENDED
                                                                    MARCH 31,
                                                       --------------------------------
                                                          1999                  1998
                                                       -----------          -----------
Net revenues .....................................       $ 1,398,830        $ 1,207,283
Cost of services .................................         1,183,863            948,985
                                                         -----------        -----------

   Gross profit ..................................           214,967            258,298

Selling, general and administrative expenses .....           158,223            147,589
Provision for uncollectible accounts .............            23,439             15,957
Amortization of excess cost of net assets acquired            18,789             14,495
Provision for restructure, net ...................           129,747             23,500
                                                         -----------        -----------

   Income from operations ........................          (115,231)            56,757

Gain from issuance of subsidiary stock ...........             1,506             38,128
Investment income ................................               423                617
Interest expense .................................           (28,373)           (20,117)
Minority interest ................................            (2,355)              (887)
                                                         -----------        -----------

   (Loss) income before income taxes .............          (144,030)            74,498

Income taxes .....................................           (19,163)            31,057
                                                         -----------        -----------

   Net (loss) income .............................       $  (124,867)       $    43,441
                                                         ===========        ===========
   Net (loss) income per share - basic ...........       $     (1.99)       $       .71
                                                         ===========        ===========
   Net (loss) income per share - assuming dilution       $     (1.99)       $       .69
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

                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           FOR THE NINE MONTHS ENDED
                                                                   MARCH 31,
                                                           ---------------------------
                                                              1999           1998
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ....................................       $(124,867)       $  43,441

Adjustments to reconcile net income to net cash
flows provided by operating activities:
   Provision for restructure, net ....................         129,747           23,500
   Gain from issuance of subsidiary stock ............          (1,506)         (38,128)
   Depreciation and amortization .....................          42,543           37,165
   Provision for uncollectible accounts ..............          23,439           15,957
   Minority interest .................................           2,355              887
   Deferred income taxes .............................             617            5,856
   Changes in assets and liabilities, net of effects
   from acquisitions:
      Accounts and notes receivable ..................          10,564          (66,440)
      Inventories ....................................          (6,960)         (10,595)
      Other current assets ...........................            (475)          (5,982)
      Accounts payable and accrued expenses ..........         (56,940)          15,761
      Income taxes payable ...........................         (28,850)          11,089
      Other, net .....................................          (3,825)          (1,071)
                                                             ---------        ---------

      Net cash flows (used in)  provided by operating
      activities .....................................         (14,158)          31,440
                                                             ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for businesses acquired,
  net of cash acquired ...............................         (56,434)        (144,677)
Net additions to property and equipment ..............         (28,767)         (20,818)
Other, net ...........................................             857           (2,497)
                                                             ---------        ---------

      Net cash flows (used in) investing activities ..         (84,344)        (167,992)
                                                             ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing arrangements .................         351,280          364,140
Payment of financing arrangements ....................        (263,420)        (259,389)
Proceeds from common stock issued ....................           1,681            4,855
Proceeds from the issuance of subsidiary stock .......               5           45,719
                                                             ---------        ---------

      Net cash flows provided by financing activities.          89,546          155,325
                                                             ---------        ---------

Net (decrease) increase in cash and cash equivalents .          (8,956)          18,773
Cash and cash equivalents, beginning of period .......          32,760           22,716
                                                             ---------        ---------

Cash and cash equivalents, end of period .............       $  23,804        $  41,489
                                                             =========        =========

Supplemental disclosures of cash flow information:
     Interest paid ...................................       $  28,622        $  15,130
                                                             =========        =========
     Income taxes paid ...............................       $   9,162        $  14,196
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

      Operating results for the three- and nine-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

2.  PROVISION FOR RESTRUCTURE, NET

      In the nine-months ended March 31, 1999, the Company recorded a net provision for restructure of $129,747 composed of the following:

        Long-term care services...................  $  98,647
        Outpatient services.......................     31,100
                                                    ---------
             Net restructure provision............  $ 129,747
                                                   ==========



      LONG-TERM CARE SERVICES

      In the second quarter of fiscal 1998 the Company recorded a provision for restructure of $23,500 based on an evaluation of the impact of changes in the Medicare reimbursement system mandated by the Balanced Budget Act of 1997 (the "BBA") on the Company's long-term care services segment. The provision related principally to severance costs associated with personnel changes required by the Company's revised operating model in the long-term care services segment. The provision anticipated the severance of approximately 2,975 employees.

      During the second quarter of fiscal 1999 it became apparent that a portion of this fiscal 1998 charge would not be required. A significant portion of the employee base covered by the restructure reserve voluntarily resigned to seek new employment or obtained employment with customers when these customer facilities converted to in-house therapy programs. Accordingly, the Company determined that $6,750 was required to complete the conversion of the Company's long-term care services segment to the revised operating model and reversed $13,300 of the remaining balance of the December 31, 1997 restructure reserve at that date. As of March 31, 1999, 1,441 employees have been terminated related to this charge and the remaining liability is $278.

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

      The third quarter provision for restructure consists of the following:

        Write down of excess cost of net assets
        acquired, net............................   $ 73,716
        Write down of property and equipment.....     20,748
        Employee severance and other.............     17,483
                                                    --------
            Total fiscal 1999 provision, net.....   $111,947
                                                    ========

      The exit plan calls for the termination of approximately 1,300 employees, of which approximately 1,200 are direct care providers in the geographic regions being exited and the remainder are general and administrative support personnel.

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

        Write down of excess cost of net assets
        acquired, net.............................  $  28,300
        Employee severance and other..............      2,800
                                                    ---------
            Total provision for restructure.......  $  31,100
                                                    =========



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

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)

      Activity related to the fiscal 1998 and 1999 restructuring charges is as follows:

      FISCAL 1998 PROVISION FOR RESTRUCTURE:

                                                         FOR THE NINE MONTHS
                                                           ENDED MARCH 31,
                                                    ----------------------------
                                                        1999            1998
                                                    ------------    ------------
       Beginning balance.........................   $    22,348     $        --
       Provision for restructure.................       (13,300)         23,500
       Less: non cash charges....................            --            (360)
       Payments and other reductions.............        (8,770)           (373)
                                                    -----------     -----------

       Ending balance............................   $       278    $     22,767
                                                    ===========    ============





      FISCAL 1999 PROVISION FOR RESTRUCTURE:

                                                       FOR THE NINE MONTHS
                                                         ENDED, MARCH 31,
                                                               1999
                                                       ---------------------
       Beginning balance............................   $           --
       Provision for restructure....................          143,047
       Less: non cash charges.......................         (122,764)
       Payments and other reductions................             (383)
                                                       ---------------------

       Ending balance...............................   $       19,900
                                                       =====================

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)

3. NET (LOSS) INCOME PER SHARE

      The following table sets forth the computation and reconciliation of net
   (loss) income per share-basic and net (loss) income per share-assuming dilution:

                                       FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                           ENDED MARCH 31,                   ENDED MARCH 31,
                                    ----------------------------     ----------------------------
                                        1999             1998           1999              1998
                                    ------------      ----------     ----------         ---------
NET (LOSS) INCOME ..............    $  (112,042)       $12,645       $  (124,867)       $43,441
                                    ===========        =======       ===========        =======
WEIGHTED AVERAGE SHARES
   OUTSTANDING:
  WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC .........         62,930         61,486            62,738         61,275

  Stock options ................             --          1,755                --          1,908
  Contingently issuable
   shares - assuming dilution ..             --             43                --             43
                                    -----------        -------       -----------        -------
  WEIGHTED AVERAGE SHARES
   OUTSTANDING - ASSUMING
   DILUTION ....................         62,930         63,284            62,738         63,226
                                    ===========        =======       ===========        =======
  NET (LOSS) INCOME PER
   SHARE - BASIC ...............    $     (1.78)       $   .21       $     (1.99)       $   .71
                                    ===========        =======       ===========        =======

  NET (LOSS) INCOME PER
   SHARE - ASSUMING DILUTION        $     (1.78)       $   .20       $     (1.99)       $   .69
                                    ===========        =======       ===========        =======

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

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses are summarized as follows:

                                                            MARCH 31,      June 30,
                                                              1999           1998
                                                           ----------      --------
       Accounts payable ..............................       $ 27,146       $ 19,679
       Accrued compensation and benefits .............         67,876         87,985
       Accrued costs of productivity and cost
          improvement programs .......................         22,879         23,748
       Accrued workers' compensation and
          health claims ..............................         16,804         25,000
       Deferred and contingent purchase price
          obligations ................................          7,379          8,756
       Accrued interest ..............................          4,885          7,080
       Other .........................................         13,827         20,777
                                                             --------       --------
                                                             $160,796       $193,025
                                                             ========       ========

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)

5.  FINANCING ARRANGEMENTS

      Financing arrangements consisted of the following:

                                                              MARCH 31,     June 30,
                                                                1999          1998
                                                            ------------  ------------
       Revolving credit facility (LIBOR plus 3%), due
          December 31, 1999 ...........................       $337,000       $227,500
       Convertible subordinated debentures (5.5%), due
       January 2000 ...................................        175,000        175,000
       Subordinated promissory notes (5% to 10%),
       through 2007 ...................................         80,770         98,318
       $25,000 revolving credit facility of subsidiary,
       due November 17, 2000 ..........................             --             --
       Other ..........................................          3,193          7,564
                                                              --------       --------
                                                               595,963        508,382

       Less:  current portion .........................        540,696         32,074
                                                              --------       --------
                                                              $ 55,267       $476,308
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

      Certain purchase agreements require additional payments if specific financial conditions are met. Aggregate contingent payments in connection with these acquisitions at March 31, 1999 of approximately $70,423 in cash and common stock of NCES have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. For the nine-months ended March 31, 1999 and March 31, 1998, the Company paid $10,991 and $27,594 in cash and common stock of NCES, respectively, and issued 53 and 65 shares, respectively, of the Company's common stock in connection with businesses acquired in prior years.

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

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)

      Operating results and other financial data are presented for the principal operating segments of the Company as follows:


                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                     MARCH 31,                              MARCH 31,
                                          -------------------------------       -------------------------------
                                               1999               1998              1999               1998
                                          ------------       ------------       ------------       ------------
NET REVENUES:
   Outpatient services ............       $   145,572        $   130,928        $   448,726        $   370,194
   Long-term care services ........            68,616            176,309            332,261            497,335
   Employee services ..............           384,029            338,367          1,170,228            907,875
                                          -----------        -----------        -----------        -----------
      Total .......................           598,217            645,604          1,951,215          1,775,404
   Intrasegment elimination-
      employee services ...........          (160,910)          (193,837)          (552,385)          (568,121)
                                          -----------        -----------        -----------        -----------
      Consolidated revenues .......       $   437,307        $   451,767        $ 1,398,830        $ 1,207,283
                                          ===========        ===========        ===========        ===========

GROSS PROFIT:
   Outpatient services ............       $    42,078        $    37,463        $   131,757        $   110,144
   Long-term care services ........             2,365             51,651             65,772            140,212
   Employee services ..............            16,717             11,302             47,379             29,042
                                          -----------        -----------        -----------        -----------
      Total .......................            61,160            100,416            244,908            279,398
   Intrasegment elimination-
      employee services ...........            (7,690)            (3,725)           (20,118)           (12,367)
   Depreciation ...................            (3,160)            (3,123)            (9,823)            (8,733)
                                          -----------        -----------        -----------        -----------
      Consolidated gross profit ...       $    50,310        $    93,568        $   214,967        $   258,298
                                          ===========        ===========        ===========        ===========
(LOSS) INCOME FROM OPERATIONS:
   Outpatient services ............       $    12,938        $    12,310        $    46,305        $    42,025
   Long-term care services ........           (12,540)            33,431             18,826             89,772
   Employee services ..............             4,872              2,840             13,128              7,253
                                          -----------        -----------        -----------        -----------
      Total .......................             5,270             48,581             78,259            139,050
   Unallocated selling, general and
      administrative expenses .....           (21,584)           (18,803)           (63,743)           (58,793)
   Provision for restructure ......          (111,947)                --           (129,747)           (23,500)
                                          -----------        -----------        -----------        -----------
      Consolidated (loss)
        income from operations ....       $  (128,261)       $    29,778        $  (115,231)       $    56,757
                                          ===========        ===========        ===========        ===========

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)


                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                MARCH 31,                       MARCH 31,
                                     --------------------------        --------------------------
                                        1999             1998             1999             1998
                                     ---------        ---------        ---------        ---------
DEPRECIATION AND AMORTIZATION:
   Outpatient services .........       $   7,691        $   6,621        $  23,074        $  18,118
   Long-term care services .....           2,939            3,063            9,336            8,808
   Employee services ...........           1,315            1,041            3,901            2,736
                                       ---------        ---------        ---------        ---------
      Total ....................          11,945           10,725           36,311           29,662
   Unallocated selling,
       general and administrative
       expenses ................          2,074            2,508            6,232            7,503
                                       ---------        ---------        ---------        ---------
      Consolidated
        depreciation and
        amortization ...........      $  14,019        $  13,233        $  42,543        $  37,165
                                       =========        =========        =========        =========

EARNINGS BEFORE INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA"):
   Outpatient services .........       $  20,629        $  18,931        $  69,379        $  60,143
   Long-term care services .....          (9,601)          36,494           28,162           98,580
   Employee services ...........           6,187            3,881           17,029            9,989
                                       ---------        ---------        ---------        ---------
      Total ....................          17,215           59,306          114,570          168,712
   Unallocated selling,
      general and administrative
        expenses ...............         (19,510)         (16,295)         (57,511)         (51,290)

   Provision for restructure ...        (111,947)              --         (129,747)         (23,500)
                                       ---------        ---------        ---------        ---------
      Consolidated EBITDA ......       $(114,242)       $  43,011        $ (72,688)       $  93,922
                                       =========        =========        =========        =========

                                      AS OF          As of
                                    MARCH 31,      June 30,
                                      1999           1998
                                 ------------   ------------
SEGMENT ASSETS:
   Outpatient services ...       $  921,858       $  876,250
   Long-term care services          171,612          326,872
   Employee services .....          127,078          112,583
   Unallocated assets ....           69,281           40,337
                                 ----------       ----------
                                 $1,289,829       $1,356,042
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

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

   OVERVIEW

      Operating Segments

      In fiscal 1998, NovaCare, Inc. (the "Company") adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires companies to report operating segments based upon the way a company manages its activities. Consistent with the Company's reporting, organization and management structure, the Company presents segment information for outpatient services, long-term care services and employee services. Segment information for the three- and nine-month periods ended March 31, 1998 has been restated to conform to the requirements of SFAS No. 131.

      See Note 7 to the Condensed Consolidated Financial Statements for financial data for each of the Company's operating segments. Management's discussion and analysis focuses on the amounts and captions provided in Note 7 because they are among the most significant factors used by the Company to manage its business and operating segments. Certain data provided, such as gross profit excluding depreciation, (loss) income from operations excluding provision for restructure and earnings before interest, income taxes, depreciation and amortization ("EBITDA") are not intended to replace gross profit, operating income or net income presented in the basic financial statements as measures of profitability.

      Provision for Restructure, Net

      In the nine-months ended March 31, 1999, the Company recorded a net $129.7 million restructure provision composed of the following (in thousands):

        Long-term care services ......       $ 98,647
        Outpatient services ..........         31,100
                                             --------
             Net restructure provision       $129,747
                                             ========



      LONG-TERM CARE SERVICES

      In the second quarter of fiscal 1998 the Company recorded a restructure charge of $23.5 million based on an evaluation of the impact of changes in the Medicare reimbursement system mandated by the Balanced Budget Act of 1997 (the "BBA") on the Company's long-term care services segment. The provision related principally to severance costs associated with personnel changes required by the Company's revised operating model in the long-term care services segment. The provision anticipated the severance of approximately 2,975 employees.

      During the second quarter of fiscal 1999 it became apparent that a portion of this fiscal 1998 charge would not be required. A significant portion of the employee base covered by the restructure reserve voluntarily resigned to seek new employment or obtained employment with customers when these customer facilities converted to in-house therapy programs. Accordingly, the Company determined that $6.8 million was required to complete the conversion of the Company's long-term care services segment to the revised operating model and reversed $13.3 million of the remaining balance of the December 31, 1997 restructure reserve at that date. As of March 31, 1999, 1,441 employees have been terminated related to this charge and the remaining liability is approximately $0.3 million.

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

      The third quarter provision for restructure consists of the following (in thousands):

        Write down of excess cost of net assets
        acquired, net .........................       $ 73,716
        Write down of property and equipment ..         20,748
        Employee severance and other ..........         17,483
                                                      --------
            Total fiscal 1999 provision, net ..       $111,947
                                                      ========

      The exit plan calls for the severance of approximately 1,300 employees, of which approximately 1,200 are direct care providers in the geographic regions being exited and the remainder are general and administrative support personnel.

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

        Write down of excess cost of net assets
        acquired, net .........................       $28,300
        Employee severance and other ..........         2,800
                                                      -------
            Total provision for restructure ...       $31,100
                                                      =======

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

   RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 VS. MARCH 31, 1998

      Consolidated net revenues were $437.3 million, a decrease of $14.5 million (3%) over fiscal 1998, reflecting a decline in long-term care services segment revenue which was only partially offset by expansion in the Company's outpatient services and employee services segments. The revenue decline in long-term care services was substantially due to regulatory changes which resulted in: (i) lower pricing, (ii) fewer patients on caseload, (iii) contract cancellations, and (iv) lower utilization per patient. Growth in the outpatient services segment resulted primarily from the effect of fiscal 1998 and fiscal 1999 acquisitions. Growth in the employee services segment was due to a combination of acquisitions completed subsequent to March 31, 1998, internal growth, and the entry into new markets. The Company made no acquisitions in the third quarter of fiscal year 1999, compared with 11 outpatient physical therapy and rehabilitation businesses, and 8 O&P businesses and two occupational health businesses in the third quarter of last year.

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

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

   OPERATING RESULTS BY SEGMENT

      Outpatient Services

      Net revenues for the outpatient services segment were $145.6 million, an increase of $14.6 million (11%) over fiscal 1998. The increase in net revenues was due principally to the effect of fiscal 1998 and fiscal 1999 acquisitions ($18.5 million) and an increase in same market volumes ($4.4 million), partially offset by a decrease in pricing ($8.3 million).

      Gross profit (excluding depreciation) was $42.1 million, an increase of $4.6 million (12%) over the third quarter of fiscal 1998 resulting principally from the inclusion of businesses acquired in fiscal 1998 and fiscal 1999 ($5.4 million). The decrease in prices of $8.3 million noted above was principally offset by cost and productivity improvements ($5.2 million)as well as an increase in patient volume ($2.3 million). Gross profit margin was 29%, unchanged from the third quarter of fiscal 1998.

      Income from operations was $12.9 million, an increase of $600,000 (5%) over last year. The increase resulted from the higher gross profit noted above, offset partially by higher provision for uncollectible accounts ($2.4 million), selling, general and administrative expenses ($1.2 million), and amortization ($1.0 million).

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

      Long-term care services incurred a loss from operations (excluding provision for restructure) of $12.5 million, compared with income from operations of $33.4 million for the third quarter of fiscal 1998. The decrease was due to the decline in gross profit, partially offset by lower selling, general and administrative expenses ($3.2 million).

      Employee Services

      Employee services net revenues were $384.0 million (before an intercompany elimination of $160.9 million related to services provided to the outpatient services and long-term care services segments), an increase of $45.7 million (13%) over last year's revenues of $338.4 million (before an intercompany elimination of $193.8 million). The increase in net revenues reflects an increase of $78.6 million in third-party net revenues due to acquisitions ($30.5 million), the entry into new markets ($27.2 million) and same market growth ($20.9 million). Revenues earned by the employee services segment under a contract with the Company's outpatient services and long-term care services segment (the "NovaCare Contract") decreased principally as a result of a 18% decrease in the average number of worksite employees, primarily in the long-term care services segment.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

      Gross profit was $16.7 million, an increase of $5.4 million (48%) over the third quarter of fiscal 1998. The gross profit margin was 4% compared to 3% in the third quarter of fiscal 1998. The increase in gross profit and gross profit margin resulted from the increase in net revenues described above ($3.0 million) and higher margin services under the NovaCare Contract ($2.4 million).

      Income from operations was $4.9 million, an increase of $2.0 million (72%) over last year. The increase resulted from the improvement in gross profit noted above, partially offset by higher selling, general and administrative expenses related to acquisitions ($1.1 million) and additional costs incurred to support internal growth ($0.9 million).

   RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1999 VS. MARCH 31, 1998

      Consolidated net revenues were $1.40 billion, an increase of $191.5 million (16%) over fiscal 1998, as continued expansion in the Company's outpatient services and employee services operating segments more than offset the decline in long-term care services segment revenues. Growth in the outpatient services segment resulted primarily from acquisitions and same market growth. Employee services growth was due primarily to acquisitions, same market growth and the entry into new markets. The revenue decline in long-term care services was substantially due to regulatory changes. The Company acquired six outpatient physical therapy and rehabilitation businesses and two employee services businesses in the first nine months of fiscal 1999, compared to 33 outpatient physical therapy and rehabilitation businesses, 29 O&P businesses, three occupational health businesses, and one employee services business in the first nine months of last year.

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

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

   OPERATING RESULTS BY SEGMENT

      Outpatient Services

      Net revenues for the outpatient services segment were $448.7 million, an increase of $78.5 million (21%) over fiscal 1998. The increase in net revenues was due to the effect of fiscal 1998 and fiscal 1999 acquisitions ($74.8 million) and also an increase in same-market volume in outpatient physical therapy and occupational health rehabilitation ($20.4 million), partially offset by a decrease in pricing ($16.7 million).

      Gross profit (excluding depreciation expense) was $131.8 million, an increase of $21.6 million (20%) over the first nine months of fiscal 1998 resulting primarily from the inclusion of businesses acquired in fiscal 1998 and fiscal 1999 ($24.9 million). The reduction in prices noted above ($16.7 million) was partially offset by the increase in same market volumes ($7.6 million), as well as cost and productivity improvements ($6.0 million). Gross profit margin declined slightly to 29% from 30% during fiscal 1998, principally due to pricing pressure in outpatient physical therapy and occupational rehabilitation.

      Income from operations (excluding provision for restructure) was $46.3 million, an increase of $4.3 million (10%) over last year. The increase resulted from the higher gross profit noted above, offset partially by higher selling, general and administrative expenses ($9.0 million) and higher amortization expense ($3.4 million), provision for uncollectible accounts ($3.4 million) and depreciation ($1.6 million). The increase in these costs was principally the result of expenses associated with acquired businesses.

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

      Employee Services

      Employee services net revenues were $1.17 billion (before an intercompany elimination of $552.4 million related to services provided under the NovaCare Contract), an increase of $262.4 million (29%) over last year's revenues of $907.9 million (before an intercompany elimination of $568.1 million). This increase in net revenues is due to an increase in third-party net revenues due to acquisitions ($166.0 million), same market growth ($64.4 million) and the entry into new markets ($49.7 million).

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

      Income from operations was $13.1 million, an increase of $5.9 million (81%) over last year. The increase resulted from the improvement in gross profit noted above, partially offset by additional costs incurred to support same market growth ($7.0 million) and higher selling, general and administrative expenses related to acquisitions ($4.3 million).

   LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1999, cash and cash equivalents totaled $23.8 million, a decrease of $9.0 million from June 30, 1998. During the nine months ended March 31, 1999, the Company used $14.2 million of cash in operating activities. The unfavorable cash flow from operating activities in fiscal 1999 resulted principally from the net loss and the timing of payments for accounts payable and accrued expenses, partially offset by non-cash charges. Included in the use of cash was $8.8 million related to the 1998 provision for restructure. The Company anticipates spending an additional $19.9 million related to the 1998 and 1999 restructure charges.

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

      Certain acquisition agreements require additional payments if specific financial conditions are met. Aggregate contingent payments of approximately $56.3 million in cash and $14.1 million in NCES common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. Of the $56.4 million of cash paid for acquisitions in the nine months ended March 31, 1999, $11.0 million was for contingent payments associated with prior years' acquisitions.

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

      NovaCare has spent $2.7 million in fiscal 1999 related to Year 2000 readiness, of which $0.1 million was for capitalized equipment and software. The Company anticipates $1.4 million of expenditures during the remainder of fiscal 1999, of which $0.7 million relates to capitalized equipment and software for systems that are not Year 2000 ready. During fiscal 2000, the Company anticipates expenditures of up to $2.0 million, including up to $1.7 million of capital, to complete remediation of computer hardware and embedded chip equipment which are not Year 2000 ready and to complete and roll out contingency plans. The Company has increased its overall technology budget to accommodate Year 2000 issues and has not delayed other projects critical to the Company's business.

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

                         NOVACARE, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibit
      Number                        Exhibit Description                                        Page Number
      ------                        -------------------                                        -----------
      10(a)             Revolving Credit Facility Agreement Eighteenth Amendment
                        dated as of December 18, 1998 by and among NovaCare and
                        certain of its subsidiaries and PNC Bank N.A., First
                        Union National Bank, Fleet National Bank, Mellon Bank,
                        N.A., Nations Bank, N.A., The Bank of New York, SunTrust
                        Bank (Central Florida) N.A., Bank One (Kentucky) N.A.,
                        The Fuji Bank, Limited (New York Branch), Crestar Bank,
                        Bank of Tokyo-Mitsubishi Trust Company, AmSouth Bank,
                        Bank of America NT and SA, Comerica Bank, Credit
                        Lyonnais (New York Branch), Cooperative Centrale
                        Raiffersen-Boerenleenbank B.A., "Rabobank Nederland"
                        (New York Branch), The Tokai Bank, Limited (New York
                        Branch), Toronto Dominion (Texas), Inc.

      10(b) Revolving Credit Facility Agreement Nineteenth Amendment dated as of March 31, 1999 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A., First
                        Union National Bank, Fleet National Bank, Mellon Bank,
                        N.A., Nations Bank, N.A., The Bank of New York, SunTrust
                        Bank (Central Florida) N.A., Bank One (Kentucky) N.A.,
                        The Fuji Bank, Limited (New York Branch), Crestar Bank,
                        Bank of Tokyo-Mitsubishi Trust Company, AmSouth Bank,
                        Bank of America NT and SA, Comerica Bank, Credit
                        Lyonnais (New York Branch), Cooperative Centrale
                        Raiffersen-Boerenleenbank B.A., "Rabobank Nederland"
                        (New York Branch), The Tokai Bank, Limited (New York
                        Branch), Toronto Dominion (Texas), Inc.

      10(c) Revolving Credit Facility Agreement Twentieth Amendment dated as of April 19, 1999 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A., First
                        Union National Bank, Fleet National Bank, Mellon Bank,
                        N.A., Nations Bank, N.A., The Bank of New York, SunTrust
                        Bank (Central Florida) N.A., Bank One (Kentucky) N.A.,
                        The Fuji Bank, Limited (New York Branch), Crestar Bank,
                        Bank of Tokyo-Mitsubishi Trust Company, AmSouth Bank,
                        Bank of America NT and SA, Comerica Bank, Credit
                        Lyonnais (New York Branch), Cooperative Centrale
                        Raiffersen-Boerenleenbank B.A., "Rabobank Nederland"
                        (New York Branch), The Tokai Bank, Limited (New York
                        Branch), Toronto Dominion (Texas), Inc.

      27                Financial Data Schedule

(B) Current Reports on Form 8-K:

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

                                             NOVACARE, INC.
                                   ------------------------------
                                             (REGISTRANT)

AUGUST 12, 1999                   BY /S/ ROBERT E. HEALY, JR.
                                   ------------------------------
                                       ROBERT E. HEALY, JR.,
                                       SENIOR VICE PRESIDENT,
                                       FINANCE & ADMINISTRATION AND
                                       CHIEF FINANCIAL OFFICER

AUGUST 12, 1999                   BY /S/ BARRY E. SMITH
                                    ----------------------------
                                       BARRY E. SMITH,
                                       VICE PRESIDENT,
                                       CONTROLLER AND
                                       CHIEF ACCOUNTING OFFICER