Form 10-K405
period 1999-06-30
NOVACARE INC
filed 1999-09-20
CIK 802843

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

Title of each class                               Name of each exchange on
COMMON STOCK, PAR VALUE $.01 PER SHARE            which registered
                                                  NEW YORK STOCK EXCHANGE, INC.

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

    AS OF SEPTEMBER 16, 1999, 63,287,447 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES WAS APPROXIMATELY $72,156,280. (DETERMINATION OF STOCK OWNERSHIP BY NON-AFFILIATES WAS MADE SOLELY FOR THE PURPOSE OF RESPONDING TO THIS REQUIREMENT AND THE REGISTRANT IS NOT BOUND BY THIS DETERMINATION FOR ANY OTHER PURPOSE.)

    DOCUMENTS INCORPORATED BY REFERENCE

    NONE.

                         NOVACARE, INC. AND SUBSIDIARIES

                  FORM 10-K -- FISCAL YEAR ENDED JUNE 30, 1999

                       CONTENTS AND CROSS REFERENCE SHEET
           FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K

FORM 10-K         FORM 10-K                                                                         FORM 10-K
PART NO.          ITEM NO.                                DESCRIPTION                                PAGE NO.
---------         ---------                               -----------                               ---------
I                      1       Business ........................................................        3
                                  The Company...................................................        3
                                       Overview.................................................        3
                                    Corporate and Capital Structure Changes.....................        3
                                    Continuing Operations.......................................       10
                                  Outpatient Services...........................................       10
                                     Industry Background........................................       10
                                     Strategy Statement ........................................       11
                                     Plan for Growth and Operations.............................       12
                                     Business Profile...........................................       13
                                     Competition................................................       14
                                     Reimbursement/Government Relations.........................       14
                                     Government Regulation .....................................       15
                                  Employee Services.............................................       15
                                     Industry Background .......................................       15
                                     Strategy Statement.........................................       16
                                     Plan for Growth and Operations ............................       16
                                     Business Profile...........................................       18
                                     Information Technology.....................................       20
                                     Competition................................................       20
                                     Government Regulation......................................       20
                                  Insurance.....................................................       22
                                  Employees.....................................................       22
                                  Executive Officers of the Registrant .........................       23
                       2       Properties.......................................................       23
                       3       Legal Proceedings................................................       23
                       4       Submission of Matters to a Vote of Security Holders..............       23
II                     5       Market for Registrant's Common Equity and Related Stockholder
                                  Matters.......................................................       24
                       6       Selected Financial Data..........................................       25
                       7       Management's Discussion and Analysis of Financial Condition
                                  and Results of Operations ....................................       26
                       7a      Quantitative and Qualitative Disclosures About Market Risk.......       36
                       8       Financial Statements and Supplementary Data......................       37
                       9       Changes in and Disagreements with Accountants on Accounting
                                  and Financial Disclosure .....................................       60
III                   10       Directors and Executive Officers of the Registrant ..............       61
                      11       Executive Compensation...........................................       63
                      12       Security Ownership of Certain Beneficial Owners and
                                  Management....................................................       67
                      13       Certain Relationships and Related Transactions...................       68
IV                    14       Exhibits, Financial Statement Schedules and Reports on Form 8-K..       69

Signatures......................................................................................       70

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    OVERVIEW

    NovaCare, Inc. ("NovaCare" or the "Company") was formed in 1985 and is a national leader in physical rehabilitation services and employee services.

    Physical rehabilitation services are the processes that restore individuals disabled by trauma, injury or disease to their optimal level of functionality and self-sufficiency. Across the health care spectrum, more than 80% of individuals receiving physical rehabilitation services return to the community in productive endeavors or to active retirement. Historically, NovaCare's physical rehabilitation services have been provided in two industry segments:
(i) outpatient services -- providing outpatient physical therapy and occupational health rehabilitation services ("PROH") and orthotic and prosthetic services ("O&P") through a national network of patient care centers, and (ii) long-term care services -- providing rehabilitation therapy and health care consulting services on a contract basis to health care institutions, primarily long-term care facilities. As described under "Corporate and Capital Structure Changes" below, the Company sold its long-term care services business on June 1, 1999 and its O&P business on July 1, 1999.

    The Company's employee services consist of comprehensive, fully integrated outsourcing solutions to human resource needs, including payroll management, workers' compensation risk management, benefits administration, unemployment management and human resource management and consulting services generally provided to small- and medium-sized businesses through its 67% owned subsidiary, NovaCare Employee Services, Inc. ("NCES"). The Company believes it offers better solutions at the best value by providing a convenient integrated complement of services. The Company creates relationships with both its clients and worksite employees by contractually assuming certain administrative, regulatory and financial employer responsibilities with respect to worksite employees in a "co-employment" relationship.

    CORPORATE AND CAPITAL STRUCTURE CHANGES

       Long-Term Care Services--Regulatory Changes

       Reimbursement for long-term care services provided by the Company was primarily through the Medicare program. Medicare is a federally funded health program that provides health insurance coverage for certain disabled persons and persons age 65 or older.

       Prior to April 10, 1998, Medicare reimbursed long-term care facilities, primarily skilled nursing facilities, for contract therapy services on a cost basis. The fee paid to contract therapy service providers, such as NovaCare, was a reimbursable cost for the long-term care facility. Reimbursement levels were determined based on a reasonable-cost standard. Contract occupational therapy and speech-language pathology services were evaluated based upon the reasonableness of costs incurred by the provider under a "prudent buyer" standard. Specific guidelines existed for evaluating the reasonable cost of physical therapy. The specific guideline system for physical therapy was called "salary equivalency," a method used to determine the prudent hourly cost for physical therapy services in long-term care facilities.

       Effective April 10, 1998, the Health Care Financing Administration ("HCFA"), the Federal agency responsible for the rules governing Medicare, implemented salary equivalency reimbursement guidelines for occupational therapy and speech-language pathology services and revised guidelines for physical therapy services. With its enactment in June 1997, the Balanced Budget Act of 1997 (the "BBA") revised the manner in which Medicare reimburses long-term care facilities by entirely eliminating cost-based reimbursement. Commencing on July 1, 1998, Medicare Part A services (in-patient services) became reimbursed under a prospective payment system ("PPS") which includes payment for therapy services in an all-inclusive per diem payment based on the acuity level of the patient's illness. Medicare Part B services (outpatient and all other services not covered by Part A) became covered by a fee schedule with total charges subject to an annual cap effective January 1, 1999.

       As a consequence of these regulatory changes, net revenues for the Company's long-term care services segment decreased from $176.3 million in the quarter ended March 31, 1998, the last quarter prior to the regulatory changes discussed above, to $68.6 million in the quarter ended March 31, 1999, a 61% decline. The decrease in net revenues was primarily due to the implementation of the BBA (i) directly through lower reimbursement rates, and (ii) indirectly due to decreased Medicare patient census in facilities served as a result of the uncertainty of long-term care facilities management with respect to the reimbursement economics of Medicare patients under the BBA. NovaCare's long-term care services segment incurred an EBITDA (earnings before interest, taxes, depreciation and amortization) loss (excluding provision for restructure) of $9.6 million for the quarter ended March 31, 1999, compared with positive EBITDA of $36.5 million for the same quarter of the prior year, a $46.1 million decrease (approximately $184 million annualized).

       In order to mitigate the effect of these trends in the long-term care services segment, effective March 30, 1999, the Company implemented a restructure plan involving a complete exit of selected markets with low customer and therapist concentration. These markets, generally in the western United States, were unprofitable (net revenues less cost of services, or gross profits, resulted in a loss of approximately $0.2 million in March 1999, or approximately $2 million annualized) and considered unlikely to return to a satisfactory level of profitability in the foreseeable future.

       In its remaining long-term care services markets, the Company continued to implement a revised operating model during the third quarter ended March 31, 1999 and into the fiscal 1999 fourth quarter, however, the EBITDA loss for the segment continued to be significant. Based on further analysis of the business segment's remaining operations, management determined that in order for the segment to become profitable by December 1999, the following business operating model and cost structure changes had to take place: (i) reduce selling, general and administrative expenses by approximately 50%, (ii) increase clinical productivity by approximately 20%, (iii) increase revenue per customer facility by approximately 15%, (iv) increase new contract sales levels, and (v) decrease customer contract cancellations. Such dramatic changes were necessary due to the size of the EBITDA loss ($7.5 million for the quarter ended March 31, 1999, or approximately $30 million annualized). In management's opinion, the operating model and cost structure changes that the Company would need to make to the business were so extensive, that the remaining long-term care services segment business would not likely be profitable in the foreseeable future. The Board of Directors and management considered the relative economics of the only viable alternatives available to the Company, selling or exiting the remaining long-term care services business, culminating with the Company's divestiture of its stock in its long-term care services subsidiary on June 1, 1999 for a nominal amount to Chance Murphy, Inc., a newly formed and independent company. Chance Murphy, Inc. has hired Integrated Health Services, Inc. to manage the business under a long-term management agreement. In making this determination, management estimated the net cash flows of selling or exiting the businesses. In essence, management's analysis indicated that the costs of terminating the Company's contractual obligations to long-term care services customers, employees and vendors, in the complete market exit, would cost the Company approximately $12 million more than the terms of the divestiture transaction.

       Pursuant to the divestiture, NovaCare has provided a working capital guarantee of $30 million and the purchaser has agreed to pay to NovaCare the amount, if any, of working capital as of June 1, 1999 in excess of $30 million or, as applicable, to transfer to the Company any remaining accounts receivable relating to periods prior to June 1, 1999 once the working capital guarantee has been satisfied. Under the terms of the transaction, the working capital guarantee is expected to be satisfied by no later than October 29, 1999. At June 30, 1999, $28.2 million of the working capital guarantee remained outstanding. As a result of the exit of selected markets and the divestiture, NovaCare's long-term care services segment recognized an after-tax loss of approximately $93.2 and $30.8 million in the third and fourth quarters of fiscal 1999, respectively.

       Capital Structure--Highly Leveraged Balance Sheet

       Due to the Company's lower EBITDA, caused by the impact of regulatory changes in the long-term care services segment, the Company's cash flow from operations was too low to satisfy its debt obligations. This situation characterizes a capital structure that is highly leveraged. NovaCare's total debt at March 31, 1999 was $596.0 million, of which $540.7 was due in less than one year. EBITDA (excluding provision for restructure) for the quarter ended March 31, 1999 was a loss of $2.3 million ($7.3 million positive EBITDA without the long-term care services segment). In comparison, (i) at June 30, 1998, prior to the phase-in of the BBA, the Company's total debt was $508.4 million ($32.1 million current portion) and EBITDA for the quarter ended June 30, 1998 was $46.2 million, (ii) at September 30, 1998, total debt was $576.8 million ($35.2 million current portion) and EBITDA for the quarter was $33.6 million, and (iii) at December 31, 1998, total debt was $581.4 million ($30.8 million current portion) and EBITDA for the quarter was $25.8 million, excluding a $17.8 million provision for restructure.

       This highly leveraged condition led the Board of Directors and management of the Company to undertake a strategic analysis of the Company's alternatives to satisfy the indebtedness. To assist the Board of Directors and management in assessing the Company's capital structure alternatives, the Company engaged Warburg Dillon Read LLC ("WDR") and Wasserstein Perella & Co., Inc. ("WP").

       Sale of Orthotics and Prosthetics Business

       To partially reduce the Company's debt leverage, on July 1, 1999, the Company sold its O&P business to Hanger Orthopedic Group, Inc. ("Hanger") for $445.0 million, including $407.7 million in cash and the assumption of seller notes of $37.3 million. Of the purchase price, $15.0 million has been placed in escrow in conjunction with a $94.0 million working capital guarantee to Hanger by the Company. The final working capital amount is expected to be settled no later than October 29, 1999. The proceeds from the transaction were used to satisfy the entire balance of the Company's revolving credit facility, with approximately $37 million remaining after transaction-related costs. These funds have been temporarily invested to satisfy working capital requirements and future maturities of other debt obligations.

       Capital Structure Alternatives

       Subsequent to the sale of the O&P business, NovaCare remained highly leveraged with indebtedness of approximately $221 million primarily consisting of (i) $175 million of convertible subordinated debentures (the "Debentures") maturing on January 15, 2000 and (ii) $42 million comprising principally subordinated seller notes (the "Seller Notes") related to PROH acquisitions and maturing at various dates through 2007.

       The only remaining asset of the Company which would provide sufficient funds to satisfy the Debentures is the PROH business. The capital structure alternatives considered by the Company were either obtaining medium-term (three- to five-year) financing secured by PROH assets, selling PROH, selling NovaCare or, in the event all else failed, filing for reorganization under the Bankruptcy Code. Obtaining secured financing was rejected, because even if adequate secured financing could be obtained, the Company would be too highly leveraged (debt would be approximately four times EBITDA) for it to realize sustainable business growth. For example, PROH EBITDA for the latest quarter ended June 30, 1999 annualized (multiplied by four) was $38.5 million. Interest costs would be $18.5 million per year at an assumed 12% annual rate (a typical high-yield interest rate for businesses with a risk profile similar to that of PROH) on average debt of $154 million (four times EBITDA). Assuming a 40% effective tax rate (the combined federal and state income tax rate which would be applicable for PROH on a stand-alone basis), income taxes would be $2.9 million. Further assuming that latest quarter annualized depreciation of $12.8 million is reinvested in capital expenditures to cover the normal replacement of property and equipment, only $4.3 million ($38.5 million EBITDA less $12.8 million capital expenditures, $18.5 million interest and $2.9 million income taxes) would be available to invest in the working capital and acquisitions to sustain business growth.

       Presuming that all other alternatives were exhausted and bankruptcy protection would be available, management believes that such an action would be so disruptive to customer and employee relations that realizable stockholder value would be substantially eroded.

       The Board of Directors and management believe that a sale of PROH (the "PROH Sale"), rather than a sale of NovaCare, will optimize the net proceeds to the Company because (i) the tax loss expected on the PROH Sale (approximately $282 million and $183 million at the low and high ends, respectively, of the range of estimated values of PROH set forth below under "Restructuring Proposal--Liquidation Analysis and Estimates") would fully offset the tax due on the gain from the O&P sale and the sale of NCES (the "NCES Sale" - see "Proposed NCES Sale"), a tax advantage not available to the Company if NovaCare is sold, and (ii) the NovaCare sales price would reflect a risk adjusted discount for the potential and perceived risks to buyers with respect to contingent liabilities associated with the Company's exit from a portion of the long-term care services business and the sales of the remaining long-term care services business and O&P, a risk not borne by a buyer who only buys the PROH business.

       Assuming the PROH Sale is approved by the stockholders in order to satisfy the Company's debt obligations, the only remaining operating business of the Company would be its 67% owned subsidiary, NCES. The Board of Directors and management of the Company determined that the Company should sell NCES because
(i) relatively favorable market conditions exist for the sale of professional employer organizations ("PEOs"), (ii) due to the sale of all the other operating businesses of the Company, NCES would be better served being strategically aligned with a business partner other than NovaCare, and (iii) at a 67% ownership level, the tax structure between the Company and NCES is inefficient, requiring the Company to attain 80% ownership or greater in NCES to avoid double taxation of NCES earnings. Although the double taxation issue has been relevant since NCES's initial public offering, prior to the sale of the other operating businesses of NovaCare, it had been outweighed by the benefits of the strategic alignment between NCES and the Company. With regard to strategic alignment, NovaCare founded NCES to leverage the Company's investments in human resource management, information systems, relationship selling, workers' compensation risk management, outsourcing, and management of a dispersed work force. Access to these capabilities in NovaCare's infrastructure on an incremental cost basis was a key premise behind NovaCare's founding of NCES. With the sale of the Company's other operating businesses and consequently the sale and dismantling of its infrastructure, NCES no longer benefits from its affiliation with the Company.

       Based on due consideration of these alternatives and to optimize stockholder value, the Board of Directors and management engaged WDR to approach a number of potential strategic and financial buyers for the Company's PROH business and WP to approach a number of potential strategic and financial buyers for the Company's 67% ownership interest in NCES.

       In a proxy statement mailed to stockholders on August 13, 1999 (the "Proxy Statement"), stockholders were notified of a special meeting of stockholders of NovaCare to be held on September 21, 1999 (the "Special Meeting") to consider and vote upon proposals to approve: (i) the PROH Sale,
(ii) the NCES sale and (iii) the adoption of the Plan of Restructuring of the Company (the "Restructuring Proposal"). These proposals, which are described below, were approved by the Board of Directors on August 5, 1999.

       Proposed PROH Sale

       The Company has engaged WDR to conduct a competitive bidding process among buyers of the stock of the Company's subsidiaries which comprise PROH. No affiliates of the Company or any officers or directors of the Company may participate in the bidding process. In July 1999, at the direction of the Company, WDR contacted 32 potential acquirers of PROH. Of the parties contacted, certain prospective buyers requested and received a confidential information memorandum. On July 30, 1999, letters were distributed to these potential buyers, and preliminary, non-binding indications of interest were submitted in early August 1999. The Company and WDR evaluated the indications of interest based on, among other factors, the price offered and the ability of potential buyers to consummate a transaction. Based on this evaluation, selected potential buyers are presently involved in performing their due diligence efforts with regard to the PROH business. Final non-binding indications of interest are expected to be submitted in late September. The Company and WDR intend to evaluate any final indications of interest based on, among other factors, the price offered, the ability of potential buyers to consummate a transaction and the material terms of acquisition agreements proposed by potential buyers.

       The Company currently anticipates that the minimum sale price for PROH will be $200 million, including approximately $43 million of debt assumed and the balance of the purchase price in cash. The proceeds of the sale and available cash will be utilized to satisfy the Company's remaining debt obligations and the costs of liquidating the Company and to pay stockholders as reflected in "Restructuring Proposal--Liquidation Analysis and Estimates" below.

       In determining the anticipated sale price range for the PROH business, the Board of Directors consulted with management of the Company. In making its determination, the Board of Directors reviewed and analyzed the historical financial results and future prospects of the PROH business, comparable valuations of businesses similar to those of PROH to the extent that comparable information was available from public and private transactions and other relevant and appropriate information. The Board of Directors and management determined that a transaction value (cash paid plus debt assumed) expressed as a multiple of the latest quarter annualized ("LQA") EBITDA results was, among other factors, an appropriate measure of comparability. The Board of Directors believed that LQA EBITDA was an appropriate measure of comparability for a transaction such as the PROH Sale, which involves a non-publicly traded subsidiary, since potential strategic and financial buyers traditionally use LQA EBITDA to determine the ability of an acquisition target to cover the capital costs associated with financing acquisitions. Of the eight publicly disclosed sales transactions involving comparable businesses sold since 1993 (the acquisitions by HealthSouth Corp. of Horizon/CMS Healthcare Corp., Professional Sports Care Management Inc., Advantage Health Corp., Caremark Orthopedic Services Inc., the NovaCare Rehabilitation Hospital Division, ReLife Inc. and the rehabilitation hospitals and outpatient centers of National Medical Enterprises Inc. and the acquisition by NovaCare of RehabClinics, Inc.), the lowest EBITDA multiple of LQA results was 6.3 times. The highest EBITDA multiple of LQA results was 11.7 times, with the average multiple being 9.8 times. At a minimum sales price of $200 million, the PROH transaction value would equate to an LQA EBITDA multiple of 5.2 times. Although this LQA EBITDA multiple is below the lowest LQA EBITDA multiple for the publicly disclosed comparable transactions, the Board of Directors believed it was appropriate to use this multiple as a minimum because the most recent publicly disclosed comparable transaction was approximately two and one-half years old and, given the Company's need to satisfy the Debentures by January 15, 2000, the Board of Directors considered it essential to give management the flexibility to consummate a sale of PROH in a timely manner. In connection with the execution of a definitive purchase agreement with a buyer of the PROH business, the Company will request an opinion from WDR as to the fairness, from a financial point of view, to the Company of the consideration to be received by the Company in the sale of the PROH business.

       If either the PROH Sale is not approved by the stockholders or the conditions to the PROH Sale are not met, the Board of Directors will explore the alternatives then available for the future of the Company. Such alternatives include (i) to refinance the convertible subordinated debentures through a combination of private equity and/or public or private debt, which management believes would demand a high interest rate due to the Company's highly leveraged position and, moreover, there is no assurance that such financing could be obtained, and (ii) in the event the $200 million sale price condition is not met, seeking to obtain stockholder approval of a sale at a lower price. See "Capital Structure Alternatives" for a discussion of the financing alternative.

       Proposed NCES Sale

       The Company engaged WP to conduct a competitive bidding process among potential buyers of the Company's stock interest in NCES. No affiliates of the Company or any officers or directors of the Company participated in the bidding process. WP received final proposals from these potential buyers and evaluated the offers received from potential buyers with respect to, among other factors, price per share offered for the common stock of NCES, the ability of potential buyers to consummate a transaction, and the material terms of acquisition agreements proposed by potential buyers. On September 8, 1999, the Company entered into a definitive agreement, subject to certain conditions, to tender its 64% ownership interest in the outstanding stock of NCES at the price of $2.50 per share, or an aggregate of $48.5 million (the "NCES Sale"). (As of August 20, 1999, the Company's 19,400,000 share ownership interest in NCES's common stock was reduced to 64% from 67% as a result of NCES's issuance of additional shares to third parties in accordance with certain contractual obligations). The agreement was reached in conjunction with a definitive agreement by NCES to sell NCES to an investment group comprising Patricof & Co. Ventures, Fidelity Ventures Limited and AFLAC Incorporated (the "Investors"). Under the terms of the agreement by NCES, a new private company, established by the Investors, will acquire all the stock of NCES at a price of $2.50 per share of common stock. The Investors intend to effect the purchase through a cash tender offer to NCES stockholders, which commenced on September 15, 1999, and a subsequent merger of NCES into a new private company managed by the Investors. The Company's tender offer of its ownership interest in NCES is subject to approval of the Company's stockholders at the Special Meeting and the satisfaction of customary closing conditions. The proceeds of the sale will be utilized to pay stockholders as reflected in "Restructuring Proposal --Liquidation Analysis and Estimates" below.

       The NCES tender offer is expected to close during October 1999. In the event that the stockholders of NovaCare vote in favor of the NCES Sale, NovaCare intends to vote all of its shares of NCES in favor of a sale of NCES. As the owner of 64% of the outstanding stock of NCES, NovaCare has the ability to approve such a sale under Delaware law.

       WP has delivered to the Board of Directors of the Company its written opinion (the "Fairness Opinion"), dated September 8, 1999, with respect to the fairness, from a financial point of view, to NovaCare of the consideration to be received by the Company pursuant to the terms of the definitive agreement for the NCES Sale. In connection with rendering their opinion, WP reviewed the definitive agreement for the NCES Sale, reviewed and analyzed certain publicly available business and financial information relating to NCES for recent years and interim period to date, as well as certain internal financial and operating information, including financial forecasts, analyses and projections prepared by or on behalf of NCES and provided to WP for purposes of their analysis, and met with management of NCES to review and discuss such information and, among other matters, NCES's business, operations, assets, financial condition, and future prospects. WP also reviewed and discussed with NovaCare management its views as to the short-term liquidity needs of and capital resources available to the Company.

       WP reviewed and considered certain financial and stock market data relating to NCES and compared that data with similar data for certain other companies, the securities of which are publicly traded, that WP believes may be relevant or comparable in certain respects to NCES or one or more of its businesses or assets, and reviewed and considered the financial terms of certain recent acquisitions and business combination transactions in the PEO industry specifically, and in other industries generally, that WP believes to be reasonably comparable to the NCES Sale or otherwise relevant to WP's inquiry. WP also performed such other financial studies, analyses, and investigations and reviewed such other information as considered appropriate for purposes of the Fairness Opinion.

       In WP's review and analysis and in formulating their Fairness Opinion, WP assumed and relied upon the accuracy and completeness of all of the financial and other information provided to or discussed with WP or publicly available, and WP has not assumed any responsibility for independent verification of any of such information. WP assumed and relied upon the reasonableness and accuracy of the financial projections, forecasts, and analyses provided to WP, and WP assumed that such projections, forecasts and analyses were reasonably prepared in good faith and on bases reflecting the best currently available judgments and estimates of NCES's management. WP also considered and took into account NovaCare management's views as to the short-term liquidity needs of and capital resources available to the Company. WP expressed no opinion with respect to such projections, forecasts, analyses and views or the assumptions upon which they were based. In addition, WP has not reviewed any of the books and records of NCES, or assumed any responsibility for conducting a physical inspection of the properties or facilities of NCES or for making or obtaining an independent valuation or appraisal of the assets or liabilities of NCES and no such independent valuation or appraisal was provided to WP. WP expressed no opinion as to the potential tax consequences of the NCES Sale to NovaCare. WP also has assumed that the transactions described in the definitive agreement will be consummated without waiver or modification of any of the material terms or conditions contained therein by any party thereto. WP's opinion was necessarily based on economic and market conditions and other circumstances as they existed and could be evaluated by WP as of the date of the Fairness Opinion.

       In the ordinary course of WP's business, they may actively trade the debt and equity securities of NovaCare and NCES for their own account and for the accounts of customers and, accordingly, may at any time hold a long or short position in such securities.

       WP acted as financial advisor to NovaCare in connection with the NCES Sale and will receive a fee for these services, which is contingent upon the consummation of the NCES Sale. In addition, WP has performed various investment banking services for NovaCare from time to time in the past and has received customary fees for rendering such services and WP expects to continue to provide additional financial advisory services to NovaCare for which WP will receive customary fees.

       The Fairness Opinion addresses only the fairness from a financial point of view to NovaCare of the consideration to be received by the Company pursuant to the NCES Sale and does not express any views on any other terms of the NCES Sale. Specifically, the Fairness Opinion does not address NCES's or NovaCare's respective underlying business decisions to effect the transactions contemplated by the definitive agreement for the NCES Sale.

       In the event that the NCES Sale is not approved by the stockholders or the closing conditions are not met, the Board of Directors will explore the alternatives then available to the Company. Such alternatives include (i) negotiate the NCES Sale with another buyer, (ii) distribute the Company's interest in NCES to NovaCare stockholders pro rata as a dividend, and (iii) pay existing indebtedness of the Company with shares of NCES stock (provided such stock is valued at not less than $2.50 per share).

       Restructuring Proposal

       The Board of Directors has adopted a Restructuring Proposal, which would include the sale and possible distribution of any remaining assets of the Company after consummation of the PROH Sale and the NCES Sale and adoption of a Plan of Restructuring of the Company (the "Plan"). The Company's interest in PROH and NCES represents substantially all of the assets (other than cash or cash equivalents) of the Company. After the sales of PROH and NCES, the Company will endeavor to sell or convert into cash any remaining assets of the Company.

       As described below, if the Restructuring Proposal is approved, the Company intends to seek to reinvest the net proceeds to the Company from the PROH Sale and the NCES Sale, after the payment of liabilities, in a new business or businesses. Approval of the Restructuring Proposal does not constitute approval of the reinvestment in any new business or businesses and such reinvestment would be subject to further vote and approval of the stockholders of the Company. If the Company is unable, or chooses not, to reinvest any proceeds in a new business or businesses, the Company will liquidate. Approval of the Restructuring Proposal constitutes approval of such liquidation.

       Under the terms of the Plan and pursuant to Delaware law, the Board of Directors may amend or abandon the Plan prior to the dissolution of the Company without stockholder approval. Furthermore, under the Plan, NovaCare will not liquidate prior to December 31, 2000 (the "Liquidation Date"), unless the Board of Directors determines to liquidate on an earlier date. The Board of Directors does not currently intend to distribute the proceeds of the sales of PROH and NCES to the Company's stockholders, if at all, until after the Liquidation Date. The uses of the proceeds from the sales of PROH and NCES, if consummated, that may be considered by the Board include the development, acquisition and/or investment in or merger with new or existing businesses, distributions to the Company's stockholders, repurchases of the Company's securities and general business purposes. Such activities could include the acquisition of an entire company or companies, or divisions thereof, either through a merger or a purchase of assets, as well as an investment in the securities of a company or companies or, alternatively, a combination with another business in which the Company would not be the surviving corporation. The Company has not entered into any substantive negotiations concerning such acquisitions or investments. Consummation of any investments or business combinations will be subject to vote and approval by the stockholders. If any investments or business combinations are approved by the stockholders of the Company, the Plan will be terminated.

       The Restructuring Proposal may eventually result in the complete liquidation of all of the Company's assets. If the Restructuring Proposal is approved, and if, prior to the Liquidation Date, no suitable investment or business combination is identified, the Board of Directors will cause the Company to file a certificate of dissolution with the Secretary of State of the State of Delaware, wind up the Company's affairs, attempt to convert all Company assets into cash or cash equivalents, pay or attempt to adequately provide for the payment of all of the Company's known obligations and liabilities and distribute pro rata in one or more liquidating distributions to or for the benefit of the Company's stockholders, as of the applicable record date(s), all of the Company's assets. If the Company is dissolved, pursuant to Delaware law, the Company will continue to exist for three years (or such longer period of time as the Court of Chancery of the State of Delaware shall direct) for the purpose of prosecuting and defending suits against it or enabling the Company gradually to close its business, to dispose of property, to discharge its liabilities and to distribute the remaining assets to the stockholders of the Company.

       If assets of the Company remain undistributed to its stockholders by December 31, 2001 (the "Final Distribution Date"), those assets would be transferred to a liquidating trust (the "Liquidating Trust") for the pro rata benefit of the stockholders of the Company of record on the Final Distribution Date. Approval of the Restructuring Proposal will constitute stockholder approval of the Plan and of the possible appointment by the Board of Directors of one or more trustees of the Liquidating Trust (the "Liquidating Trustees") and the execution of a liquidating trust agreement with the Liquidating Trustees on such terms and conditions as the Board of Directors shall determine in its absolute discretion. In addition, approval of the Restructuring Proposal will constitute stockholder approval of any and all sales of assets of the Company approved by the Board of Directors or, if applicable, the Liquidating Trustees.

       The Restructuring Proposal, including the Plan, was approved by the Board of Directors, subject to stockholder approval, on August 5, 1999.

       If the stockholders do not approve the Restructuring Proposal, the Company's Board of Directors will explore the alternatives then available for the future of the Company, including (i) presenting a new investment opportunity to stockholders or (ii) liquidating the Company.

       Liquidation Analysis and Estimates

       Management has estimated the potential realizable values or range of values for its assets, estimated liabilities, the estimated operating losses prior to the sales of PROH and NCES and the cost of liquidation after the Company sells PROH and NCES, assuming those businesses are sold by September 30, 1999. Based on these estimates, which are detailed in the Proxy Statement, as amended through September 10, 1999, the estimated net proceeds available for distribution per outstanding common share upon liquidation of the Company is between $1.76 and $3.51. In determining the range of estimates, the net proceeds from the sales of businesses were estimated based on completed transactions with regard to long-term care services and O&P and proposed transactions for PROH and NCES as described in"Proposed PROH Sale" and "Proposed NCES Sale", respectively, above. The basis for the minimum or low end of the estimated realizable values from the sale of PROH is discussed in "Proposed PROH Sale". The maximum or high end of the range of realizable values for the sale of PROH was determined on the same basis, but utilizing the higher end of the range of comparable factors (LQA EBITDA). All business dispositions were assumed to be divestitures of the Company's ownership in the stock of those businesses. Therefore, all assets and liabilities of those subsidiaries are realized through the net proceeds from these sales, except for the long-term care services sale, pursuant to which, upon satisfying a $30 million working capital guarantee, any accounts receivable of the subsidiary sold which relate to periods prior to the date of the sale (June 1, 1999) are transferred back to NovaCare. The remaining assets and liabilities reflected in the estimates were those assets and liabilities of NovaCare, the parent company, and were estimated to be fully realizable, net of valuation allowances, as reflected in the Company's balance sheet as of March 31, 1999. The Company's results of operations and cash flows for the quarter ended June 30, 1999 were consistent with the estimates contained in the liquidation analysis and estimates in the Proxy Statement.

         IN DETERMINING THE ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION PER OUTSTANDING COMMON SHARE UPON THE LIQUIDATION OF THE COMPANY OF $1.76 TO $3.51, THE METHODS USED BY THE BOARD OF DIRECTORS AND MANAGEMENT IN ESTIMATING THE VALUES AND VALUE RANGES OF THE COMPANY'S ASSETS WERE INEXACT AND MAY NOT APPROXIMATE VALUES ACTUALLY REALIZED. THE BOARD OF DIRECTORS' ASSESSMENT ASSUMES THAT THE ESTIMATES OF THE COMPANY'S LIABILITIES AND OPERATING COSTS ARE ACCURATE, BUT THOSE ESTIMATES ARE SUBJECT TO NUMEROUS UNCERTAINTIES BEYOND THE COMPANY'S CONTROL AND ALSO DO NOT REFLECT ANY CONTINGENT LIABILITIES THAT MAY MATERIALIZE. FOR ALL THESE REASONS, THERE CAN BE NO ASSURANCE THAT THE ACTUAL NET PROCEEDS DISTRIBUTED TO STOCKHOLDERS IN LIQUIDATION WILL NOT BE SIGNIFICANTLY LESS THAN THE AMOUNT ESTIMATED. MOREOVER, NO ASSURANCE CAN BE GIVEN THAT ANY AMOUNTS TO BE RECEIVED BY

THE COMPANY'S STOCKHOLDERS IN LIQUIDATION WILL EQUAL OR EXCEED THE PRICE OR PRICES AT WHICH THE COMMON STOCK HAS RECENTLY TRADED OR MAY TRADE IN THE FUTURE.

CONTINUING OPERATIONS

    As discussed above under "The Company - Corporate and Capital Structure Changes -- Long-Term Care Services Regulatory Changes" and "The Company - Corporate and Capital Structure Changes -- Sale of Orthotics and Prosthetics Business", NovaCare had exited or sold substantially all of its businesses previously included in the long-term care services segment as of June 1, 1999 and on July 1, 1999 sold its O&P business previously included in the outpatient services segment. Therefore, the remainder of "Item 1. Business" describes the Company's PROH business in the outpatient services segment and NCES in the employee services segment.

OUTPATIENT SERVICES

    INDUSTRY BACKGROUND

       Outpatient Physical Therapy and Rehabilitation Services

       The outpatient physical rehabilitation industry provides skilled services to individuals to minimize physical and cognitive impairments, maximize functional ability and restore lost functional capacity. Outpatient physical rehabilitation services are rendered primarily in outpatient physical rehabilitation facilities, physical rehabilitation hospitals, acute care hospitals, physician offices, industrial settings, schools and patients' homes. The professionals providing these services include physical and occupational therapists, physiatrists and other qualified physical rehabilitation physicians and nurses, speech-language pathologists, respiratory therapists, athletic trainers, recreational therapists, physical rehabilitation counselors and others.

       According to industry sources, the outpatient physical rehabilitation services industry is a $10 billion industry with 55% of the services provided through approximately 9,200 free standing clinics. The two largest providers, NovaCare and HealthSouth Corp., have a combined market share of 19.8% based on facilities (6.4% and 13.4%, respectively), and 11.5% based on fiscal 1999 revenues (3.0% and 8.5%, respectively). Other significant competitors consist of hospitals and nursing homes offering physical rehabilitation services and private independent operators (physician and therapist entrepreneurs).

       Industry experts assert that the outpatient physical rehabilitation industry has been growing at a compound annual growth rate of approximately 5% per year since 1992. This trend is expected to continue for several fundamental reasons:

       Cost Containment Opportunities. Outpatient physical rehabilitation is recognized to be a cost-effective and high-quality substitute for more expensive settings and has been winning market share from acute care and rehabilitation hospitals. According to a 1995 Health Insurance Corporation of America study, for every $1 spent on physical rehabilitation, approximately $30 in future health care, lost productivity and other costs are saved. Outpatient clinics are able to provide their services at lower costs than hospitals because of their lower overhead. In addition, reimbursement changes have encouraged the rapid discharge of patients from acute care hospitals even though they are in serious need of physical rehabilitation services. In addition, growth of the outpatient sector is expected to benefit from changes to the PPS for rehabilitation hospitals, scheduled for October 2000.

       Outpatient Medical and Technological Innovation. Each year more than three million people regain all, or substantially all, of their musculoskeletal functionality following near-fatal auto accidents, sports injuries, strokes, heart attacks and other medical occurrences, reflecting advances in medical technology and treatment, including more intensive use of physical rehabilitation. In addition, improving technologies and techniques allow for an increasing number of surgical procedures to be performed outside of hospitals. These patients rely heavily on outpatient physical rehabilitation services for restoring functionality.

       Graying of America: Aging Population Requiring More Rehabilitation Services. The U.S. Bureau of Census estimates that the fastest growing segment of the nation's population is the 65-and-over group. This age group is expected to grow 18% between 1996 and 2010, and 75% from 2010 to 2030. This group requires more physical rehabilitation services than any other age-group, because the incidence of ailments such as hip fractures, strokes and other musculoskeletal conditions is the greatest within this age-group. Combined with the increasing physical activity and the high quality of life expectations of the elderly and the disabled, the growth in this segment of the population promotes increasing utilization of outpatient physical rehabilitation services.

       Occupational Health Services

       The occupational health services industry is estimated to be a $26 billion industry. It comprises $4 billion of primary clinical care services, $4 billion of non-injury services and $18 billion of specialty and hospital care services. Analysts estimate that there are more than 2,000 specialized occupational health centers in the United States with 80.2% privately held, single-center businesses. Approximately 40% of work-related injuries require physical rehabilitation. The medical segment of the industry is growing at approximately 9%. Currently, NovaCare competes in the primary care market and in the approximately $1 billion prevention segment of the non-injury services market. The injury segment includes treatment for work-related injuries, physical and occupational rehabilitation therapy, pre-placement physical examinations and evaluations, diagnostic testing and other employer-requested or government-mandated work-related health care services. Non-injury services include case management, utilization management, bill review and processing, on-site safety training and evaluation and vaccination programs.

       This industry is highly fragmented. The four largest competitors, including the Company, comprise 19.8% of the industry based on number of facilities. Based on 1999 revenues, they have a combined market share of 12.2% of the $5 billion primary care services and prevention services segment of non-injury services.

       As a result of ballooning expenditures, controlling workers' compensation costs is a high growth, high profile business. Expenditures under the workers' compensation program in the United States grew from $67 billion in 1991 to $93 billion in 1996, a compound annual growth rate of 7%. By 2000, workers' compensation costs are expected to rise to approximately $120 billion. In recent years, medical costs associated with workers' compensation claims have grown faster than those of general healthcare costs, and the medical expenditures portion as a share of workers' compensation expenditures has increased as well.

       Occupational health companies that are able to leverage utilization management, case management and cost-effective provider networks to return the injured employee to work quickly and reduce the total cost of return-to-work, including both indemnity and medical costs, are positioned to benefit significantly by substantially reducing the costs to employers of work-related illnesses and injuries.

       Broader definitions of work-related injuries and illnesses covered by workers' compensation laws, regulatory requirements calling for increased health testing (i.e. substance abuse), the shifting of medical costs from group plans to the workers' compensation system, an aging work force, the merging of traditional workers' compensation insurance with disability insurance and, most importantly, the absence of comprehensive cost containment programs will continue to increase the demand for occupational health services.

       Demographics and advanced technology also will contribute significantly to the growth of this fragmented and localized industry. Increasingly, as both volume of workers' compensation injuries and the cost per injury increase, the industry will continue to consolidate to accommodate employers' needs to coordinate and lower work-related injury costs.

       The outpatient physical rehabilitation and occupational health industries have been undergoing a trend of consolidation in recent years. Larger successful companies with access to capital and resources have been driving the consolidation as payers in both industries have demonstrated their desire to work with fewer providers to reduce expenses and control utilization, and care providers have needed to focus on economies of scale to minimize variable costs and spread overhead for increasingly complex and sophisticated information systems in a cost sensitive managed care world.

    STRATEGY STATEMENT

    NovaCare's outpatient services strategy is to expand its local market presence and enhance relationships with providers, payers and employers to achieve local market leadership. The strategy is based on management's belief that:

    - Health care is a local business. Local market growth is dependent upon relationships with physicians, hospitals, post-acute care and managed care delivery systems, employers and payers.

    - The highest margins in a market generally accrue to the provider with the greatest regional market share and scale.

    - Outpatient physical therapy and occupational health rehabilitation services will continue to experience steady or growing demand because health care payer cost-containment efforts will continue to drive patients toward the most cost-effective, outcome-oriented health care solution to satisfy patients' needs and customers' requirements.

    - Purchasers of outpatient physical therapy and occupational health rehabilitation services will continue to emphasize cost-effective, clinically proven outcomes in the selection of rehabilitation providers.

    - Clinical superiority through technological leadership and demonstrated, measurable outcomes should produce a clear competitive advantage.

    PLAN FOR GROWTH AND OPERATIONS

       The Company's outpatient services growth and margin improvement plan has four principal components: (i) achieve the leading position in target markets,
(ii) enhance the effectiveness of contract pricing, utilization and payer mix disciplines, (iii) implement proprietary information systems, and (iv) reduce labor costs.

       Achieve the Leading Position in Target Markets. NovaCare has expanded its extensive network of outpatient services sites in target geographic markets through acquisitions, start-up centers and the development of rehabilitation provider networks. Management believes that the size and density of NovaCare's outpatient services network in many markets positions the Company favorably to affiliate with health care delivery systems and to compete for referrals from managed care organizations, physician groups, hospitals and commercial customers. As a result of the Company's forward target market strategy, NovaCare commands the number one or two market position, based on revenues, in 18 of its 31 target markets, and is one of the top three providers in 24 of these markets.

       NovaCare intends to build and maintain leading market positions in its 31 target geographic markets by leveraging relationships with leading health care providers and brand recognition in these target markets. The Company's goal is to enhance referral and health care system relationships, increase brand awareness and leverage its clinical resources and infrastructure investments in target markets. Management believes that with its outpatient services network, NovaCare is in a strong position to meet the needs of health care systems in a local or regional market. NovaCare offers the attributes that health care systems partners find attractive: (i) dispersed outpatient services capabilities, and (ii) cost-effective, clinically proven outcomes.

       NovaCare has built a well-recognized brand which is strongly identified with customer needs. The Company's high quality and cost-effective clinical programs with proven treatment results, easily accessible network of clinics providing timely and attentive care and innovative customer service initiatives cause NovaCare to be recognized in its markets as the leading service provider to physicians, payers, employers and patients alike. Closely measured marketing and service initiatives have solidified NovaCare's market share and brand identity in local markets. NovaCare also enhances its brand and clinical reputation by leveraging relationships with 66 national, professional and collegiate sports teams and athletes.

       Enhance the Effectiveness of Contract Pricing, Utilization and Payer Mix Disciplines. During the period from fiscal 1997 to 1999, increases in patient visits have more than offset declines in average price per visit. The declines resulted from inadequately controlled fee-for-service and capitated pricing awarded to managed care organizations, insufficient control of service utilization by capitated patients, a reduction in Medicare rates and a reduced concentration of higher-priced workers' compensation business. Management expects to reverse this trend by (i) establishing a highly disciplined, centrally controlled pricing and contract management function; (ii) installing the PRONET system (discussed under "Implement Proprietary Systems" below) to better identify and manage emerging pricing and utilization issues; and (iii) marketing to increase the concentration of relatively more attractive payers, especially workers' compensation and commercial insurance.

       Implement Proprietary Information Systems. NovaCare's growth is supported by a leading-edge proprietary billing, collections and management reporting system, PRONET, which simplifies, standardizes and tightly controls the billing process from patient registration through collections. Major functions, including contract management, patient registration, scheduling, insurance verification, charge entry, bill production, cash application and collections, are all provided in one integrated system. The unique system provides a substantial foundation for operating efficiency and service differentiation. In addition, NovaCare can offer payers the accuracy and timeliness of electronic data interfaces for billing and documentation. The PRONET system has been implemented in over 40% of the Company's outpatient physical rehabilitation business with full implementation planned to be completed by June 30, 2000.

    The flexibility of PRONET allows for the integration of additional components necessary for complete automation of the outpatient business process, including clinician credentialing, clinical automation, enterprise scheduling and outcomes reporting. The system is built with scaleable technology to allow for volume growth and currently supports 12,000 payer plans. PRONET is also a critical management tool, providing daily clinic-by-clinic data on key operating variables. A state-of-the-art system, STIX, with similar business functionality as PRONET, supports the occupational health business. It enhances NovaCare's relationship with employers and manages the injury care and return-to-work process, as well as reimbursement for injury and non-injury services.

    Reduce Labor Costs. Clinical and technological improvements and innovation, an improved operating and staffing model and deflation in clinical compensation due to an over supply of clinical staff as a result of the Medicare changes for rehabilitation reimbursement in long-term care facilities and hospitals, are expected to lower the cost of service delivery.

    BUSINESS PROFILE

    For the fiscal years ended June 30, 1999 and 1998, outpatient service represented 42% and 52%, respectively, of the Company's net revenues. On July 1, 1999, the Company sold its O&P business as discussed under "The Company - Corporate and Capital Structure Changes."

    Management believes that NovaCare is the second largest provider of freestanding outpatient physical therapy and rehabilitation services and the fourth largest provider of occupational health services in the United States based on revenues. The Company's national network of 623 clinics comprises stand-alone clinics, hospital-based clinics and employer on-site clinics in 33 states. NovaCare augments its "owned" clinic network with a physical rehabilitation provider network of 755 affiliated clinics in 15 states. Through its owned settings, approximately 2,600 physical and occupational clinical staff develop and deliver individual treatment plans and utilize a sports medicine approach to rehabilitate patients and manage recovery from orthopedic surgery, injuries and disease-related conditions.

    Outpatient physical therapy and rehabilitation services include: (i) general physical rehabilitation, which is designed to return injured and post-operative patients to their optimal functional capacity, (ii) sports medicine, which is designed to minimize the "downtime" of injured sports participants and safely return them to sports activities, (iii) enhanced performance training, which is designed to improve the muscular and cardiovascular performance of both professional caliber athletes and "weekend warriors", as well as the "senior citizen" population, (iv) industrial rehabilitation, which is designed to reduce work-related injuries and rehabilitate and strengthen injured patients to allow a rapid, safe and productive return to normal job activities, and (v) hospital-based services, which involve providing inpatient and outpatient rehabilitation services on a contract basis to acute care hospitals.

    Patients are generally referred by physicians (most commonly orthopedists, physiatrists, primary care physicians, internists and neurologists), managed care insurers, workers' compensation insurers, case managers and risk managers of industrial companies. Patients generally receive referrals or prescriptions to receive either a set regimen of treatment or a specific number of therapy sessions lasting various time periods. In a number of states, patients can obtain outpatient therapy services by "direct access," without a physician's referral.

    The occupational health services business provides medical treatment for work-related injuries and illnesses and a range of health related non-injury services to employers. Practitioners of medical care consist of specialized occupational health physicians, physical therapists, physiatrists and other health care professionals. Medical care for work-related injuries is provided in specialized occupational health clinics. The non-injury services sector includes employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs designed to meet specific employer needs. Non-injury health care services also consist of case and utilization management, and prevention programs related to managing an employer's workers' compensation program.

    The most common work-related injuries are soft tissue injuries, lacerations, moderate trauma injuries to the spine or extremities and exposure to hazardous materials. Work-related injuries are costly to treat and require attention by providers and case managers that have expertise in the field. Work-related injuries cost 1.7 times more to treat than comparable non-work injuries. As a result of higher medical costs, related indemnity benefits and legal and administrative expenses, the cost of on-the-job injuries is extremely high.

    Customers for occupational health services include workers' compensation insurance companies, commercial and government self-insured employers that operate through third-party administrators and employees covered by various insurance programs.

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

    NovaCare is one of the four largest occupational health services providers managing work injury rehabilitation and prevention programs for employers through on-site programs and outpatient care through the Company's 35 freestanding occupational health centers and its 588 outpatient rehabilitation clinics. NovaCare performs work-site analyses to assess workplace risk, provides work-site safety programs and helps employers comply with work-related state and federal requirements.

  COMPETITION

    The health care industry in general, and rehabilitation in particular, is highly competitive and subject to continual changes in methods of service delivery and provider selection. Rehabilitation is largely a local market business and competition varies considerably among markets. NovaCare competes primarily in the 31 target geographic markets where its outpatient services patient care centers are located. The primary competitive factors in such local markets are: (i) breadth of the providers' patient referral network, (ii) inclusion in payer provider panels, (iii) skilled clinical personnel, and (iv) information systems which can track contracts and patient services to ensure maximum reimbursement.

    The Company believes that its national and local sponsorship and support of organizations for injured and disabled individuals and affiliations with professional sports teams enhance NovaCare's visibility, brand recognition and competitive position. NovaCare has relationships with 66 national, professional and collegiate sports teams and athletes.

    The Company competes in local markets with other national, regional and local outpatient rehabilitation service providers, as well as hospital-based outpatient clinics and physician-directed therapy practices. Some of these competitors may have greater patient referral, personnel and geographic resources in certain local markets.

    In the occupational health services industry, the market is highly fragmented and competitive. The largest competitor in the industry has less than 8% market share. Competitors include other occupational health services companies, independent physicians, hospitals, insurance companies, HMO's, managed care providers and networks of primary care physician specialists. The ability to compete successfully is dependent upon: (i) returning employees to work quickly at the highest rate of functionality and the lowest cost for the care provided, (ii) expertise in treating work-related injuries, (iii) relationships with employers, employees and workers' compensation payer sources, and (iv) information systems to case manage each worker back to their job most appropriately.

  REIMBURSEMENT/GOVERNMENT RELATIONS

    The principal sources of reimbursement for outpatient services are workers' compensation insurance, managed care plans, commercial insurance, self-insured employers, Medicare and individual patients on a self-pay basis.

    Workers' Compensation. Workers' compensation is a state mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. (See "Government Regulation" in the "Employee Services" section below.) Workers' compensation represented approximately 31% of fiscal 1999 PROH net revenues.

    Managed Care. NovaCare receives revenues under managed care plans either on a discounted fee-for-service basis or, in a growing number of cases, on the basis of capitated fees per covered member per month. Managed care plans represented approximately 25% of fiscal 1999 PROH net revenues.

    Commercial Insurance. Traditional indemnity insurance plans constituted 17% of fiscal 1999 PROH net revenues.

    Medicare. NovaCare receives reimbursement by Medicare for outpatient and occupational health care services primarily through NovaCare's certified rehabilitation agencies. See "Government Regulation," discussed later. Medicare insurance programs represented approximately 7% of net revenues for PROH in fiscal 1999.

    Other. Self-insured employers, individual patients on a self-pay basis and other payer sources represented approximately 20% of fiscal 1999 PROH net revenues.

  GOVERNMENT REGULATION

    The health care industry, including outpatient services, is subject to extensive Federal, state and local regulation. Various layers of regulation affect NovaCare's business by requiring licensure or certification of its employees and facilities and controlling reimbursement for services provided. Government and other third-party payers' health care policies and programs have been subject to changes in payment amounts and methodologies for a number of years.

    NovaCare operates certified rehabilitation agencies to facilitate billing for a portion of its outpatient services. In order to receive Medicare reimbursement directly, outpatient centers must be certified by Medicare as rehabilitation agencies or comprehensive outpatient rehabilitation facilities. The certification criteria relate to the type of facility and its equipment, record keeping, staffing, and service, as well as compliance with all state and local laws. In addition, certain states require facilities to obtain state licensure as a health facility as a requirement for reimbursement. As of June 30, 1999, NovaCare operated 117 certified rehabilitation agencies for outpatient services. Management believes its operations are structured to comply with all applicable rules and regulations.

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

EMPLOYEE SERVICES

    INDUSTRY BACKGROUND

    According to industry analysts, the PEO industry had approximately $22 billion in annual revenues during 1997 with a historical growth rate over the last five years of approximately 28% per year. According to the U.S. Small Business Administration, there are nearly six million businesses in the United States with fewer than 500 employees, employing more than 52 million persons and with $1.2 trillion in aggregate annual payroll. The National Association of Professional Employer Organizations ("NAPEO") estimates that the PEO industry employs fewer than three million worksite employees. The Company believes, therefore, that approximately 49 million of these employees are currently unserved by the PEO industry.

    The PEO industry is highly fragmented. NAPEO data suggest that there are approximately 2,000 PEOs currently in operation. According to industry analysts, the ten largest PEOs account for approximately 39% of existing revenues in the industry. The Company believes that significant consolidation opportunities exist within the PEO industry due to increasing industry regulatory complexity and capital requirements associated with developing larger service delivery infrastructures, more diversified services and more sophisticated management information systems.

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

    Effectiveness of Services. According to estimates by the U.S. Small Business Administration, the management of a typical small- to medium-sized business devotes from 7% to 25% of its time to employee-related matters, leaving management with less time to focus on core competencies. Work-related injuries cost employers over $53 billion in medical expenses and lost employee productivity each year, according to industry estimates. Employees are typically attracted to small and medium-sized businesses that provide them with an array of human resources benefits and services typically characteristic of large employers. An industry analyst's study indicated that 40% of the companies that outsourced services to a PEO upgraded their employee benefits offerings and one-fourth of those clients offered health care and other benefits for the first time.

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

    - The market for PEO services, based on analyst reports, is more than 95% unserved and is expected to grow at the rate of 28% per year for the next five years.

    - The PEO industry is highly fragmented with significant consolidation opportunities for companies with access to capital, larger service delivery infrastructures, and well developed and sophisticated management information systems.

    - PEOs typically take a transaction processing approach to their services and do not emphasize the improved workforce performance characteristic of satisfied employees.

    - In selecting PEO providers, small- to medium-sized businesses will increase their emphasis on cost-effectiveness, service excellence and the breadth of services provided.

    - Employees are attracted to small- and medium-sized businesses that provide employees with human resource services characteristic of large employers.

    - Strategic alliances will enable PEOs to enhance endorsement opportunities, widen the network distribution channel and broaden the service/product offering.

  PLAN FOR GROWTH AND OPERATIONS

    NovaCare's subsidiary, NCES, is one of the largest (measured by number of worksite employees) PEOs in the United States. NCES commenced operations in October 1996, concurrent with the acquisition of one PEO business. In February 1997, NCES acquired three additional PEOs. NCES completed its initial public offering in November 1997 with an offering of 5,750,000 shares of common stock. In fiscal 1998, NCES acquired PEOs in Arizona and Maryland and in fiscal 1999 acquired PEOs in Utah and New Mexico. As of June 30, 1999, NCES served approximately 4,100 client organizations with approximately 54,300 employees at more than 5,000 worksites primarily in ten industries and 46 states, including approximately 8,700 employees employed by the Company, principally in its outpatient services business.

    NCES intends to grow through: (i) increasing investment in marketing and sales, (ii) focusing on geographic expansion, (iii) targeting high potential industries and services, (iv) acquiring PEOs and other employee service providers, and (v) entering into strategic alliances.

    Increasing Investment in Marketing and Sales. The Company's management is experienced in building businesses utilizing focused marketing strategies and professional sales forces. A significant part of NCES's marketing strategy is the continued development of its brand identity. A recognized brand name is a valuable marketing tool. NCES believes that its marketing efforts will benefit from its brand strategy. NCES's brand promise is to provide better human resources solutions at the best value. NCES seeks to create a more satisfying and more productive relationship between its worksite employees and clients by "caring for and about people." By effectively and consistently delivering against this service commitment, NCES believes it will attain a brand name reputation for operational excellence among existing and potential clients.

    Focusing on Geographic Expansion. NCES has identified key attractive geographic target markets and has established a plan for entering those markets in a disciplined manner. NCES believes that its market development model will enable it to penetrate new markets quickly. This market development model consists of a highly structured sales management control system and efficient selling process. The model includes market research to identify potential client businesses and a direct mail and telemarketing campaign to reach those businesses. In certain cases, NCES may rely on platform acquisitions to achieve scale in a market.

    Entry priority for specific markets is determined by the number and growth of small- to medium-sized businesses, the state regulatory environment and access to infrastructure to support operations. Once a market is selected, NCES executes an entry plan which includes defining benefit plans and service offerings, recruiting a management sales team, site selection, training and orientation, and launching a specific marketing plan to begin the selling process.

    Targeting High Potential Industries and Services. Targeted industries will vary from market to market depending on economic characteristics and business demographics of each geographic location. NCES intends to focus on industries with high gross profit per worksite employee and significant workers' compensation profit opportunities. High potential industries are those, such as health care and construction, that NCES believes could benefit most from its risk management expertise (e.g., traditional high workers' compensation classifications) and its offering of an extensive benefits package (e.g., industries facing a shortage of workers). Other high potential industries would include those characterized by rapid growth or change. The sales force is expected to utilize the key industry strategy and become expert in one or more select industries in the markets in which they operate. NCES plans to target larger accounts where it can leverage its unique capabilities and expertise gained from servicing the Company.

    Acquiring PEOs and Other Employee Service Providers. The Company believes that the opportunities for PEO consolidation are substantial with approximately 2,000 PEOs (according to an estimate by NAPEO) operating in a highly fragmented industry. The Company believes that industry consolidation will be driven by increasing industry and regulatory complexity, increasing capital requirements and the significant economies of scale available to PEOs with a concentration of clients and employees in target markets. NCES intends to make opportunistic acquisitions where appropriate to achieve greater density in targeted geographic markets or expand its service offering.

    Entering into Strategic Alliances. NCES is creating strategic alliances with service providers to small- and medium-sized businesses. For example, in March 1999, NCES entered into a strategic alliance with AFLAC, Incorporated, the nation's largest provider of supplemental insurance products with approximately 130,000 clients, whereby products and services are cross-sold among each firm's existing and targeted client base. The Florida Home Builders Association, an organization that has approximately 17,000 members with 450,000 worksite employees, has endorsed the Company as the PEO of choice for its members. In addition, the Greater Philadelphia Chamber of Commerce has endorsed NCES as the exclusive PEO of choice for its approximately 6,000 small business client members, under a three-year arrangement.

    With the trend toward outsourcing non-core competencies, small- and medium-sized businesses typically have service relationships with accountants, attorneys, banks, trade associations and other business advisors. Alliances with these service providers offer a cross-selling opportunity for NCES's services. Other potential alliances being pursued include additional product or service offerings, as well as creating additional sales distribution channels. NCES intends to develop such alliance opportunities as an extension of its marketing and sales capability.

  BUSINESS PROFILE

    For the fiscal years ended June 30, 1999 and 1998, employee services represented 58% and 48%, respectively, of the Company's net revenues.

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

    NCES believes its services enable small- and medium-sized businesses to cost-effectively manage and enhance the employment relationship by: (i) controlling the risks and costs associated with workers' compensation, workplace safety and employee-related litigation, (ii) providing employees with high quality health care coverage and related benefits, (iii) managing the increasingly complex legal and regulatory environment affecting employment, (iv) providing payroll and human resource administrative services that are reliable, accurate and delivered in a friendly and caring way, and (v) achieving scale advantages typically available to larger organizations.

    NCES contractually assumes certain administrative, regulatory and financial employer responsibilities with respect to worksite employees in a "co-employment" relationship. NCES believes its clients benefit from its services by: (i) improving profitability through lowering or controlling costs associated with workers' compensation, health insurance, other benefit coverage and regulatory compliance, (ii) improving productivity through reducing the time and effort expended by business owners and executives to deal with the complexities of employment management, enabling them to focus on their business core competencies and growth, and (iii) improving employee satisfaction and performance. NCES helps its worksite employers improve job satisfaction and performance of the worksite employees by providing improved health care and related benefits, delivering training programs, and delivering dependable payroll and benefits administration.

    In order to implement its strategy to provide better solutions at the best value, NCES provides six primary categories of employee services: (i) workers' compensation and safety management, (ii) unemployment insurance management,
(iii) employee benefits procurement and administration, (iv) human resources and compliance management, (v) payroll management, and (vi) other value-added services. By engaging NCES to provide these services, clients can focus on their core competencies.

    These services are provided under NCES's PEO client service agreement, which typically has an initial one-year term; thereafter, the agreement is renewed periodically. The agreement is subject to termination by NCES or the client upon 30 days prior written notice. Service revenues, billed to clients along with each periodic payroll, are based on a pricing model that takes into account the gross pay of each employee and a mark-up that includes the estimated costs of employment-related taxes, providing insurance coverage and benefit plans, performing human resource administration, payroll, benefits and compliance management and other services and an administration fee. The specific mark-up varies by client based principally on the workers' compensation classification of the worksite employees, their human resource needs and the size of the client. Accordingly, NCES's average mark-up percentage will fluctuate based on client mix.

    Clients are required to pay NCES its total fee concurrent with the applicable payroll date. Although NCES is ultimately liable as the employer to pay employees for work previously performed, it retains the right to terminate the PEO client service agreement as well as the worksite employees upon non-payment by a client, which limits any future liability. This right and the periodic nature of payroll, combined with client credit verifications and NCES's client selection process, are used to control this exposure.

    Workers' Compensation and Safety Management. Workers' compensation is a state-mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs that result from work-related injuries and illnesses, regardless of fault and without any co-payment by employees. See "Government Regulation" below for a discussion of workers' compensation. Pursuant to NCES's PEO client service agreement, NCES assumes the obligations of its clients to pay workers' compensation claims. NCES seeks to control its workers' compensation costs through comprehensive risk evaluation of prospective clients, the prevention of workplace injuries, timely intervention with employee injuries, aggressive management of the medical costs related to such injuries and the prompt return of employees to work. NCES seeks to prevent workplace injuries by implementing a wide variety of training and safety programs. NCES's efforts to return employees to work quickly involve both rehabilitation services and the placement of employees in transitional, light-duty positions until they are able to resume their former positions.

    Unemployment Insurance Management. Pursuant to NCES's PEO client service agreement, NCES also assumes the obligation of its clients to pay unemployment insurance costs. NCES manages its unemployment insurance costs by establishing employee termination procedures, timely responding to unemployment claims, attending unemployment hearings and attempting to reassign employees to other worksites when a reduction in force occurs at any one worksite location.

    Employee Benefits Procurement and Administration. Pursuant to NCES's PEO client service agreement, NCES is required to provide mandated employee benefits to worksite employees. Additionally, NCES offers worksite employees a voluntary benefits package that includes several health care options, such as point-of-service, preferred provider organizations, health maintenance organizations ("HMOs") and indemnity plans. Supplemental benefit programs offer dental care, prescription drugs, and life and disability insurance options. NCES also offers 401(k) retirement savings, cafeteria style plans to its eligible employees. NCES believes that its ability to provide and administer a wide variety of employee benefits on behalf of its clients tends to mitigate the competitive disadvantage small and medium-sized businesses normally face in the areas of employee benefit cost control and employee recruiting and retention.

    Human Resources and Compliance Management. Pursuant to NCES's PEO client service agreement, NCES provides comprehensive human resources services to its clients. These services reduce the employment-related administrative burdens faced by its clients, and provide worksite employees with a wide array of benefits typically offered by large employers. NCES develops and administers human resources policies and procedures for each of its clients, relating to, among other things, recruiting, retention programs, performance management, discipline and terminations. NCES also provides orientation, training and development, counseling and substance abuse awareness for worksite employees.

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

    Payroll Management. Pursuant to the PEO client service agreement, NCES is responsible for payroll processing, check preparation, distribution and recordkeeping, payroll tax deposits, payroll tax reporting, employee file maintenance, unemployment claims and monitoring and responding to changing regulatory requirements. NCES indemnifies the client against NCES's failure to comply with regulatory requirements. Payroll reports are prepared for clients for financial and other recordkeeping purposes. Provision of these services by NCES generally reduces the client's employment liabilities and allows clients to focus on their core business.

    Other Value-Added Services. NCES offers rehabilitation temporary staffing in the healthcare industry. The rehabilitation temporary staffing service currently can draw on a pool of approximately 6,000 rehabilitation clinicians to provide staff to health care providers. This business is supported by technology, which provides detailed recruitment and sales productivity information for management purposes. It also generates billing and utilization reports for clients.

    NCES also plans to offer additional value-added services to clients and worksite employees. Such services may include employee recognition programs, travel discount arrangements, vision care, credit union membership, smart cards, warehouse club memberships and various financial services. Some of these services may generate fee income or commissions for NCES.

  INFORMATION TECHNOLOGY

    NCES's nationwide information systems network connects its local customer service centers, regional processing centers, worksite employees, clients and service providers. These technologies include, but are not limited to, a combined Internet/Intranet access and electronic mail system, client server-based expertise, which provides distributed processing and rapid implementation of business changes and telecopier to data technology (which eliminates the need for manual data entry). The regional processing centers serve as disaster recovery backup sites, having the capability to handle NCES's operations for a short period of time.

    NCES currently uses commercially available software to manage information related to payroll processing, benefits administration, human resource management and employee enrollment. NCES has also developed the requirements to create a proprietary information management system to handle the expected growth in worksite employees.

  COMPETITION

    The PEO industry consists of at least 2,000 companies (according to an estimate by NAPEO), most of which serve a single market or region. NCES believes that it is the third largest PEO (measured by number of worksite employees) in the United States. According to industry analysts, the ten largest PEOs account for 39% of the existing revenues in the industry. NCES considers its primary competition to include: (i) traditional in-house human resources departments;
(ii) other PEOs, and (iii) providers of unbundled employment-related services such as payroll processing firms, temporary employment firms, commercial insurance brokers, human resource consultants, workers' compensation insurers, HMOs and other specialty managed care providers.

    Competition in the highly fragmented PEO industry is generally on a local or regional basis. Management believes that the primary elements of competition are quality of service, choice and quality of benefits, reputation and price. NCES believes that brand recognition, regulatory expertise, financial resources, risk management, information technology capability, strategic alliances and economies of scale can distinguish a large-scale PEO from the rest of the industry. The Company believes that NCES competes favorably in these areas.

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

    Many of the Federal and state laws and regulations relating to tax, benefit and employment matters applicable to employers were enacted prior to the development of non-traditional employment relationships and, accordingly, do not specifically address the obligations and responsibilities of PEOs or the co-employment relationship. Moreover, NCES's PEO services are regulated primarily at the state level. Regulatory requirements regarding NovaCare's business therefore vary from state to state, and as NCES enters new states it will be faced with new regulatory and licensing environments. There can be no assurance that NCES will be able to: (i) satisfy the licensing requirements or other applicable regulations of any particular state, (ii) provide the full range of services currently offered, or (iii) operate profitably within the regulatory environment of any state in which it does not obtain regulatory approval. The absence of required licenses would require NCES to restrict the services it offers. New legislation or new interpretations of current licensing and regulatory requirements could impose operating or licensing requirements on NCES which it may not be able to satisfy or which could have a material adverse effect on NCES's business, financial condition, results of operations and liquidity. Additionally, interpretation of such legislation or regulation by regulatory agencies with broad discretionary powers could require NCES to modify its existing operations materially in order to comply with applicable regulations.

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

    PEO Licensing Requirements. A critical aspect of the growth of the PEO industry has been increasing recognition and acceptance of PEOs by state authorities. While many states do not explicitly regulate PEOs, approximately one-third of the states have passed laws that have licensing or registration requirements for PEOs and several additional states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. NCES is licensed in 13 states and expects to be licensed in several more over the next twelve months. State regulation assists in screening insufficiently capitalized PEO operations, imposes requirements regarding payment of wages, taxes, benefits and workers' compensation and resolves issues concerning an employee's status for specific purposes under applicable state law. Because existing regulations are relatively new, there is limited interpretive or enforcement guidance available. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time.

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

    Employee Benefit Plans. NCES offers various employee benefit plans to its worksite employees, including 401(k) plans, cafeteria plans, group health plans, group life insurance plans, group disability insurance plans and employee assistance programs. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In order to qualify for favorable tax treatment under the Code, the plan must be established and maintained by an employer for the exclusive benefit of its employees.

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

    Responsibility for complying with various state and Federal laws and regulations is allocated by agreement between NCES and its clients, or in some cases is the joint responsibility of both. Because NCES acts as a co-employer with the client company, it is possible that NCES could incur liability for violations of laws even though NCES is not contractually or otherwise responsible for the conduct giving rise to such liability. NCES's PEO client service agreement generally provides that the client will indemnify NCES for liability incurred as a result of an act of negligence of a worksite employee under the direction and control of the client or to the extent the liability is attributable to the client's failure to comply with any law or regulation for which it has specified contractual responsibility. However, there can be no assurance that NCES will be able to enforce such indemnification and NCES may therefore be ultimately responsible for satisfying the liability in question.

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

  EMPLOYEES

    At June 30, 1999, the Company had approximately 54,800 employees. Of these, approximately 8,700 were outpatient services personnel and 46,100 were employee services personnel. Of the employee services personnel, approximately 500 were "administrative" employees and 45,600 were worksite employees of client companies. NovaCare's employees are not represented by any labor union and the Company is not aware of any current activity to organize any of its non-worksite employees. Management considers relations between the Company and its employees to be good. For information with respect to the Company's worksite employees, see "Business Profile" in the "Employee Services" section above.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    For the executive officers of NovaCare, see "Item 10 - Directors and Executive Officers of the Registrant".


ITEM 2. PROPERTIES

    NovaCare's principal executive offices are located at 1016 West Ninth Avenue, King of Prussia, Pennsylvania 19406 where NovaCare leases approximately 143,000 square feet of office space. The principal lease for this office space expires in June 2005. In connection with the Company's corporate and capital restructure changes (see "Item 1. - Business - The Company - Corporate and Capital Structure Changes"), the Company is presently negotiating to mitigate its lease obligations with respect to approximately 85,000 square feet of space at its principal executive offices. In addition, the Company leases other office space in various cities within the United States for terms which typically are five years or less. See Note 12 of Notes to Consolidated Financial Statements for information concerning the Company's leases for its facilities.

    The Company does not anticipate that, where applicable to PROH and NCES, it will experience difficulty in renewing such leases upon their expiration or obtaining different space on comparable terms if such leases are not renewed. The Company believes that these facilities are well maintained and are of adequate size for present and foreseeable needs.

    NovaCare also has sublease agreements for approximately 16,500 square feet of office space, expiring February 2003 with companies of which NovaCare's Chairman of the Board is a director and/or an executive officer.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    NovaCare's common stock is traded on the New York Stock Exchange (NYSE) under the symbol NOV. On September 3, 1999, there were 1,614 holders of record of common stock.

    The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE Composite Tape for the relevant periods.


                                    COMMON STOCK
                                       PRICES
                               ----------------------
                                  HIGH         LOW
                               ---------    ---------
YEAR ENDED JUNE 30, 1999:
  First Quarter ............   $   12.63    $    2.88
  Second Quarter ...........        4.31         2.19
  Third Quarter ............        3.06         1.25
  Fourth Quarter ...........        2.25         1.19
YEAR ENDED JUNE 30, 1998:
  First Quarter ............   $   17.06    $   12.50
  Second Quarter ...........       17.31        11.81
  Third Quarter ............       14.87        11.87
  Fourth Quarter ...........       14.81        10.62

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



                                                                           YEARS ENDED JUNE 30,
                                                  -------------------------------------------------------------------
                                                     1999          1998          1997          1996          1995(1)
                                                  -----------   -----------   -----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
  Net revenues ................................   $ 1,477,917   $ 1,037,571    $  516,925    $  287,823    $392,039
  Gross profit ................................       210,426       180,153       111,569        66,223     111,068
  (Loss) income from continuing operations ....       (81,836)       (3,214)      (18,790)      (34,133)     34,841
  (Loss) income from continuing operations
    per share:
      Basic and assuming dilution .............         (1.30)        (0.05)        (0.31)        (0.56)       0.53


                                                                             AS OF JUNE 30,
                                                  -------------------------------------------------------------------
                                                     1999          1998          1997          1996          1995
                                                  -----------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA:
  Total assets.................................   $ 1,204,865   $ 1,296,705   $   977,920      $750,134     $803,538
  Total indebtedness...........................       605,557       508,382       342,678       192,215      225,015
  Shareholders' equity.........................       393,259       580,673       508,006       484,394      487,635


(1) Includes the results of the medical rehabilitation hospital business which was sold in February 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         NOVACARE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    In the fiscal year ended June 30, 1999, the Company's long-term care services segment experienced a significant decline in net revenues and earnings as a consequence of regulatory changes in the Medicare program, the primary source of reimbursement for long-term care services provided by the Company. The Company implemented a restructure plan involving the complete exit of selected markets and the implementation of a revised operating model, however, the operating loss for the segment continued to be significant. Subsequently, management determined that the remaining long-term care services segment would likely not be profitable in the foreseeable future, therefore, on June 1, 1999 the Company sold substantially all of its business previously included in its long-term care services segment. Accordingly, the operations and the loss on the sale of this segment have been classified as discontinued operations in the current fiscal year's financial statements and all prior periods presented have been reclassified to include the operations of this segment as discontinued operations.

    In the fiscal years ended June 30, 1998 and 1997, the Company experienced significant revenue and earnings expansion resulting from acquisitions and internal growth of its existing businesses. During fiscal 1999, the Company curtailed its acquisition activity because of capital structure constraints. During fiscal 1998, the Company purchased 90 outpatient services businesses, consisting of 48 outpatient physical therapy and occupational health rehabilitation services ("PROH") businesses, 42 orthotic and prosthetic ("O&P") businesses; and two professional employer organization ("PEO") businesses. During fiscal 1997, the Company acquired 55 outpatient services businesses, consisting of 22 PROH businesses and 33 O&P businesses; and four PEO businesses.

    During fiscal 1998, NovaCare Employee Services, Inc. ("NCES") sold approximately 5.8 million shares to third parties in an initial public offering, receiving net proceeds of $45.7 million. As of June 30, 1999, the Company retained a 67% interest in NCES.

    Segment Reporting

    In fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires companies to report operating segments based upon the way a company manages its activities. Because of the Company's reporting, organization and management structure, segment information has been presented for the continuing operations of outpatient services and employee services. As discussed above, the Company's long-term care segment has been reclassified to discontinued operations.

    See Note 16 to the Condensed Consolidated Financial Statements for financial data for each of the Company's operating segments. Management's discussion and analysis focuses on the amounts and captions provided in Note 7 because they are among the most significant factors used by the Company to manage its business and operating segments. Certain data provided, such as gross profit excluding depreciation, (loss) income from operations excluding provision for restructure and earnings before interest, income taxes, depreciation and amortization ("EBITDA") are not intended to replace gross profit, operating income or net income presented in the basic financial statements as measures of profitability.

    Continuing Operations

    Outpatient services relate to the provision of PROH and O&P services through a national network of patient care centers. Employee services are comprehensive, fully integrated outsourcing solutions to human resource needs. These services include payroll management, workers' compensation risk management, benefits administration, unemployment management and human resource management and consulting services, and are generally provided to small and medium-sized business. The Company entered this business on October 1, 1996 with the acquisition of its first PEO business.

    Effective January 25, 1997, employee services were also provided to the outpatient services and long-term care services segments of the Company.

    On July 1, 1999, the Company sold its O&P business for $445.0 million, including $407.7 million in cash and the assumption of seller notes of $37.3 million. Of the purchase price, the Company has placed $15.0 million in escrow

                         NOVACARE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


in conjunction with a working capital guarantee to the purchaser. The final working capital amount is expected to be settled no later than October 29, 1999. The Company expects to record a gain on the sale in the first quarter of fiscal 2000 of approximately $50-57 million. The proceeds from this sale were used primarily to pay the entire balance of the Company's revolving credit facility. Net revenues, gross profit and income from operations of the O&P business for fiscal 1999 was $278.8 million, $67.5 million and $41.6 million, respectively.

    See Note 16 of Notes to Consolidated Financial Statements for financial data for each of the Company's continuing operating segments.

    Discontinued Operations

    The Company's long-term care services segment provided rehabilitation therapy and health care consulting services on a contract basis to health care institutions, primarily long-term care facilities. As discussed above, as a result of significant regulatory changes in the Medicare reimbursement to long-term care facilities for the Company's therapy services, the Company implemented a restructure plan in the third quarter of fiscal 1999. The restructure plan related to its decision to completely exit certain long-term care services markets, principally in the Western United States, where it was determined that low customer and therapist concentration would preclude a return to profitability. These markets included California, Colorado, Texas and the Northwest. The Company determined that it would be unable to recover its investment in long-lived assets in the long-term care services operating segment and, accordingly, wrote down all of its investment in these assets and recognized the cost, consisting principally of employee severance costs, of exiting the selected markets. The exit plan called for the termination of approximately 1,300 employees, of which 1,200 were direct care providers in the geographic regions exited and the remainder were general and administrative personnel. Subsequent to the restructuring, the Company determined that in spite of the business operating model and cost structure changes, that its remaining long-term care services operations were unlikely to achieve a sufficient level of profitability to justify continuing that segment's operations. Accordingly, the Company sold its remaining long-term care operations as of June 1, 1999 for a nominal amount and provided a working capital guarantee of $30.0 million to the buyer. The working capital guarantee is expected to be settled by October 29, 1999.

    In connection with this sale, the Company recognized a pretax loss of $36.7 million which included the working capital guarantee and the write down of certain property and equipment and other assets. Results of operations for the long-term care services operating segment consisted of the following:


                                                   YEARS ENDED JUNE 30,
                                                      (IN THOUSANDS)
                                        ------------------------------------------
                                           1999            1998             1997
                                        ---------        ---------       ---------
Net revenues .......................    $ 351,128        $ 634,534       $ 549,526
Gross profit .......................       61,247          174,506         148,517
(Loss) income before income taxes ..      (84,616)          90,027          90,993
Income tax (benefit) provision .....       (7,680)          28,898          33,293
Net (loss) income ..................    $ (76,936)       $  61,129       $  57,700


  Gain from Issuance of Subsidiary Stock

    During fiscal 1999, the Company recorded a gain of $1.5 million related to the issuance of stock by NCES in connection with acquisitions.

    During fiscal 1998, the Company recorded a gain of $38.8 million related to the sale of stock by NCES to third parties through an initial public offering of its stock, issuance of stock in connection with conversion of its mandatorily redeemable common stock and acquisitions.

                         NOVACARE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Provision for Restructure

    During fiscal 1999, the Company decided to exit certain non-strategic markets served by its PROH business within its outpatient services segment resulting in a $30.2 million provision for restructure. The markets consisted of 40 clinics. This decision resulted in a write-down of the value of the related assets to estimated net realizable value. The provision for restructure consists principally of the write-down of excess cost of net assets acquired, net ($28.3 million). The clinics to be disposed of had annualized net revenues of approximately $16.6 million and annualized operating profit of approximately $0.2 million. At June 30, 1999, five of the clinics have been sold for proceeds totaling $0.9 million. The net book value of the remaining assets to be sold is approximately $5.0 million. The Company is reevaluating the decision to dispose of these clinics in light of the sale of PROH described under "Liquidity and Capital Resources - Capital Structure Alternatives".

    As a result of the Company's decision to exit the long-term care services operating segment and sell the O&P business included in its outpatient services segment, the services the Company required of its employee services segment were substantially reduced. The Company's employee services segment recorded a provision for restructure of $0.9 million, consisting principally of employee severance costs for 49 employees working at its corporate headquarters and lease mitigation costs, to reflect the impact of this decision. The Company anticipates annual savings of $2.6 million as a result of these work force reductions. As of June 30, 1999, 32 employees have been terminated related to this charge.


    Also as a result of the Company's decision to exit the long-term care services operating segment and sell the O&P business, the Company has implemented a program to substantially reduce its unallocated selling, general and administrative costs incurred at its corporate headquarters. This program (with an aggregate provision of $12.3 million) involves the termination of approximately 74 employees ($3.1 million), lease termination costs ($4.8 million) and long-term information services agreement buyouts ($4.4 million). All of these costs are expected to be expended by June 30, 2000. The Company anticipates that this program will result in annual savings of approximately $30 million when completely implemented.


YEAR ENDED JUNE 30, 1999 COMPARED WITH THE YEAR ENDED JUNE 30, 1998

    Net revenues for the year ended June 30, 1999 were $1.5 billion, an increase of $440.3 million over fiscal 1998. Gross profit for fiscal 1999 was $210.4 million, an increase of $30.3 million over fiscal 1998. These increases resulted principally from acquisitions ($38.5 million increase in gross profit year-over-year) and internal growth ($1.1 increase in gross profit year-over-year), partially offset by increased cost of services ($6.7 million decrease in gross profit year-over-year).

    Other operating expenses, excluding the $43.4 million restructure charges described above, were $228.1 million, an increase of $47.9 million over fiscal 1998. Other operating expenses include selling, general and administrative expenses, depreciation (other than depreciation included in cost of services) and amortization of excess cost of net assets acquired ("amortization") and provision for uncollectible accounts. The increase in operating expenses resulted principally from an increase in the provision for uncollectible accounts ($24.2 million), the inclusion of the full year effect of acquisitions completed in fiscal 1998 ($16.8 million), and an increase in other costs ($6.9 million). The increase in the provision for uncollectible accounts resulted from a $15.3 million provision related to PROH receivables aged greater than one year which had been recorded during and prior to the conversion to centralized billing systems and subsequently contracted to independent agencies for collection and an increase in the provision resulting from an increase in net revenues. As a percentage of net revenues, other operating expenses decreased to 15.4% in fiscal 1999 compared to 17.4% in fiscal 1998. This decrease resulted principally from an increase in employee services net revenues, where these operating expenses are typically a smaller percentage of net revenues than in outpatient services.

                        NOVACARE, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


    Depreciation expense, including depreciation reported in cost of services and selling, general and administrative expenses, was $22.1 million, an increase of $0.2 million over fiscal 1998. The increase resulted primarily from the effect of acquisitions in fiscal 1998, capital investments, primarily in information systems and outpatient facilities, offset by a decrease in depreciation of assets written-off in restructuring. Amortization was $22.9 million, an increase of $4.9 million over fiscal 1998, which increase resulted principally from the full-year effect of businesses acquired in fiscal year 1998 and acquisitions in fiscal year 1999.

    Interest expense was $41.6 million, an increase of $13.3 million over fiscal 1998. Interest expense increased primarily as a result of increased borrowings as discussed under "Liquidity and Capital Resources".

    The Company recorded an income tax benefit in fiscal year 1999 compared to an income tax expense for fiscal year 1998. The net operating loss and loss on the sale of discontinued operations for fiscal 1999 have been carried back to offset prior fiscal years' income. See Note 13 of Notes to Consolidated Financial Statements for a reconciliation of expected tax benefit to actual tax benefit and the amount of deferred tax assets and liabilities and valuation allowances.

OPERATING RESULTS BY SEGMENT

    Outpatient Services

    Net revenues for the outpatient services segment were $618.8 million in fiscal 1999, an increase of $83.5 million over fiscal 1998. The increase in net revenues was due principally to the full-year effect of businesses acquired in fiscal 1998 ($89.4 million) and same-market growth ($6.2 million), somewhat offset by a decrease in pricing ($13.4 million).

    Gross profit (excluding depreciation) was $182.8 million, an increase of $19.0 million over fiscal 1998. The increase in gross profit resulted primarily from the full-year effect of businesses acquired in fiscal 1998 ($30.3 million increase in gross profit year-over-year) somewhat offset by the decrease in pricing which was offset by an increase in volume and productivity ($3.4 million decrease in gross profit year-over-year) and by an increase in cost of products in the O&P business ($6.7 decrease in gross profit year-over-year). Gross profit as a percentage of net revenues ("gross profit margin") decreased to 29.5% in fiscal 1999 compared to 30.6% in fiscal 1998 principally as a result of cost increases and price decreases which the Company was not able to offset by volume and productivity increases.

    Income from operations was $47.1 million, a decrease of $20.9 million compared with fiscal 1998. The decrease was due to the higher gross profit noted above, offset by higher selling, general and administrative expenses, principally an increase in the provision for bad debts ($24.2 million), the inclusion of the full-year effect of acquisitions completed in fiscal 1998 ($11.4 million) and an increase in other costs ($4.3). The increase in the provision for uncollectible accounts resulted from a $15.3 million provision related to PROH receivables aged greater than one year which had been recorded during and prior to the conversion to centralized billing systems and subsequently contracted to independent agencies for collection and an increase in the provision resulting from an increase in net revenues.

    Employee Services

    Employee services net revenues were $1.5 billion in fiscal 1999 (before an intercompany elimination of $685.5 million related to services provided to the outpatient services and long-term care services segments), an increase of $272.9 million over fiscal 1998 net revenues of $1.3 billion (before an intercompany elimination of $769.5 million). The increase in net revenues reflects principally an increase of $359.0 million in third party net revenues due to acquisitions ($200.2 million), entry into new markets ($80.2 million) and same market growth ($78.6 million),

                         NOVACARE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


somewhat offset by a decrease in the employee services segment's contract with the outpatient services and long-term care services segments (the "NovaCare Contract") ($86.3 million).

    Gross profit (excluding depreciation) was $64.0 million, an increase of $22.5 million over fiscal 1998. The gross profit margin was 4% compared to 3% in fiscal 1998. The increase in gross profit and gross profit margin resulted primarily from the increase in net revenues described above and higher margin services under the NovaCare Contract.

    Income from operations was $18.0 million, an increase of $7.1 million over last year. The increase resulted from the improvement in gross profit noted above, partially offset by additional costs incurred to support same market growth ($10.0 million) and higher selling, general and administrative expenses related to acquisitions ($5.4 million).

    Income (Loss) from Discontinued Operations

    Net revenues for long-term care services were $351.1 million in fiscal 1999, a decrease of $283.4 million from fiscal 1998. The decrease in net revenues resulted primarily from lower reimbursement rates and utilization of the Company's services resulting from significant regulatory changes in the Medicare reimbursement of long-term care services.

    Gross profit (excluding depreciation) was $64.1 million in fiscal 1999, a decline of $113.7 million from fiscal 1998. The gross profit margin was 18.3% in fiscal 1999 compared with 28.0% in fiscal 1998. The decrease in gross profit and gross profit margin resulted primarily from the decrease in net revenues described above without a corresponding reduction in therapist's compensation and benefits and other costs of providing services.

    Loss before income taxes was $84.6 million in fiscal 1999 compared to income before income taxes of $90.0 million in fiscal 1998. The decrease in income from operations resulted primarily from the decrease in gross profit described above coupled with an increase in selling, general and administrative expenses and a $98.6 million provision for restructure to exit selected long-term care markets and to write-off the Company's investment in long-lived assets that the Company will not be able to recover.

    Loss on Sale of Discontinued Operations

    Effective June 1, 1999, the Company sold all of the issued and outstanding stock of its remaining subsidiary of the Company's long-term care services segment for a nominal amount. Pursuant to the sale agreement, the Company guaranteed the purchaser working capital of $30.0 million. The purchaser has agreed to pay the Company the amount, if any, of working capital at June 1, 1999 in excess of $30.0 million or, as applicable, to transfer any remaining accounts receivable relating to periods as of June 1, 1999 once the working capital guarantee has been satisfied. As a result of this transaction the Company has recorded a pretax loss of $36.7 million ($30.8 million after-tax) on the sale of discontinued operations.

YEAR ENDED JUNE 30, 1998 COMPARED WITH THE YEAR ENDED JUNE 30, 1997

    Net revenues for the year ended June 30, 1998 were $1.0 billion, an increase of $520.6 million over fiscal 1997. Gross profit for fiscal 1998 was $180.2 million, an increase of $68.6 million over fiscal 1997. These increases resulted principally from acquisitions ($45.0 million increase in gross profit year-over-year) and internal growth ($23.6 million increase in gross profit year-over-year).

    Other operating expenses were $180.2 million, an increase of $58.6 million over fiscal 1997. The increase in operating expenses resulted principally from additional costs incurred in the expansion of the Company's employee services business ($16.1 million), the inclusion of higher expenses resulting from acquisitions completed in 1998

                         NOVACARE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


and 1997 ($16.2 million), additional provision for uncollectible accounts resulting from higher net revenues ($7.9 million) and those costs required to support internal growth ($18.4 million). As a percentage of net revenues, other operating expenses decreased to 17.4% in fiscal 1998 compared to 23.6% in fiscal 1997. This decrease resulted principally from an increase in employee services revenues, where these operating expenses are typically a smaller percentage of net revenues than in outpatient services.

    Depreciation expense, including depreciation reported in cost of services and selling, general and administrative expenses, was $21.8 million, an increase of $4.8 million over fiscal 1997. The increase resulted primarily from the effect of acquisitions in fiscal 1998 and 1997 and capital investments, primarily in information systems and outpatient facilities. Amortization was $18.0 million, an increase of $6.6 million over fiscal 1997, which increase resulted from acquired businesses.

    Interest expense was $28.3 million, an increase of $13.1 million over interest expense of $15.2 million in fiscal 1997. Interest expense increased primarily as a result of increased borrowings as discussed under "Liquidity and Capital Resources".

    In fiscal 1998, the Company recorded income tax expense on income before income taxes, whereas in fiscal 1997 the Company recorded an income tax benefit on loss before income taxes. See Note 13 of Notes to the Consolidated Financial Statements for a reconciliation of expected tax expense (benefit) to actual tax expense (benefit).

OPERATING RESULTS BY SEGMENT

    Outpatient Services

    Net revenues for the outpatient services segment were $535.3 million in fiscal 1998, an increase of $157.3 million over fiscal 1997. The increase in net revenues was due principally to businesses acquired in fiscal 1998 and the full-year effect of businesses acquired in fiscal 1997 ($150.9 million) along with same-market growth in O&P and occupational health ($6.1 million).

    Gross profit (excluding depreciation) was $163.8 million, an increase of $52.3 million over fiscal 1997. The increase in gross profit resulted primarily from businesses acquired in fiscal 1998 and the full-year effect of businesses acquired in fiscal 1997 ($41.6 million increase in gross profit year-over-year), same market growth in O&P and occupational health ($4.4 million) and cost reductions in physical rehabilitation ($3.8 million). Gross profit margin increased to 30.6% in fiscal 1998 compared to 29.5% in fiscal 1997 principally as a result of improved productivity.

    Income from operations was $68.0 million, an increase of $20.4 million compared with fiscal 1997. The increase was due to the higher gross profit noted above, partially offset by an increase in the provision for bad debts ($7.9 million) higher depreciation and amortization expense ($8.0 million), and higher selling, general and administrative expenses ($16.0 million). The increase in those costs was principally a result of expenses associated with or in support of businesses acquired.

    Employee Services

    Employee services net revenues were $1.3 billion in fiscal 1998 (before an intercompany elimination of $769.5 million related to services provided to the outpatient services and long-term care services segments), an increase of $877.6 million over fiscal 1997 net revenues of $394.2 million (before an intercompany elimination of $255.3 million). This increase in total net revenues is due to an increase in net revenues of $514.2 million under the NovaCare Contract and an increase of $363.4 million in third party net revenues. Gross profit (excluding

                         NOVACARE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


depreciation) was $41.5 million in fiscal 1998, an increase of $29.3 million over fiscal 1997. Income from operations was $10.9 million, an increase of $8.0 million over fiscal 1997.

    The increases in net revenues, gross profit and income from operations resulted from: (i) a full year's operation under the NovaCare Contract in fiscal 1998 compared with only five months in fiscal 1997, as well as a 5% increase in the number of worksite employees covered by the NovaCare Contract in fiscal 1998, (ii) a full year of operations in fiscal 1998 compared to only nine months in fiscal 1997 (the employee services segment commenced operations October 1, 1996 with the acquisition of its first PEO business), (iii) the full-year effect of fiscal 1997 acquisitions, (iv) acquisitions completed in fiscal 1998, and (v) same market growth.

    Income (Loss) from Discontinued Operations

    Net revenues for long-term care services were $634.5 million in fiscal 1998, an increase of $86.0 million over fiscal 1997. The increase in net revenues resulted primarily from new contract sales and price increases on existing contracts, partially offset by lower reimbursement rates in the fourth quarter of fiscal 1998 caused by the implementation of the salary equivalency reimbursement system for speech and occupational therapies.

    Gross profit (excluding depreciation) was $177.8 million in fiscal 1998, an increase of $26.0 million over fiscal 1997. The gross profit margin was 28.0% in fiscal 1998 compared with 27.6% in fiscal 1997. The improvement in gross profit and gross profit margin resulted from an increase in new customer contracts coupled with reduced salary and wage costs per employee, due to the conversion of the Company's clinical workforce from fixed salary compensation to variable hourly compensation and improved productivity.

    Income before income taxes and before a provision for restructure of $23.5 million, was $113.5 million, an increase of $22.5 million over fiscal 1997. The increase resulted from the higher gross profit noted above, partially offset by slightly higher selling, general and administrative costs and higher depreciation and amortization incurred to support business growth.

LIQUIDITY AND CAPITAL RESOURCES

    Cash Flows

    At June 30, 1999, cash and cash equivalents totaled $23.3 million, a decrease of $9.4 million from June 30, 1998. Cash used in continuing operations was $102.9 million in fiscal year 1999 compared to $0.7 million in fiscal 1998 and to $6.6 million in fiscal 1997. The $102.2 million increase from fiscal 1998 to 1999 resulted from higher earnings, after non-cash charges, of $2.4 million, offset principally by the timing of payments and amounts of accounts payable and accrued expenses and income taxes of $112.0 million.

    The $5.9 million decrease in cash flows used in continuing operating activities in fiscal 1998 compared to fiscal 1997 resulted from an increase in earnings, after non-cash charges, of $10.1 million coupled with an increase in accounts payable and accrued expenses and income taxes of $28.3 million, offset by an increase in accounts receivable, inventories and other assets of $33.2 million.

    Cash provided by discontinued operations was relatively constant at $73.3 million in fiscal 1999 and $73.9 million in fiscal 1998 which was up from $53.9 million in fiscal 1997. Although the profitability of the segment was drastically reduced in the second half of fiscal 1999, the Company continued to collect accounts receivable that it had recorded in previous quarters.

                         NOVACARE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


    Investing activities used $74.3 million of cash in fiscal 1999 compared with $214.0 million and $187.8 million in fiscal 1998 and 1997, respectively. Cash paid for acquisitions decreased to $61.1 million in fiscal 1999 compared with $180.6 million in fiscal 1998, which was an increase from $164.1 million paid in fiscal 1997. During fiscal 1999, the Company curtailed its acquisition activity because of capital structure constraints. Capital expenditures for continuing operations were $22.2 million in fiscal 1999 up from $17.9 million in fiscal 1998 and $14.8 million for fiscal 1997 as the Company continued to invest in internally and externally developed software and equipment needed for technological efficiency in clinical and administrative activities in support of cost reduction initiatives. Capital expenditures for discontinued operations decreased slightly to $10,957 in fiscal 1999 from $13,221 in fiscal 1998 which increased from $7,278 in fiscal 1997 as the Company continued, to the date of sale, to invest in internally and externally developed software needed to support its clinical programs and outcomes.

    The Company's major financing activities consisted of borrowings, net of repayments, of $92.5 million in fiscal 1999, compared with net borrowings of $97.3 million in fiscal 1998, compared with net borrowings of $87.0 million in 1997. Also, during fiscal 1998 NCES sold approximately 5.8 million shares to third parties in an initial public offering, receiving net proceeds of $45.7 million. The net proceeds of the offering were used principally to pay obligations associated with acquisitions and other debt. As of June 30, 1999, the Company retained a 67% interest in NCES after reductions in its ownership interest for the initial public offering and NCES shares issued in the conversion of its mandatorily redeemable common stock and to sellers of acquired PEO businesses.

    Credit Agreements

    The Company has a revolving credit facility with a syndicate of lenders that is collateralized by substantially all of the Company's assets. The maximum amount available at June 30, 1999 was $400.0 million.


    The terms of the facility were amended during fiscal 1999 to shorten the maturity date from June 30, 2003 to December 31, 1999 and to change the interest rate from the London Interbank Offered Rate ("LIBOR") plus a range of 0.875% to 1.5%, depending on certain financial ratios, to LIBOR plus 3%. The Company is also charged a commitment fee of 0.5% on the average daily available balance.


    The entire amount of the facility outstanding at June 30, 1999 was repaid on July 1, 1999 from the proceeds of the O&P sale. Subsequent to such repayment, the maximum amount available under the facility was reduced to $35.0 million. Outstanding letters of credit, which were $1.1 million at June 30, 1999, further reduce the amount available under the facility.

    NCES has a revolving credit facility with a syndicate of lenders that is collateralized by a pledge of (i) NCES's subsidiaries' common stock, (ii) the assets of NCES and its subsidiaries, and (iii) the Company's interest in the common stock of NCES. The facility expires in November 17, 2000 and carries an interest rate, depending on certain financial ratios, equal to (i) LIBOR plus a range of 1.375% to 2.5% or (ii) the lead lending bank's prime rate plus a range of 0.125% to 1.5%. As of June 30, 1999, $23.0 million was available under the facility.

    Capital Structure Alternatives

    Due to the Company's lower income from operations and EBITDA, caused primarily by the impact of regulatory changes in the long-term care services segment, the Company's cash flow from operations was too low to satisfy its debt obligations. This situation characterizes a capital structure that is highly leveraged. The Company's total debt at June 30, 1999 was $605.6 million, of which $551.3 million is due in less than one year. EBITDA (excluding the provision for restructure) for the quarter ended March 31, 1999 was a loss of $2.3 million ($7.3 million positive EBITDA without the long-term care services segment). In comparison, (i) at June 30, 1998 the Company's total debt was $508.4 million ($32.1 million current portion) and EBITDA for the quarter ended June 30, 1998 was $46.2 million, (ii) at September 30, 1998, total debt was $576.8 million ($35.2 million current portion) and EBITDA for the quarter was

                         NOVACARE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

$33.6 million, and (iii) at December 31, 1998, total debt was $581.4 million ($30.8 million current portion) and EBITDA for the quarter was $25.8 million, excluding a $17.8 million provision for restructure.


    This highly leveraged condition led the Board of Directors and management of the Company to undertake a strategic analysis, during the fourth quarter of fiscal 1999, of the Company's alternatives to satisfy the indebtedness.



    To partially reduce the Company's debt leverage, on July 1, 1999, the Company sold its O&P business to Hanger Orthopedic Group, Inc. ("Hanger") for $445.0 million, including $407.7 million in cash and the assumption of seller notes of $37.3 million. Of the purchase price, the Company has placed $15.0 million in escrow in conjunction with a $94.0 million working capital guarantee to Hanger. The final working capital amount is expected to be settled by no later than October 29, 1999. The proceeds from the transaction were used to satisfy the entire balance of the Company's revolving credit facility, with approximately $37 million remaining after transaction-related costs. These funds have been temporarily invested to satisfy working capital requirements and future maturities of other debt obligations.


    Subsequent to the sale of the O&P business, NovaCare remained highly leveraged with indebtedness of approximately $221 million consisting primarily of (i) $175 million of convertible subordinated debentures (the "Debentures") maturing on January 15, 2000 and (ii) $42 million comprising principally subordinated seller notes (the "Seller Notes") related to acquisitions and maturing at various dates through 2007.

    The only remaining asset of the Company which would provide sufficient funds to satisfy the Debentures, is the PROH business. The capital structure alternatives considered by the Company were either obtaining medium-term (three- to five-year) financing secured by PROH assets, selling PROH, selling NovaCare or, in the event all else failed, filing for reorganization under the Bankruptcy Code. Obtaining secured financing was rejected, because even if adequate secured financing could be obtained, the Company would be too highly leveraged (debt would be approximately four times EBITDA) for it to realize sustainable business growth. Therefore, the Board of Directors and management believes that a sale of PROH (the"PROH Sale") is the most attractive alternative to maximize value and has engaged an investment banking firm to solicit offers to purchase PROH. The PROH Sale requires approval by the stockholders of the Company.

    On September 8, 1999, the Company entered into a definitive agreement, subject to certain conditions, to tender its interest in NCES, 19,400,000 shares, at the price of $2.50 per share (the "NCES Sale"). Under the terms of the agreement the purchaser will acquire all of the outstanding shares of NCES for $2.50 per share through a cash tender offer which commenced on September 15, 1999 and is expected to close during October 1999. The Company's tender offer of its interest in NCES is subject to approval by the Company's stockholders and the satisfaction of customary closing conditions.

    If either the stockholders do not approve the PROH Sale or the conditions to the PROH Sale are not met, the Board of Directors will explore the alternatives then available for the future of the Company. Such alternatives include (i) refinancing the convertible subordinated debentures through a combination of private equity and/or public or private debt, which management believes would demand a high interest rate due to the Company's highly leveraged position and, moreover, there is no assurance that such financing could be obtained, and (ii) in the event the $200 million sale price condition is not met, seeking to obtain stockholder approval of a sale of PROH at a lower price. In the event that the stockholders do not approve the NCES Sale or the closing conditions are not met, the Board of Directors will explore the alternatives then available to the Company. Such alternatives include (i) negotiate the NCES Sale with another buyer, and (ii) distribute the Company's interest in NCES to NovaCare stockholders pro-rata as a dividend, and (iii) pay existing indebtedness of the Company with shares of NCES's stock (provided such stock is valued at not less than $2.50 per share). If the stockholders do not approve the restructuring proposal, the Company's Board of Directors will explore the alternatives then available for the future of the Company, including (i) presenting a new investment

                         NOVACARE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

opportunity to stockholders or (ii) liquidating the Company. If the $175 million convertible subordinated debentures cannot be paid due to the Company's inability to (i) obtain stockholders approval of the PROH sale, (ii) meet the conditions of a PROH sale, or (iii) secure refinancing in the event PROH is not sold, the alternatives available to the Company will be limited to (i) a sale of the Company, (ii) negotiating alternative debenture payment terms, including conversion to common stock, and (iii) protection under the Bankruptcy Code. The Company is unable to predict the ultimate outcome of the stockholder voting on these matters or the likelihood of successfully concluding any other available alternative.

INFLATION

    A significant portion of the Company's operating expenses have been subject to inflationary increases. Prior to fiscal 1999, therapist salary increases historically have exceeded other medical industry salary rate increases due to the existing supply shortage and the Company had been unable to offset any portion of these inflationary increases through charge increases, but has mitigated somewhat the effect of these salary increases through expanding services and increasing operating efficiencies. Commencing in 1999, however, the Company has begun to see an increase in the availability of therapists, due principally to changes in the regulatory environment affecting the reimbursement of therapy services. The supply of therapists coupled with the Company's migration to an operating model that emphasizes the increased use of well-trained therapy assistants and aides, closely supervised by licensed professionals, is expected to lessen the overall salaries and wages of the Company's clinical staff. However, it is uncertain whether the deflation in clinical staff costs will offset the pricing deflation in health care services. Management believes that the Company can continue to offset most, if not all, of the potential effects of inflation through salary and wage deflation, business expansion and increasing operating efficiencies.

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

    The Company has assessed its exposure to the Year 2000 problem, and has substantially completed its response to that exposure. Generally, the Company has Year 2000 exposure in three areas: (i) financial and management operating computer systems used to manage the Company's business, (ii) microprocessors and other electronic devices included as components of therapy and other equipment used by the Company ("embedded chips") and (iii) computer systems used by third parties, in particular financial institutions, customers and suppliers of the Company. The Company estimates the remaining cost of this effort to be approximately $1.0 million, including $0.8 million of capital costs for new computers and related equipment. This amount does not include costs for computer software developed in order to provide or improve functionality. As of June 30, 1999, the Company had already spent approximately $3.8 million in this effort. The Company has increased its overall information technology's budget to accommodate Year 2000 issues and has not delayed other projects critical to the Company's business.

    The Company has substantially completed Year 2000 testing and remediation on its financial and management operating systems. All software programs are Year 2000 compliant. All infrastructure components (hardware, telecommunication devices) are compliant except for a small percentage of noncompliant desktop and laptop computers which are expected to be remediated by October 1999.

    The Company has completed an inventory and assessment of its exposure to embedded chips in its facilities in the areas of medical, office and physical-plant equipment. A small percentage of items are affected, and remediation of the equipment is expected to be completed by September 30, 1999.

                         NOVACARE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


    The Company has received written correspondence from its major vendors and management is satisfied that the Company does not have significant exposure to Year 2000 problems associated with vendors. The Company continues to interview payers to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks, and expects to be completed with remediation activities, if any by October 1999.


    The Company has established the majority of its business continuity plan which is expected to be fully executed by October 1999.

    If the Company is unsuccessful in completing remediation of non-compliant hardware or if customers or vendors, which have indicated Year 2000 readiness, have not or cannot rectify Year 2000 issues, the Company could incur additional costs, which may be substantial, to develop alternative methods of managing its business and replacing non-compliant equipment, and may experience delays in payments by customers or to vendors.

CAUTIONARY STATEMENT

    Except for historical information, matters discussed above including, but not limited to, statements concerning future growth, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include reimbursement system changes, the productivity of clinicians, pricing of payer contracts, management retention and development, management's success in developing and introducing new products and lines of business, the ability of the Company, its customers and suppliers to complete assessment, testing and remediation of Year 2000 issues, the ability of the Company to improve its cash flow from operations, the ability to complete the sale of the physical rehabilitation and occupational health business, adverse Internal Revenue Service rulings with respect to the employer status of employee services businesses and the Company's ability to implement the employee services business model.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


    The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges or for purposes "other than trading" instruments that are likely to expose the Company to market risk, whether it be from interest rate, foreign currency exchange, or commodity price risk. The Company has entered into no forward or futures contracts, purchased no options and entered into no swap arrangements.


    The Company's primary market risk exposure is that of interest rate risk. A change in the market interest rate would affect the rate at which the Company could borrow funds under its credit facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         NOVACARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          AS OF JUNE 30,
                                                                  ------------------------------
                                                                     1999               1998
                                                                  -----------        -----------
ASSETS
Current assets:
  Cash and cash equivalents ..................................    $    23,277        $    32,760
  Accounts receivable, net of allowance in 1999 and 1998 of
   $38,459 and $35,550, respectively .........................        193,407            187,906
  Income tax receivable ......................................         23,022                 --
  Inventories ................................................         44,651             38,207
  Deferred income taxes ......................................         37,422              4,519
  Net assets of discontinued operations ......................         44,388                 --
  Other current assets .......................................         22,323             21,365
                                                                  -----------        -----------
          Total current assets ...............................        388,490            284,757
Property and equipment, net ..................................         59,744             61,443
Excess cost of net assets acquired, net ......................        729,947            692,283
Net assets of discontinued operations ........................             --            216,886
Investment in joint ventures .................................         15,120             14,881
Deferred income taxes ........................................          1,669                155
Other assets, net ............................................          9,895             26,300
                                                                  -----------        -----------
                                                                  $ 1,204,865        $ 1,296,705
                                                                  ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of financing arrangements ..................    $   551,320        $    32,074
  Accounts payable and accrued expenses ......................        131,310            145,584
  Income taxes payable .......................................          2,192                981
                                                                  -----------        -----------
          Total current liabilities ..........................        684,822            178,639
Financing arrangements, net of current portion ...............         54,237            476,308
Deferred income taxes ........................................         39,091             29,171
Other ........................................................          5,031             13,608
                                                                  -----------        -----------
          Total liabilities ..................................        783,181            697,726
                                                                  -----------        -----------
Minority interest in consolidated subsidiaries ...............         28,425             18,306
Commitments and contingencies ................................             --                 --
Shareholders' equity:
  Common stock, $.01 par value; authorized 200,000 shares,
   issued 68,561 shares in 1999 and 67,935 shares in 1998 ....            686                679
  Additional paid-in capital .................................        274,603            273,157
  Retained earnings ..........................................        160,644            350,255
                                                                  -----------        -----------
                                                                      435,933            624,091
  Less: Common stock in treasury (at cost), 5,308 shares in
   1999 and 5,401 shares in 1998 .............................        (42,674)           (43,418)
                                                                  -----------        -----------
          Total shareholders' equity .........................        393,259            580,673
                                                                  -----------        -----------
                                                                  $ 1,204,865        $ 1,296,705
                                                                  ===========        ===========



           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         NOVACARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------------------------
                                                                  1999              1998               1997
                                                              -----------        -----------        ----------
Net revenues ............................................     $ 1,477,917        $ 1,037,571        $  516,925
Cost of services ........................................       1,267,491            857,418           405,356
                                                              -----------        -----------        ----------
    Gross profit ........................................         210,426            180,153           111,569
Selling, general and administrative expenses ............         162,719            144,002            96,897
Provision for uncollectible accounts ....................          42,540             18,287            13,514
Amortization of excess cost of net assets acquired ......          22,866             17,965            11,244
Provision for restructure ...............................          43,395                 --                --
                                                              -----------        -----------        ----------
    (Loss) from operations ..............................         (61,094)              (101)          (10,086)
Gain from issuance of subsidiary stock ..................           1,506             38,805                --
Investment (loss) income, net ...........................            (650)               594             1,374
Interest expense ........................................         (41,592)           (28,285)          (15,244)
Minority interest .......................................          (3,135)            (1,494)             (236)
                                                              -----------        -----------        ----------
    (Loss) income before income tax (benefit) provision .        (104,965)             9,519           (24,192)
Income tax (benefit) provision ..........................         (23,129)            12,733            (5,402)
                                                              -----------        -----------        ----------
    (Loss) income from continuing operations ............         (81,836)            (3,214)          (18,790)
(Loss) income from discontinued operations, net of tax ..         (76,936)            61,129            57,700
(Loss) on sale of discontinued operations, net of tax ...         (30,839)                --                --
                                                              -----------        -----------        ----------
    Net (loss) income ...................................     $  (189,611)       $    57,915        $   38,910
                                                              ===========        ===========        ==========
    (Loss) income per share from continuing operations:
        Basic ...........................................     $     (1.30)       $     (0.05)       $    (0.31)
                                                              ===========        ===========        ==========
        Assuming dilution ...............................     $     (1.30)       $     (0.05)       $    (0.31)
                                                              ===========        ===========        ==========
    Net (loss) earnings per share:
        Basic ...........................................     $     (3.02)       $      0.94        $     0.64
                                                              ===========        ===========        ==========
        Assuming dilution ...............................     $     (3.02)       $      0.94        $     0.64
                                                              ===========        ===========        ==========
     Weighted average number of shares outstanding:
        Basic ...........................................          62,837             61,742            61,031
                                                              ===========        ===========        ==========
        Assuming dilution ...............................          62,837             61,742            61,031
                                                              ===========        ===========        ==========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         NOVACARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                   COMMON
                                       SHARES ISSUED                STOCK                         ADDITIONAL
                                 -------------------------        ($.01 PAR        TREASURY         PAID-IN         RETAINED
                                  COMMON          TREASURY          VALUE)          STOCK           CAPITAL         EARNINGS
                                 ---------       ---------        ---------       ---------       ----------       ---------
Balance at June 30, 1996 ....       66,091          (3,190)       $     661       $ (23,465)       $ 253,918       $ 253,430
Issued in connection with
  employee benefit plans ....          539              17                5              11            4,284              --
Issued in connection with
  acquisitions ..............           --             344               --           2,474            1,713              --
Repurchase of common stock ..           --          (2,761)              --         (23,935)              --              --
Net income ..................           --              --               --              --               --          38,910
                                 ---------       ---------        ---------       ---------        ---------       ---------
Balance at June 30, 1997 ....       66,630          (5,590)             666         (44,915)         259,915         292,340
Issued in connection with
  employee benefit plans ....        1,305              59               13             465            9,674              --
Issued in connection with
  acquisitions ..............           --             130               --           1,032            3,568              --
Net income ..................           --              --               --              --               --          57,915
                                 ---------       ---------        ---------       ---------        ---------       ---------
Balance at June 30, 1998 ....       67,935          (5,401)             679         (43,418)         273,157         350,255
ISSUED IN CONNECTION WITH
  EMPLOYEE BENEFIT PLANS ....          583              93                7             744            1,249              --
ISSUED IN CONNECTION WITH
  ACQUISITIONS ..............           43              --               --              --              197              --
NET (LOSS) ..................           --              --               --              --               --        (189,611)
                                 ---------       ---------        ---------       ---------        ---------       ---------
BALANCE AT JUNE 30, 1999 ....       68,561          (5,308)       $     686       $ (42,674)       $ 274,603       $ 160,644
                                 =========       =========        =========       =========        =========       =========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         NOVACARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                               FOR THE YEARS ENDED JUNE 30,
                                                                       -------------------------------------------
                                                                          1999             1998             1997
                                                                       -----------      ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ................................................   $  (189,611)       $  57,915        $  38,910
Adjustments to reconcile net (loss) income to net
  cash flows from operating activities of continuing operations:
Loss (income) from discontinued operations, net ..................        76,936          (61,129)         (57,700)
Loss on sale of discontinued operations, net .....................        30,839               --               --
  Depreciation and amortization ..................................        44,924           39,799           28,290
  Minority interest ..............................................         3,135            1,494              236
  Provision for uncollectible accounts ...........................        42,540           18,287           13,514
  Deferred income taxes ..........................................       (11,070)          19,633            3,874
  Non-cash portion of nonrecurring items .........................        41,889          (38,805)              --
  Changes in assets and liabilities, net of
     effects from acquisitions and dispositions:
     Accounts and notes receivable ...............................       (46,545)         (48,412)         (37,746)
     Inventories .................................................        (6,476)         (14,377)           2,502
     Other current assets ........................................        (2,810)          (6,451)            (781)
     Accounts payable and accrued expenses .......................       (48,304)          30,559            3,807
     Current income taxes ........................................       (33,180)           1,705              123
     Other, net ..................................................        (5,182)            (887)          (1,660)
                                                                       ---------        ---------        ---------
  Net cash flows (used in) continuing operations ................       (102,915)            (669)          (6,631)
  Net cash flows from discontinued operations ...................         73,277           73,880           53,872
                                                                       ---------        ---------        ---------
     Net cash flows (used in) provided by operating activities ...       (29,638)          73,211           47,241
                                                                       ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for businesses acquired, net of cash acquired ...........       (61,053)        (180,558)        (164,149)
Additions to property and equipment of continuing operations .....       (22,187)         (17,894)         (14,804)
Additions to property and equipment of discontinued operations ...       (10,957)         (13,221)          (7,278)
Proceeds from the sale of investments ............................        17,001               --               --
Other, net .......................................................         2,849           (2,301)          (1,544)
                                                                       ---------        ---------        ---------
     Net cash flows used in investing activities .................       (74,347)        (213,974)        (187,775)
                                                                       ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt and credit arrangements .......................       429,525          470,640          263,200
Payment of debt and credit arrangements ..........................      (337,026)        (373,299)        (176,174)
Proceeds from subsidiary stock issued ............................             5           45,709               --
Proceeds from common stock issued ................................         1,998            7,757            3,750
Payment for purchase of treasury stock ...........................            --               --          (23,250)
                                                                       ---------        ---------        ---------
     Net cash flows provided by financing activities .............        94,502          150,807           67,526
                                                                       ---------        ---------        ---------
Net (decrease) increase in cash and cash equivalents .............        (9,483)          10,044          (73,008)
Cash and cash equivalents, beginning of year .....................        32,760           22,716           95,724
                                                                       ---------        ---------        ---------
Cash and cash equivalents, end of year ...........................     $  23,277        $  32,760        $  22,716
                                                                       =========        =========        =========



           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         NOVACARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations: NovaCare, Inc. ("NovaCare" or the "Company") is a national leader in two business segments: outpatient services and employee services. Outpatient services consist of providing outpatient, orthotic and prosthetic ("O&P") and occupational health rehabilitation services through a national network of patient care centers. Employee services are comprehensive, fully integrated outsourcing solutions to human resource issues, including payroll management, workers' compensation, risk management, benefits administration, unemployment services and human resource consulting services, and are generally provided to small and medium-sized businesses. The Company previously operated in a third segment, long-term care services, providing rehabilitation and healthcare consulting services on a contract basis to health care institutions, primarily long-term care facilities. This segment was disposed of on June 1, 1999.

    Operating Segments: The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 uses a "management approach" to defining and reporting the activities of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and capital decisions. The adoption of SFAS 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information provided in Note 16.

    Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries and companies effectively controlled through management agreements under the nominee structure. Under the terms of these agreements, the Company has absolute authority to change the nominee for an insignificant amount of consideration, as long as the nominee is duly certified in the state to which the management agreement pertains. Investments in 20% to 50% of the voting interest of affiliates are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. The Company recognizes a minority interest in its Consolidated Balance Sheets and Consolidated Statements of Operations for the portion of majority-owned subsidiaries attributable to its minority owners.

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


    Net Revenues: Net revenues for outpatient services are reported at the net realizable amounts from customers and third-party payers. The Company records revenue under discounted fee-for-service contracts as those services are provided. Revenue for capitation contracts is recorded in the period that beneficiaries are entitled to health care service. The cost of patient care under these arrangements are recorded in the period that the care is provided. The Company's contracts do not obligate it to provide care after the end of the contract period. Net revenues generated directly from Medicare and Medicaid reimbursement programs represented 20%, 11% and 15% of the Company's consolidated net revenues for fiscal 1999, 1998 and 1997, respectively. Fiscal intermediaries determine settlement amounts due to or receivable from Medicare and Medicaid programs. Management believes that adequate provision has been made in the Consolidated Financial Statements for potential adjustments resulting from such determinations.


    Employee services revenues and related costs of wages, salaries, and employment taxes pertaining to worksite employees are recognized in the period in which the employee performs the service. Because the Company is at risk for all of its direct costs, independently of whether payment is received from its clients, and consistent with industry practice, all amounts billed to clients for gross salaries and wages, related employment taxes, and health care and workers' compensation coverage are recognized as revenue by the Company. In addition to revenues recognized for direct costs, the Company recognizes revenues for amounts charged as service fees. Service fees are recognized as revenues during the period in which service is provided. The Company establishes an allowance for doubtful accounts based on prior experience.

    Inventories: Inventories consist of customized orthotic and prosthetic merchandise held for sale, work in process and raw materials and are carried at the lower of cost or market. Cost of inventories is determined by the first-in, first-out method.

                         NOVACARE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

    Property and Equipment: Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which principally range from three to seven years for property and equipment and 30 to 40 years for buildings. Assets under capital leases and leasehold improvements are amortized over the lesser of the lease term or the asset's estimated useful life. Property and equipment also include external and incremental internal costs incurred to develop major business systems. Capitalized software costs are amortized on a straight-line basis over three to five years. The cost of assets retired, sold or otherwise disposed of and the applicable accumulated depreciation are removed from the accounts, and the resultant gain or loss, if any, is reflected in the Consolidated Statements of Operations.

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

    Impairment of Long-Lived Assets: Effective July 1, 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which establishes accounting standards for the impairment of long-lived assets, certain identified intangible assets and goodwill related to those assets to be held and used and for long-lived assets and certain intangible assets to be disposed of. In accordance with SFAS No. 121, the Company reviews the realizability of long-lived assets, certain intangible assets and goodwill whenever events or circumstances occur which indicate recorded cost may not be recoverable. The Company also reviews the overall recoverability of goodwill based primarily on estimated future undiscounted cash flows.

    If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. In estimating future cash flows for determining whether an asset is impaired, and in measuring assets that are impaired, assets are grouped by geographic region because that is the level at which the Company manages and operates the business and that is the lowest level for which individual cash flow data is maintained.

    Other Assets: At June 30, 1999 other assets consist principally of deferred charges and miscellaneous receivables. At June 30, 1998 other assets consist principally of investments in affordable income housing partnerships, executive savings plan assets and miscellaneous receivables. Investments in affordable income housing partnerships are recorded at cost and are subject to an annual assessment as to carrying value. The executive savings plan is a non-qualified savings plan offered to Company executives. Contributions made to the fund by eligible employees are partially matched by the Company. Withdrawals from the fund by employees are limited to events specified by the plan.

    Workers' Compensation: The Company is contractually obligated to provide workers' compensation coverage for its employees and co-employees. Co-employees are defined as third-party worksite employees leased by the Company's employee services segment. The Company accomplishes this through a combination of various commercial insurance policies and self insurance programs. The Company records estimated accruals for workers compensation and health care claims, including estimates for incurred but not reported claims, based upon review of the claims activity and past experience. Management believes any differences which may arise between actual settlement of claims and reserves at June 30, 1999 would not have a material impact on the Company's financial position or results of operations.

    On July 1, 1997, the Company entered into a three-year contract with a commercial insurance company for worker's compensation coverage. Under this program, the Company's outpatient services segment and the long-term care services segment (classified as discontinued operations) worksite employees continue to be covered under a self insurance program. Third-party worksite employees are covered under a fixed cost insurance program, which is subject to certain per incident and aggregate deductibles.

    Income Taxes: The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

    Net (Loss) Income Per Share: Basic net (loss) income per share ("EPS") is calculated using the weighted average number of common shares outstanding during each period. Net (loss) income per share - assuming dilution, if diluted, is

                         NOVACARE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

calculated using basic EPS adjusted for the effects of stock options, contingently issuable shares under certain acquisition agreements and convertible subordinated debentures.

    Comprehensive Income: The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components of net income and other comprehensive income in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. For fiscal years 1999, 1998 and 1997 the Company's comprehensive income consists of only net income.

2.  FINANCIAL RESTRUCTURING PLAN

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended June 30, 1999, the Company reported a $189,611 net loss and, as of June 30, 1999, substantially all of the Company's debt is payable in less than one year. Subsequent to June 30, 1999, all amounts outstanding under the revolving credit facility were repaid, primarily from the net proceeds from the O&P sale and amounts available under the revolving credit facility were reduced to $35,000. Additionally, $37,305, the entire outstanding indebtedness of the O&P business, was assumed by the buyer of the business as discussed below. Of the remaining debt, $175,000 of convertible subordinated debentures is due on January 15, 2000. The Company's ability to make its scheduled debt payments when due is dependent on a number of future actions, the outcomes of which are uncertain.


    As described above, to partially reduce the Company's debt leverage, on July 1, 1999, the Company sold its O&P business to Hanger Orthopedic Group, Inc. ("Hanger") for $445,000, including $408,000 in cash and the assumption of seller notes of $37,000. Of the purchase price, the Company has placed $15,000 in escrow in conjunction with a $94,000 working capital guarantee to Hanger. The final working capital amount is expected to be settled by no later than October 29, 1999. The proceeds from the transaction were used to satisfy the entire balance of the Company's revolving credit facility, with approximately $37,000 remaining after transaction-related costs. These funds have been temporarily invested to satisfy working capital requirements and future maturities of other debt obligations. Net revenues, gross profit and income from operations of the O&P business for fiscal 1999 was $278,820, $67,454 and $41,602, respectively.


    Subsequent to the O&P sale, the Company's balance sheet remained highly leveraged and management has proposed a financial restructuring plan to its stockholders in a proxy statement dated August 13, 1999, as amended through September 10, 1999. A special meeting of the Company's stockholders is to be held on September 21, 1999 (the "Special Meeting") to consider and vote upon proposals to approve: (i) the sale of the Company's outpatient physical therapy and occupational health rehabilitation services business (the "PROH Sale"), (ii) the sale of the Company's interest in NovaCare Employee Services, Inc. (the "NCES Sale") and (iii) the adoption of a restructuring proposal.

    On September 8, 1999, the Company entered into a definitive agreement, subject to certain conditions, to tender its 64% (67% as of June 30, 1999) ownership interest in the outstanding stock of NCES at the price of $2.50 per share, or an aggregate amount of $48,500. The agreement was reached in conjunction with a definitive agreement by NCES to sell NCES to an investment group comprising Patricof & Co. Ventures, Fidelity Ventures Limited and AFLAC Incorporated (the "Investors"). Under the terms of the agreement by NCES, a new private company, established by the Investors, will acquire all the stock of NCES at a price of $2.50 per share of common stock. The Investors intend to effect the purchase through a cash tender offer to NCES stockholders, which will commence on September 15, 1999, and a subsequent merger of NCES into a new private company managed by the Investors. The Company's tender offer of its ownership interest in NCES is subject to the Company's stockholders approval at the Special Meeting and the satisfaction of customary closing conditions. The NCES tender offer is expected to close during October 1999. In the event that the stockholders of NovaCare vote in favor of the NCES sale, NovaCare intends to vote all its shares of NCES in favor of a sale of NCES. As the owner of 64% of the outstanding stock of NCES, NovaCare has the ability to approve such a sale under Delaware law. The Company expects to record an insignificant pretax gain on the sale of NCES.

    The Company is in the process of seeking buyers for its PROH business. While to date no definitive agreement has been entered into with respect to the PROH Sale, the Company is seeking stockholder approval at the Special Meeting to proceed with the sale when a suitable buyer is identified and a definitive agreement is negotiated with such buyer. The consummation of the PROH Sale would

                         NOVACARE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

be subject to the receipt by the Company of not less than $200,000 in cash and assumption of debt, obtaining a fairness opinion from the Company's financial advisors in connection with the sale and approval by the Board of Directors of the Company of the terms of a definitive sale agreement. The Company has estimated that a valuation of $200,000 for PROH will result in a loss of approximately $312,120. Management believes that any increase in purchase price would result in a direct reduction of the loss. The estimated minimum sales price is based on management's analysis of the business and comparable valuations of public and private businesses similar to those of PROH. The amount the Company will ultimately realize could differ materially from the amount assumed by management in estimating the loss on the proposed disposition of the PROH business.

    If the restructuring proposal is approved at the Special Meeting, the Company intends to seek to reinvest the net proceeds to the Company from the PROH Sale and the NCES Sale, after the payment of the Company's $175,000 convertible subordinated debentures due January 15, 2000 and certain other liabilities, in a new business or businesses. Any such reinvestment would be subject to the further vote and approval of the stockholders of the Company. If the Company is unable, or chooses not, to reinvest any proceeds in a new business or businesses, the Company will liquidate.

    If either the PROH Sale is not approved by the stockholders or the conditions to the PROH Sale are not met, the Board of Directors will explore the alternatives then available for the future of the Company. Such alternatives include (i) refinancing the convertible subordinated debentures through a combination of private equity and/or public or private debt, which management believes would demand a high interest rate due to the Company's highly leveraged position and, moreover, there is no assurance that such financing could be obtained, and (ii) in the event the $200,000 sale price condition is not met, seeking to obtain stockholder approval of a sale of PROH at a lower price. In the event that the NCES Sale is not approved by the stockholders or the closing conditions are not met, the Board of Directors will explore the alternatives then available to the Company. Such alternatives include (i) negotiate the NCES Sale with another buyer, (ii) distribute the Company's interest in NCES to NovaCare stockholders pro-rata as a dividend, and (iii) pay existing indebtedness of the Company with shares of NCES's stock (provided such stock is valued at not less than $2.50 per share). If the stockholders do not approve the restructuring proposal, the Company's Board of Directors will explore the alternatives then available for the future of the Company, including (i) presenting a new investment opportunity to stockholders or (ii) liquidating the Company. If the $175,000 convertible subordinated debentures cannot be paid due to the Company's inability to (i) obtain stockholder approval of the PROH sale,
(ii) meet the conditions of the PROH sale or (iii) secure refinancing in the event PROH is not sold, the alternatives available to the Company will be limited to (i) a sale of the Company, (ii) negotiating alternative debenture payment terms, including conversion to common stock, and (iii) protection under the Bankruptcy Code. The Company is unable to predict the ultimate outcome of the stockholder vote on these matters or the likelihood of successfully concluding any other available alternative.

3.  NET (LOSS) INCOME PER SHARE


    A reconciliation of (loss) income per share from continuing operations, discontinued operations and on the sale of discontinued operations and net
(loss) income per share - all basic and assuming dilution is as follows:



                                                                                  YEARS ENDED JUNE 30,
                                                                           ---------------------------------
                                                                              1999         1998       1997
                                                                           ----------    --------   --------
(Loss) income from continuing operations ...............................   $  (81,836)   $ (3,214)  $(18,790)
(Loss) income from discontinued operations .............................      (76,936)     61,129     57,700
(Loss) from the sale of discontinued operations ........................      (30,839)         --         --
                                                                           ----------    --------   --------
Net (loss) income ......................................................   $ (189,611)   $ 57,915   $ 38,910
                                                                           ==========    ========   ========
Weighted average shares outstanding:
    Weighted average shares outstanding-- basic and assuming dilution ..       62,837      61,742     61,031
                                                                           ==========    ========   ========
(Loss) income per share from continuing operations:
    Basic and assuming dilution ........................................   $    (1.30)   $  (0.05)  $   (.31)
                                                                           ==========    ========   ========
(Loss) income per share from discontinued operations, net of tax:
    Basic and assuming dilution ........................................   $    (1.23)   $   0.99   $   0.95
                                                                           ==========    ========   ========
(Loss) per share on the sale of discontinued
  operations, net of tax:
    Basic and assuming dilution ........................................   $    (0.49)   $     --   $     --
                                                                           ==========    ========   ========
Net (loss) income per share:
    Basic and assuming dilution ........................................   $    (3.02)   $   0.94   $   0.64
                                                                           ==========    ========   ========

                         NOVACARE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The Company did not include convertible subordinated debentures, equivalent to 6,567 shares of common stock, options to purchase 2,432, 83, or 1,631 shares in fiscal 1999, 1998 or 1997, respectively, or contingently issuable shares of 41 or 119 in fiscal 1998 or 1997, respectively, because their effects are antidilutive. There were no transactions that occurred subsequent to June 30, 1999 that would have materially changed the number of shares used in computing any of the per share amounts presented.

4.  PROVISION FOR RESTRUCTURE - NET

    During fiscal 1999, the Company's continuing operations reflected provisions for restructure, net totaling $43,295. These provisions were recognized among its operating segments as follows:

Outpatient services ................................   $30,225
Employee services ..................................       910
Unallocated selling, general and administrative ....    12,260
                                                       -------
Total ..............................................   $43,395
                                                       =======

        The provisions consisted of the following:



Write-down of excess cost of net assets acquired, net ..   $28,300
Employee severance and related costs ...................     5,431
Lease and technology agreement mitigation costs ........     8,979
Write-down of property and equipment ...................       685
                                                           -------
  Total ................................................   $43,395
                                                           =======


    During fiscal 1999, the Company recorded a provision for restructure of $30,200 in connection with its decision to exit certain non-strategic markets served by its physical rehabilitation and occupational health ("PROH") business within its outpatient services segment. The markets consisted of 40 PROH clinics. This decision resulted in a write-down of the value of the related assets to estimated net realizable value. The provision for restructure consists principally of the write-down of excess cost of net assets acquired, net ($28,300). The clinics to be disposed of had annualized net revenues of approximately $16,600 and annualized operating profit of approximately $200. At June 30, 1999, five of the clinics have been sold for proceeds totaling $923. The net book value of the remaining assets to be sold is approximately $4,991. The Company is reevaluating the decision to dispose of these clinics in light of the proposed PROH sale.

     As a result of the Company's decision to exit the long-term care services operating segment and sell the O&P business included in its outpatient services segment, the services the Company required of its employee services segment were substantially reduced. The Company's employee services segment recorded a provision for restructure of $910, consisting principally of employee severance costs for 49 employees working at its corporate headquarters and lease mitigation costs, to reflect the impact of this decision. As of June 30, 1999, 32 employees have been terminated related to this charge.

     Also as a result of the Company's decision to exit the long-term care services operating segment and sell the O&P business, the Company has implemented a program to substantially reduce its unallocated selling, general and administrative costs incurred at its Corporate headquarters. This program (with an aggregate provision of $12,260) involves the termination of 74 employees ($3,060), lease termination cost ($4,800) and equipment and long-term information service agreement buyouts ($4,400). All of these costs are expected to be expended by June 30, 2000.

     A summary of the activity related to the fiscal 1999 provisions for restructure, net is as follows:


Provision for restructure, net ..................................    $ 43,395
Less noncash write-down of excess cost of net assets acquired ...     (28,300)
Less noncash write-down of property and equipment ...............        (685)
Payments and other reductions ...................................      (1,178)
                                                                     --------
Accrued provision for restructure, June 30, 1999 ................    $ 13,232
                                                                     ========

                         NOVACARE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

5.  DISCONTINUED OPERATIONS

    During fiscal 1999, the Company experienced a severe decline in revenues and profitability in its long-term care services operating segment. The revenue decline resulted from a combination of reduced patient volume (primarily related to fewer therapy patients per customer facility and fewer treatments per patient) and lower prices. The lower prices in turn reflected reduced reimbursement rates from the Medicare program for contract therapy services. The Company implemented a revised operating model in an attempt to mitigate the effects of the lower reimbursement rates, but continued to experience declining profitability because it could not sufficiently lower its costs to match the decline in revenues.

    In fiscal 1998, the Company recorded a provision for restructure of $23,500 to recognize the costs of converting to its revised operating model. This provision was recorded based on the anticipated impact of the changes the Medicare reimbursement system mandated by the Balanced Budget Act of 1997 (the "BBA"). The provision related principally to severance costs associated with personnel changes required by the Company's revised operating model and anticipated the severance of approximately 2,975 employees. During fiscal 1999, it became apparent that a portion of this fiscal 1998 charge would not be required. A significant portion of the employee base covered by the restructure reserve voluntarily resigned to seek new employment or obtained employment with customers when these customer facilities converted to in-house therapy programs. Ultimately, 1,441 employees were terminated related to this provision and $13,300 was reversed.

    In fiscal 1999, the Company recorded a provision for restructure of $111,947 related to its decision to completely exit certain long-term care markets, principally in the Western United States, where it was determined that low customer and therapist concentration would preclude a return to profitability. These markets included California, Colorado, Texas and the Northwest. The Company determined that it would be unable to recover its investment in long-lived assets in the long-term care operating segment and, accordingly, wrote down all of its investment in these assets and recognized the cost, consisting principally of employee severance costs, of exiting the selected markets. The exit plan called for the termination of approximately 1,300 employees, of which 1,200 were direct care providers in the geographic regions exited and the remainder were general and administrative personnel. As of June 30, 1999, 1,198 of the affected employees have been terminated.

    The provisions for restructure for the long-term care services segment consisted of the following:


                                                              YEARS ENDED JUNE 30,
                                                            ------------------------
                                                              1999            1998
                                                            --------        --------
Write-down of excess cost of net assets acquired, net ..    $ 73,716        $     --
Write-down of property and equipment ...................      20,748             360
Employee severance and other ...........................      17,483          23,140
Reversal of prior year provision .......................     (13,300)             --
                                                            --------        --------
Total ..................................................    $ 98,647        $ 23,500
                                                            ========        ========

     A summary of the activity related to the fiscal 1999 and 1998 provisions for restructure for the long-term care services operating segment is as following:



                                                          YEARS ENDED JUNE 30,
                                                       --------------------------
                                                          1999             1998
                                                       ---------        ---------
Beginning balance ..................................   $  22,348        $      --
Provision for restructure ..........................     111,947           23,500
Reversal of prior year provision for restructure ...     (13,300)              --
Less non-cash portion, principally asset
   write-offs ......................................     (94,464)            (360)
Payments and other reductions ......................     (23,325)            (792)
                                                       ---------        ---------
Ending balance .....................................   $   3,206        $  22,348
                                                       =========        =========


    In spite of these actions, the Company determined that its remaining operations were unlikely to achieve a sufficient level of profitability to justify continued operations. Accordingly, the Company sold its remaining

                         NOVACARE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

long-term care operations to Chance Murphy, Inc. as of June 1, 1999 for a nominal amount and issued a working capital guarantee of $30,000 to the buyer. The Company's hospital contracting business, which is immaterial, previously classified in the Company's long-term care services segment disclosure was not transferred as part of the sale. The Company has restated its prior Consolidated Financial Statements to present the operating results of the long-term care services segment as a discontinued operation.

    A provision for loss on discontinued operations has been recorded based on management's best estimates of the amounts expected to be realized on the sale of the long-term care services operations. While management's estimates are based on an analysis of the sale transaction, the amounts the Company will ultimately realize could differ materially from the amounts assumed in computing the loss anticipated on the final disposal of the discontinued operations. In connection with the sale of the long-term care services segment, the Company recognized a pretax loss of $36,676 ($30,839 after-tax) which included the $30,000 working capital guarantee and the write down of certain property and equipment and other assets. Results of operations for the long-term care services operating segment consisted of the following:


                                                   YEARS ENDED JUNE 30,
                                        ------------------------------------------
                                           1999             1998            1997
                                        ---------        ---------       ---------
Net revenues .......................    $ 351,128        $ 634,534       $ 549,526
(Loss) income before income taxes ..      (84,616)          90,027          90,993
Income tax (benefit) provision .....       (7,680)          28,898          33,293
Net (loss) income ..................    $ (76,936)       $  61,129       $  57,700

    Net assets of discontinued operations consist of the following:



                                                         AS OF JUNE 30,
                                                   --------------------------
                                                      1999             1998
                                                   ---------        ---------
Accounts receivable from closed operations,
    net ........................................   $  13,660        $ 150,422
Accounts receivable from sold operation, net ...      42,702               --
Property and equipment, net ....................          --           19,414
Excess cost of net assets acquired, net ........          --           75,446
Deferred income tax assets .....................          --           12,792
Other receivables ..............................      21,906            9,021
Other assets ...................................       4,421            9,128
Accounts payable and accrued expenses ..........      (9,501)         (47,441)
Working capital guarantee ......................     (28,800)              --
Deferred income tax liabilities ................          --          (11,896)
                                                   ---------        ---------
Total ..........................................   $  44,388        $ 216,886
                                                   =========        =========


    Other receivables consist of amounts due from customers related to the Company's indemnification of the customer for disallowed Medicare charges.

6.  GAIN FROM ISSUANCE OF SUBSIDIARY STOCK

    In fiscal 1998, NCES completed an initial public offering, converted its manditorily redeemable common stock, and issued common stock to former owners of acquired businesses. In fiscal 1999, NCES issued additional common stock to former owners of acquired businesses. As a result of these common stock transactions, the Company's percentage ownership of NCES decreased to 66.7% at June 30, 1999 from 70.9% and 98.7% at June 30, 1998 and 1997, respectively. The initial public offering included 5,750 shares of NCES common stock issued at $9.00 per share. Proceeds received by NCES, net of underwriting costs, were $45,709.

    In fiscal 1999 and 1998, the Company recorded pretax gains of $1,506 and $38,805 ($1,506 and $22,895 after-tax, respectively), representing the difference between the Company's historical cost of its investment in NCES and its portion of NCES equity.

                         NOVACARE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

7.  ACQUISITION AND JOINT VENTURE TRANSACTIONS

    During the year ended June 30, 1999, the Company acquired four outpatient services businesses consisting of one PROH business and three O&P businesses; and two employee services businesses. During the year ended June 30, 1998, the Company acquired 90 outpatient services businesses consisting of 48 PROH and 42 O&P businesses; and two employee services businesses.

    The following unaudited pro forma consolidated results of operations of the Company give effect to each of the acquisitions as if they occurred on July 1, 1997:


                                                       YEARS ENDED JUNE 30,
                                                ----------------------------------
                                                     1999                 1998
                                                -------------        -------------
Net revenues .................................   $   1,487,391        $   1,243,906
(Loss) income from continuing operations......         (81,697)               2,420
(Loss) income from continuing operations
    per share-basic and assuming dilution.....   $       (1.30)       $        0.04



    The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made as of July 1, 1997, or the results that may occur in the future.

    Information with respect to businesses acquired in purchase transactions is as follows (the allocation for fiscal 1999 acquisitions is preliminary):


                                               AS OF JUNE 30,
                                         --------------------------
                                            1999             1998
                                         ---------        ---------
Excess cost of net assets acquired ...   $ 805,710        $ 745,473
Less: accumulated amortization .......     (75,763)         (53,190)
                                         ---------        ---------
                                         $ 729,947        $ 692,283
                                         =========        =========


                                                              YEARS ENDED JUNE 30,
                                                           --------------------------
                                                              1999             1998
                                                           ---------        ---------
Cash paid (net of cash acquired) ......................    $  46,067        $ 146,643
Deferred purchase price obligations ...................          600            4,600
Notes issued ..........................................        4,825           50,754
Closing costs & other .................................        1,689            9,528
Subsidiary stock issued................................        4,200            7,590
                                                           ---------        ---------
                                                              57,964          219,115
Liabilities assumed ...................................        4,423           26,724
                                                           ---------        ---------
                                                              61,804          245,839
Fair value of assets acquired, principally accounts
  receivable and property and equipment ...............       (4,900)         (43,247)
                                                           ---------        ---------
Cost in excess of fair value of net assets acquired ...    $  56,904        $ 202,592
                                                           =========        =========


    Certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. The Company records the contingent consideration as an addition to purchase price when the conditions of the contingency are met. Aggregate contingent payments in connection with these acquisitions at June 30, 1999 of approximately $50,794 in cash has not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. During the fiscal years ended June 30, 1999, 1998 and 1997, the Company paid $14,986, $33,935 and $15,223, respectively, in cash and issued 43, 130 and 344 shares of common stock, respectively, in connection with businesses acquired in prior years.

                         NOVACARE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

    Deferred purchase price obligations represent guaranteed purchase price amounts due to former owners of businesses acquired. Obligations of $14,829 are accrued at June 30, 1999, and are included in accounts payable and accrued expenses.

    The Company has formed several joint ventures. The carrying value of these investments is $15,120 and $14,881 at June 30, 1999 and 1998, respectively. The Company accounts for investments in joint ventures by the equity method.

8.  INVENTORIES

    Inventories consisted of the following:


                                 AS OF JUNE 30,
                             ---------------------
                               1999          1998
                             -------       -------
Materials and supplies ..    $28,859       $24,068
Work in process .........     12,112        10,840
Finished goods ..........      3,680         3,299
                             -------       -------
                             $44,651       $38,207
                             =======       =======


9.  PROPERTY AND EQUIPMENT

    The components of property and equipment were as follows:


                                                            AS OF JUNE 30,
                                                      --------------------------
                                                         1999             1998
                                                      ---------        ---------
Land and buildings ................................   $   1,779        $   2,005
Property, equipment and furniture .................      59,058           60,656
Capitalized software ..............................      33,218           19,155
Leasehold improvements ............................      28,600           23,239
                                                      ---------        ---------
                                                        122,655          105,055
Less: accumulated depreciation and amortization ...     (62,911)         (43,612)
                                                      ---------        ---------
                                                      $  59,744        $  61,443
                                                      =========        =========


    Depreciation and amortization expense, including depreciation of property under capital leases, for fiscal 1999, 1998, and 1997 was $22,058, $21,834 and $17,046, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses are summarized as follows:


                                                              AS OF JUNE 30,
                                                         -----------------------
                                                           1999           1998
                                                         --------       --------
Accounts payable .....................................   $ 19,463       $ 12,806
Accrued compensation and benefits ....................     54,123         72,961
Deferred and contingent purchase price obligations ...     14,829          8,756
Accrued provision for restructure ....................     13,232             --
Accrued workers' compensation and health claims ......     10,528         24,999
Accrued interest .....................................      8,042          7,080
Other ................................................     11,093         18,982
                                                         --------       --------
                                                         $131,310       $145,584
                                                         ========       ========

                         NOVACARE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

11. FINANCING ARRANGEMENTS

    Financing arrangements consisted of the following:


                                                              AS OF JUNE 30,
                                                         -----------------------
                                                           1999           1998
                                                         --------       --------
Revolving credit facility due December 31, 1999 .......  $347,000       $227,500
Convertible subordinated debentures (5.5%), due
  January 15, 2000 ....................................   175,000        175,000
Subordinated promissory notes (5% to 10%), payable
  through 2007 ........................................    78,584         98,318
$25,000 revolving credit facility of subsidiary, due
  November 17, 2000 ...................................     2,000             --
Other .................................................     2,973          7,564
                                                         --------       --------
                                                          605,557        508,382
Less: current portion .................................   551,320         32,074
                                                         --------       --------
                                                         $ 54,237       $476,308
                                                         ========       ========


    The Company has a revolving credit facility with a syndicate of lenders that is collateralized by substantially all of the common stock of the Company's subsidiaries and accounts receivable. The maximum amount available at June 30, 1999 was $400,000.

     The terms of the facility were amended during fiscal 1999 to shorten the maturity date from June 30, 2003 to December 31, 1999 and to change the interest rate from the London Interbank Offered Rate ("LIBOR") plus a range of 0.875% to 1.5%, depending on certain financial ratios, to LIBOR plus 3% (weighted average rate 8.77% at June 30, 1999). The Company has accounted for the payment to amend the revolving credit facility agreement, which decreased the borrowing capacity of the Company, as interest expense. The Company records the charges related to commitment fees as interest expense in the period the commitment was received. The Company is also charged a commitment fee of .50% on the average daily available balance. The weighted average interest rate of the facility during fiscal 1999 was 7.1%.

     The entire amount of the facility outstanding at June 30, 1999 was repaid on July 1, 1999 from the proceeds of the O&P sale. Subsequent to such repayment, the maximum amount available under the facility was reduced to $35,000 and the financial covenants were removed. The amount available under the facility is further reduced by outstanding letters of credit, which were $1,087 at June 30, 1999.

     NCES has a revolving credit facility with a syndicate of lenders that is collateralized by a pledge of (i) NCES's subsidiaries' common stock, (ii) the assets of NCES and its subsidiaries, and (iii) the Company's interest in the common stock of NCES. The facility carries an interest rate, depending on certain financial ratios, equal to (i) LIBOR plus a range of 1.375% to 2.5% or
(ii) the lead lending bank's prime rate plus a range of 0.125% to 1.25% (7.75% at June 30, 1999). As of June 30, 1999, $23,000 was available under the facility. The weighted average interest rate of the facility during fiscal 1999 was 7.7%.

    The Company has issued $175,000 of convertible subordinated debentures due January 15, 2000 priced at par to yield 5.5%. The debentures are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $26.65 per share. The debentures are redeemable, in whole or in part, at the option of the Company. There is no sinking fund applicable to the debentures.

    The fair value of the convertible subordinated debentures, based on quoted market prices at June 30, 1999 and 1998, was $161,219 and $166,700, respectively. The estimated fair value of all other debt and financing arrangements approximates carrying value.

                         NOVACARE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


    At June 30, 1999, aggregate annual maturities of financing arrangements were as follows for the next five fiscal years and thereafter:


FISCAL YEAR
-----------
2000 ...........     $551,320
2001 ...........       23,422
2002 ...........       17,863
2003 ...........        8,585
2004 ...........        1,746
Thereafter .....        2,621
                     --------
                     $605,557
                     ========

    Interest paid on debt during fiscal 1999, 1998 and 1997 amounted to $36,692, $21,676 and $18,120, respectively.

12. OPERATING LEASES

    The Company rents office space and equipment under non-cancelable operating leases. In an effort to leverage its purchasing power with lessors, the Company has leased, and concurrently subleased, office space to companies that are controlled by the Company's Chairman. The Company is fully reimbursed for its lease costs for this office space under non-cancelable sublease agreements. Total rent expense charged to operations was $47,882, $37,850 and $27,141 in fiscal 1999, 1998 and 1997, respectively.

         Future minimum lease payments for all non-cancelable leases as of June 30, 1999 are as follows:


FISCAL YEAR           OPERATING LEASES         SUBLEASES
-----------           ----------------         ---------
2000 ...............     $ 39,026               $    395
2001 ...............       30,381                    253
2002 ...............       23,723                    127
2003 ...............       15,274                     44
2004 ...............        6,649                     --
Thereafter .........        7,408                     --
                         --------               --------
Total ..............     $122,461               $    819
                         ========               ========


13.  INCOME TAXES

    The components of income tax expense were as follows:


                              YEARS ENDED JUNE 30,
                    ----------------------------------------
                      1999            1998            1997
                    --------        --------        --------
Current:
  Federal .....     $(18,632)       $ (9,653)       $(10,075)
  State .......        6,573           2,752             799
                    --------        --------        --------
                     (12,059)         (6,901)         (9,276)
                    --------        --------        --------
Deferred:
  Federal .....       (7,610)         15,280           3,016
  State .......       (3,460)          4,354             858
                    --------        --------        --------
                     (11,070)         19,634           3,874
                    --------        --------        --------
                    $(23,129)       $ 12,733        $ (5,402)
                    ========        ========        ========

                         NOVACARE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The components of net deferred tax assets (liabilities) as of June 30, 1999 and 1998 were as follows:


                                                                 AS OF JUNE 30,
                                                            ------------------------
                                                              1999            1998
                                                            --------        --------
Accruals and reserves not currently deductible
  for tax purposes ......................................   $  3,521        $  4,321
Restructure reserves ....................................     13,584             285
Net operating loss and tax credit carryforwards .........     49,020              --
Other ...................................................         --              68
                                                            --------        --------
Gross deferred tax assets ...............................     66,125           4,674
Valuation allowance .....................................    (27,034)             --
                                                            --------        --------
    Net deferred tax assets .............................     39,091           4,674
                                                            --------        --------
Expenses capitalized for financial statement purposes ...    (18,249)        (13,104)
Depreciation and capital leases .........................       (239)           (238)
Gain from issuance of subsidiary stock ..................    (14,109)        (15,600)
Other, net ..............................................     (6,494)           (229)
                                                            --------        --------
  Gross deferred tax liabilities ........................    (39,091)        (29,171)
                                                            --------        --------
  Net deferred tax asset (liability) ....................   $     --        $(24,497)
                                                            ========        ========



    The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which relate to Federal and state net operating loss carry forwards, in excess of amounts carried back to prior years, and tax credit carryforwards that may not be realized. The change in the valuation allowance for the fiscal year ended June 30, 1999, is as follows:



Balance at beginning of year .........................................   $     --
Increase related to deferred tax assets for net operating loss and
  tax credits which may not be realized ..............................    (27,034)
                                                                         --------

Balance at end of year ...............................................   $(27,034)
                                                                         ========


    The Company has available net operating loss carryforwards of approximately $82,857 for tax purposes to offset future taxable income. The net operating loss carryforwards expire principally in 2018. The Company has $1,500 of alternative minimum tax credits that have no expiration and $2,520 of low income housing credits which expire in 2018.

                         NOVACARE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory tax rate to income before income taxes) to actual tax (benefit) expense was as follows:


                                                   YEARS ENDED JUNE 30,
                                        ----------------------------------------
                                          1999            1998            1997
                                        --------        --------        --------
Expected federal income tax
 expense (benefit) .................   $(36,738)       $  3,332        $ (8,331)
State income taxes,
 less federal benefit ..............      2,023           4,618           1,077
Dividend exclusion and
 non-taxable interest income .......         --              --              59
Non-deductible nonrecurring items ..        259             383             235
Non-deductible amortization of
 excess cost of net assets
 acquired ..........................      8,914           3,751           2,325
Federal valuation allowance ........      1,500              --              --
Other, net .........................        913             649            (767)
                                        --------        --------        --------
                                       $(23,129)       $ 12,733        $ (5,402)
                                        ========        ========        ========

    Income taxes paid during fiscal 1999, 1998 and 1997 amounted to $8,325, $15,359 and $21,981, respectively.

14. MINORITY INTEREST

    Minority interest resulted from investments in the following entities:


                                         AS OF JUNE 30,
                                      ---------------------
                                       1999          1998
                                      -------       -------
NovaCare Employee Services, Inc ...   $28,173       $17,863
All other entities ................       252           443
                                      -------       -------
                                      $28,425       $18,306
                                      =======       =======

    During fiscal 1999 and 1998, NCES issued equity instruments on its own behalf. The Company recognizes a minority interest liability for NCES equity issued to third-party investors plus the portion of NCES net income attributable to those investors.

15. BENEFIT PLANS

  Stock Option Plans:


The Company's stock option plans, as amended, provide for issuance of options to purchase up to 8,600 shares of common stock to employees, officers and directors. Under the plans, substantially all options are granted for a term of up to 10 years at prices equal to the fair market value at the date of grant and vest ratably over five years.

                         NOVACARE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The following summarizes the activity of the stock option plans:


                                                             YEARS ENDED JUNE 30,
                                            -----------------------------------------------------
                                                  1999               1998               1997
                                            ----------------   ----------------   ---------------
Options:
  Outstanding at beginning of year........             2,783              2,900             3,188
  Granted.................................             4,260              1,020               551
  Exercised...............................               (17)              (881)             (364)
  Canceled................................            (2,596)              (256)             (475)
                                            ----------------   ----------------   ---------------
  Outstanding at end of year..............             4,430              2,783             2,900
                                            ================   ================   ===============
Option price per share ranges:
  Outstanding at beginning of year........  $  .12 -- $20.58   $  .09 -- $20.58   $ .09 -- $20.58
  Granted.................................    1.25 --  11.50    12.94 --  13.56    7.38 --  13.38
  Exercised...............................     .12 --   7.19      .09 --  14.25     .09 --  10.63
  Canceled................................     .12 --  20.58      .09 --  16.50    2.00 --  16.50
  Outstanding at end of year..............  $  .12 -- $20.58   $  .12 -- $20.58   $ .09 -- $20.58
Options exercisable at end of year........             1,007              1,074             1,464
Exercisable option price ranges...........  $  .12 -- $20.58   $  .12 -- $20.58   $ .09 -- $20.58
Options available for grant at end of
  year under stock option plans...........               419                267             1,034


  Other Stock Awards:

During 1997, the President of the Company was granted 850 options to purchase the Company's common stock at an exercise price equal to the fair market value on the grant date.

    The following summarizes the other stock award activity:


                                                          YEARS ENDED JUNE 30,
                                         -------------------------------------------------------
                                               1999               1998                1997
                                         ----------------   ----------------    ----------------
Options:
  Outstanding at beginning of year....              4,100              4,404               3,554
  Granted.............................                150                 --                 850
  Exercised...........................                 --               (304)                 --
  Canceled............................                 --                 --                  --
                                         ----------------   ----------------    ----------------
  Outstanding at end of year..........              4,250              4,100               4,404
                                         ================   ================    ================
Option price per share:
  Outstanding at beginning of year....   $ 4.88 -- $10.88   $ 2.25 -- $10.88    $ 2.25 -- $ 6.88
  Granted.............................              11.50                 --               10.88
  Exercised...........................                --      2.25 --   6.88                  --
  Canceled............................                --                  --                  --
  Outstanding at end of year..........   $ 4.88 -- $11.50   $ 2.25 -- $10.88    $ 2.25 -- $10.88
Options exercisable at end of year....              2,950              2,800               2,254
Exercisable option price ranges.......   $ 4.88 -- $10.88   $ 4.88 -- $10.88    $ 2.25 -- $10.88

                         NOVACARE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the plans. The table below sets forth the pro forma information as if the Company had adopted the compensation recognition provisions of SFAS 123:


                                                      YEARS ENDED JUNE 30,
                                                  ----------------------------
                                                   1999       1998       1997
                                                  ------     ------     ------
Increase/decrease to:
  Net loss/net income .....................       $1,654     $2,794     $5,268
  Net loss/net income per share-basic .....          .03        .05        .09
  Net loss/net income per share-assuming
    dilution ..............................       $  .03     $  .05     $  .09
Assumptions:
  Expected life (years) ...................          4.0        4.0        4.0
  Risk-free interest rate .................         4.63%      5.92%      6.53%
  Volatility ..............................        66.00%     37.00%     44.00%
  Dividend yield ..........................          N/A        N/A        N/A



    The weighted average fair value of the stock options, calculated using the Black-Scholes option pricing model, granted during the fiscal years ended June 30, 1999, 1998 and 1997 is $1.66, $4.93 and $4.54, respectively. The remaining contractual life of all options granted as of June 30, 1999 is 6.73 years.


  Retirement Plans:

    The Company has defined contribution 401(k) plans covering substantially all of its employees. Company contributions for fiscal 1999, 1998 and 1997 were $5,193, $4,508 and $3,916, respectively. The Company established a non-qualified supplemental benefit plan covering certain key employees. The Company's matching contributions were $845, $859 and $224 for fiscal 1999, 1998 and 1997, respectively.

16.  OPERATING SEGMENTS

     The accounting policies of the Company's operating segments are the same as those described in Note 1, Nature of Operations. Intrasegment revenue relates to the provision of services by the employee services segment to the outpatient and discontinued long-term care segments. The Company evaluates the performance of its segments and allocates resources to them based on income from operations and earnings before interest, income taxes, depreciation and amortization and provision for restructure ("EBITDA"). EBITDA is not a measure of performance under Generally Accepted Accounting Principles ("GAAP"). While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as a criterion in evaluating health care companies. The Company does not allocate investment income, interest expense, gain on sale of subsidiary stock or minority interest for management reporting purposes. Unallocated assets consist principally of cash and cash equivalents, deferred income taxes, property and equipment and other assets.

                         NOVACARE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

    Operating results and other financial data are presented for the principal operating segments of the Company as follows:


                                                                    YEARS ENDED JUNE 30,
                                                      -------------------------------------------------
                                                          1999               1998               1997
                                                      -----------        -----------        -----------
NET REVENUES:
  Outpatient services .............................   $   618,782        $   535,282        $   378,021
  Employee services ...............................     1,544,622          1,271,757            394,193
                                                      -----------        -----------        -----------
          Total ...................................     2,163,404          1,807,039            772,214
  Intrasegment elimination -- employee services ...      (685,487)          (769,468)          (255,289)
                                                      -----------        -----------        -----------
     Consolidated net revenues ....................   $ 1,477,917        $ 1,037,571        $   516,925
                                                      ===========        ===========        ===========
GROSS PROFIT:
  Outpatient services .............................   $   182,753        $   163,750        $   111,465
  Employee services ...............................        64,001             41,547             12,238
  Intrasegment elimination -- employee services ...       (26,641)           (16,646)            (5,712)
                                                      -----------        -----------        -----------
          Total ...................................       220,113            188,651            117,991
  Depreciation ....................................        (9,687)            (8,498)            (6,422)
                                                      -----------        -----------        -----------
     Consolidated gross profit ....................   $   210,426        $   180,153        $   111,569
                                                      ===========        ===========        ===========
(LOSS) INCOME FROM OPERATIONS:
  Outpatient services .............................   $    47,113        $    68,000        $    47,551
  Employee services ...............................        17,951             10,898              2,931
                                                      -----------        -----------        -----------
          Total ...................................        65,064             78,898             50,482
  Unallocated selling, general and
     administrative expenses ......................       (82,763)           (78,999)           (60,568)
  Provision for restructure .......................       (43,395)                --                 --
                                                      -----------        -----------        -----------
     Consolidated (loss) from operations ..........   $   (61,094)       $      (101)       $   (10,086)
                                                      ===========        ===========        ===========


DEPRECIATION AND AMORTIZATION:
  Outpatient services .............................   $    32,269        $    25,976        $    18,018
  Employee services ...............................         5,252              3,828              1,286
                                                      -----------        -----------        -----------
          Total ...................................        37,521             29,804             19,304
  Unallocated selling, general and
     administrative expenses ......................         7,403              9,995              8,986
                                                      -----------        -----------        -----------
     Consolidated depreciation and amortization ...   $    44,924        $    39,799        $    28,290
                                                      ===========        ===========        ===========
EBITDA:
  Outpatient services .............................   $    79,382        $    93,976        $    65,569
  Employee services ...............................        23,203             14,726              4,217
                                                      -----------        -----------        -----------
          Total ...................................       102,585            108,702             69,786
  Unallocated selling, general and
     administrative expenses ......................       (75,360)           (69,004)           (51,582)
                                                      -----------        -----------        -----------
     Consolidated EBITDA ..........................   $    27,225        $    39,698        $    18,204
                                                      ===========        ===========        ===========
CAPITAL EXPENDITURES:
  Outpatient services .............................   $    19,117        $    15,110        $    14,445
  Employee services ...............................         3,070              2,784                359
                                                      -----------        -----------        -----------
     Total capital expenditures ...................   $    22,187        $    17,894        $    14,804
                                                      ===========        ===========        ===========
ASSETS:
  Outpatient services .............................   $   945,648        $   913,880        $   639,461
  Employee services ...............................       130,896            112,584             69,719
  Unallocated assets ..............................        83,933             53,355             46,918
  Net assets of discontinued operations ...........        44,388            216,886            221,822
                                                      -----------        -----------        -----------
          Total assets ............................   $ 1,204,865        $ 1,296,705        $   977,920
                                                      ===========        ===========        ===========

                         NOVACARE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

17. COMMITMENTS AND CONTINGENCIES

    The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the financial position or results of operations of the Company.

     The Company's PEO's operations are subject to numerous Federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the United States. However, the regulatory environment for PEOs is an evolving area due to uncertainties resulting from the non-traditional employment relationship created by PEOs. Many Federal and state laws relating to tax and employment matters were enacted prior to the development of PEO companies and do not specifically address the obligations and responsibilities of these co-employer relationships. The Internal Revenue Service ("IRS") has conducted a market segment study of the PEO industry (the "Market Segment Study") focusing on selected PEOs (not including the Company) for the purpose of examining the relationship among PEOs, their clients, worksite employees, and the worksite owners. IRS officials indicate that the Market Segment Study is near completion and suggest that an announcement of the IRS' position with respect to PEOs has been delayed pending the outcome of legislation that has been proposed by the PEO industry. If the IRS concludes that PEOs are not "employers" of certain worksite employees for purposes of the Internal Revenue Code, the Company's benefit plans (including cafeteria, health and welfare, and retirement plans) may lose their favorable tax status, and the Company may no longer be able to assume its clients' Federal employment tax withholding obligations. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of an adverse conclusion would not have a material adverse effect on the Company's business, financial position, results of operations and liquidity. While the Company believes that a retrospective disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

18. SHAREHOLDER RIGHTS PLAN

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

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                          FOURTH         THIRD        SECOND         FIRST
                                                          QUARTER       QUARTER       QUARTER       QUARTER
                                                        ----------    ----------    ----------    ----------
YEAR ENDED JUNE 30,1999:
  Net revenues......................................    $  396,504    $  373,503    $  366,249    $  341,661
  Gross profit......................................        55,052        49,980        52,677        52,717
  (Loss) income from continuing operations..........       (29,434)      (10,633)      (36,414)       (5,355)
  (Loss) income from discontinued operations,
    net of tax......................................        (4,471)     (101,409)       17,916        11,028
  (Loss) on sale of discontinued operations,
    net of tax......................................       (30,839)           --            --            --
  Net (loss) income.................................       (64,744)     (112,042)      (18,498)        5,673
  (Loss) per share from continuing
    operations - basic and assuming dilution........    $    (0.47)   $    (0.17)   $    (0.58)   $    (0.09)
  (Loss) income per share from discontinued
    operations, net of tax..........................    $    (0.07)   $    (1.61)   $     0.29    $     0.18
  (Loss) per share on the sale of discontinued
    operations, net of tax..........................    $    (0.49)   $       --    $       --    $       --
  Net (loss) income per share - basic
    and assuming dilution...........................    $    (1.03)   $    (1.78)   $    (0.29)   $     0.09

YEAR ENDED JUNE 30,1998:
  Net revenues.......................................   $  310,740    $  281,147    $  239,494    $  206,190
  Gross profit.......................................       55,499        44,114        41,719        38,821
  (Loss) income from continuing operations...........       (2,848)       (9,550)       12,835        (3,651)
  Income from discontinued operations, net of tax....       17,322        22,195         7,737        13,875
  Net (loss) income..................................       14,474        12,645        20,572        10,224
  (Loss) income per share from continuing
    operations -- basic and assuming dilution........   $    (0.05)   $    (0.16)   $     0.21    $    (0.06)
  (Loss) income per share from discontinued
    operations, net of tax...........................   $     0.28    $     0.37    $     0.12    $     0.23
  Net income per share -- basic and
    assuming dilution................................   $     0.23    $     0.21    $     0.33    $     0.17

    Results for all interim periods presented have been restated to reclassify the Company's long-term care services segment to discontinued operations.

                         NOVACARE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

    Results for the fourth quarter of fiscal 1999 include a $12,260 pretax provision for restructure related primarily to the consolidation and reorganization of the Company's corporate support services activities, a $15,340 pretax provision for bad debts related to certain receivables determined by management to be uncollectible and a $30,839 after-tax loss on sale of discontinued operations. Results for the third quarter of fiscal 1999 include an $111,947 pretax provision for restructure within discontinued operations related to the exit of certain long-term care markets. Results for the second quarter of fiscal 1999 include a $31,100 pretax provision for restructure related to the exit of certain PROH markets and a $13,300 reversal of a portion of a previously established restructure charge within discontinued operations related to the conversion to the Company's revised long-term care operating model. Results for the second quarter of fiscal 1998 include a $23,500 pretax provision for restructure within discontinued operations related to the conversion to the Company's revised long-term care operating model.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of NovaCare, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 69 present fairly, in all material respects, the financial position of NovaCare, Inc. and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, "Financial Restructuring Plan", to the financial statements, the Company has $175 million of convertible subordinated debentures due on January 15, 2000. To enable the Company to generate sufficient funds to make the required payment on the convertible debentures, the Board of Directors on August 5, 1999 voted to seek approval from the shareholders for the sale of the Company's two remaining business units (the outpatient physical rehabilitation and occupational health rehabilitation services business, and the Company's interest in NovaCare Employee Services, Inc.) and the adoption of a restructuring proposal. In a proxy statement dated August 13, 1999 (as amended through September 10, 1999) the Company's shareholders have been asked to consider and vote upon these proposals at a special meeting of the shareholders to be held on September 21, 1999. Adoption of these proposals could result in the ultimate liquidation of the Company. Should these matters not be approved, or should the transactions not be consummated as set forth in the proxy statement, management would need to seek other means to obtain sufficient funds to repay the convertible debentures when due. The results of the shareholder vote will determine the alternatives available to the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRICEWATERHOUSECOOPERS LLP

Philadelphia, PA
August 30, 1999 except for the third
and fourth paragraphs of Note 2 as to
which the date is September 10, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


    The Registrant has had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of NovaCare are as follows:


                      NAME                                                         POSITION                          AGE
                      ----                                                         --------                          ---
John H. Foster...............................       Chairman of the Board of Directors                                57
Timothy E. Foster............................       Chief Executive Officer and Director                              47
James W. McLane..............................       President, Chief Operating Officer and Director                   60
E. Martin Gibson.............................       Director                                                          61
Siri S. Marshall.............................       Director                                                          51
Stephen E. O'Neil............................       Director                                                          66
George W. Siguler............................       Director                                                          52
Daniel C. Tosteson...........................       Director                                                          74
Robert E. Healy, Jr..........................       Senior Vice President, Finance and Administration
                                                       and Chief Financial Officer                                    46
Steven M. Wise...............................       Senior Vice President, Information Systems and
                                                       Chief Information Officer                                      43
Richard S. Binstein..........................       Vice President, General Counsel and Secretary                     38
Susan J. Campbell............................       Vice President, Investor Relations                                48
Richard A. McDonald..........................       Vice President and Treasurer                                      52
Barry E. Smith...............................       Vice President, Controller and Chief Accounting
                                                       Officer                                                        46
James T. Walmsley............................       Vice President, Reimbursement                                     49

    No family relationships exist among any of the directors or executive officers of NovaCare. Executive officers serve at the discretion of the NovaCare Board of Directors.

    JOHN H. FOSTER has been Chairman of the Board of NovaCare since December 1984. From 1984 to May 1997, he was also Chief Executive Officer of the Company. He is a director of NovaCare Employee Services, Inc., ("NCES"), the Company's 64% owned subsidiary. Mr. Foster is also Chairman of the Board and Chief Executive Officer of Integra, Inc., a national behavioral health services company, Chairman of the Board of XYAN, Inc., an internet-based digital imaging company, and a director of Corning Incorporated, an international corporation with business interests in specialty materials and communications, Mr. Foster is founder and Chairman of the Board of Foster Management Company, an investment advisor.

    TIMOTHY E. FOSTER has been Chief Executive Officer of the Company since May 1997. From October 1994 until May 1997, he was President and Chief Operating Officer. He served as Senior Vice President, Finance and Administration and Chief Financial Officer of NovaCare from November 1988 to October 1994, Treasurer from March 1992 to October 1994, Secretary of the Company from September 1987 to May 1994 and has been a director since December 1984. Mr. Foster currently serves as a director of Integra, Inc., a national behavioral health services company, a position he has held since February 1995, as well as a director of NCES. Since 1996, Mr. Foster has been a partner in certain investment partnerships managed by Foster Management Company.

    JAMES W. McLANE has been President and Chief Operating Officer and a director of the Company since May 1997. From 1991 to 1997, Mr. McLane served as Chief Executive Officer of Aetna Health Plans and as Executive Vice President of Aetna Life and Casualty.

    E. MARTIN GIBSON has been a director of the Company since March 1992. Mr. Gibson, who is retired, served as Chairman and Chief Executive Officer of Corning Lab Services, Inc., a subsidiary of Corning Incorporated, from 1990 until December 1994. He currently serves as a director of IT Group, Inc., an environmental management company, Hardinge Brothers, Inc., a manufacturer of machine tools, and Sensus Corp., a private biotechnology company, and as the Chairman of the Board of NCES.

    SIRI S. MARSHALL has been a director of the Company since May 1994. Ms. Marshall is Senior Vice President, Corporate Affairs and General Counsel of General Mills, Inc., a food manufacturing company. She joined General Mills in 1994 from Avon Products, Inc. where she was Senior Vice President, General Counsel and Secretary. She is a Director of Jafra Cosmetics International and The American Arbitration Association, and a Trustee of the Minneapolis Institute of Arts.

    STEPHEN E. O'NEIL has been a director of the Company since December 1984. Mr. O'Neil has been a Principal of The O'Neil Group, a private investment firm, since 1981. He is a director of Brown-Forman Corporation, Castle Convertible Fund, Inc., Spectra Fund, Inc., Alger Fund, Inc., Alger American Fund and NCES.

    GEORGE W. SIGULER has been a director of the Company since September 1986. Since January 1996, he has been a managing director of Siguler Guff & Company, LLC, an investment management firm. From September 1991 to January 1996, Mr. Siguler was a managing director of Mitchell Hutchins Institutional Investors Inc. Mr. Siguler is a director of Business Mortgage Investors, Inc. and Commonfund Capital, Inc.

    DANIEL C. TOSTESON, M.D., has been a director of the Company since April 1991. He is Dean Emeritus of the Faculty of Medicine and Caroline Shields Walker Distinguished Professor of Cell Biology, Harvard University. From 1977 to 1997, Dr. Tosteson was Dean of the Faculty of Medicine and Caroline Shields Walker Professor of Cell Biology, Harvard University and President of Harvard Medical Center. Dr. Tosteson has been President of the American Academy of Arts and Sciences since 1997 and was a Member of the Board of Trustees of Duke University from 1987 until 1995.

    ROBERT E. HEALY, JR. has been Senior Vice President, Finance and Administration and Chief Financial Officer since December 1995. From January 1994 to December 1995, he was Vice President, Finance and Chief Financial Officer of NovaCare's Long-term Care Services segment. He served as Vice President, Finance and Chief Accounting Officer of the Company from March 1992 to January 1994.

    STEVEN M. WISE has been Senior Vice President, Information Systems and Chief Information Officer since January 1998. He was Vice President, Information Systems and Chief Information Officer from December 1995 to January 1998. He joined NovaCare in 1993 as Director, Systems and Programming, for the Contract Rehabilitation Division.

    RICHARD S. BINSTEIN has been Vice President, General Counsel and Secretary since January 1999. From February 1998 through January 1999, he was Vice President, Acting General Counsel and Secretary. He joined NovaCare in January 1997 as Assistant General Counsel. Prior to joining the Company, he was a practicing attorney with the law firm of Proskauer Rose.

    SUSAN J. CAMPBELL has been Vice President, Investor Relations of NovaCare since April 1992. She joined NovaCare in March 1993 as Director of Investor Relations and also served as Vice President, Communications from April 1995 to March 1998.

    RICHARD A. McDONALD has been Vice President and Treasurer since August 1996 and was Director, Treasury Services from May 1995 until August 1996. Prior to joining the Company, he was a financial consultant to Continental Medical Systems, Inc. He served as an assistant treasurer with American Healthcare Management from 1990 until 1994.

    BARRY E. SMITH has been Vice President, Controller and Chief Accounting Officer of the Company since December 1995 and was Vice President of Finance of the Long-term Care Services segment from March 1995 to October 1997. He was Vice President of Finance of the Medical Rehabilitation Hospital Division from February 1994 through the sale date of the division in April 1995.

    JAMES T. WALMSLEY has been Vice President, Reimbursement of NovaCare since January 1994 and was Director of Reimbursement from April 1992 to January 1994.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth information for the fiscal years ended June 30, 1999, 1998 and 1997 concerning the compensation paid or awarded to the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE


                                                                                          LONG TERM
                                                        ANNUAL COMPENSATION              COMPENSATION     ALL OTHER
                NAME AND                       --------------------------------------       AWARDS      COMPENSATION
           PRINCIPAL POSITION           YEAR   SALARY ($)   BONUS ($)   OTHER ($) (1)     OPTIONS (#)        (2)
           ------------------           ----   ----------   ---------   -------------    ------------   ------------
  John H. Foster (3)                    1999   $300,000    $       -      $ 45,135          200,000      $  94,933
  Chairman of the Board                 1998    580,266      487,670       128,374                -        100,584
                                        1997    553,899            -        66,627                -         36,303

  Timothy E. Foster (4)                 1999    500,000      875,000        13,600          400,000         66,526
  Chief Executive Officer               1998    500,000      243,835         7,395                -         71,381
                                        1997    495,482      194,550                              -         31,091

  James W. McLane (5)                   1999    465,000      815,000           595          550,000         42,402
  President and Chief Operating         1998    457,500      195,068             -                -         27,213
     Officer                            1997     70,274            -                        850,000              -

  Robert E. Healy, Jr. (6)              1999    302,093      570,000             -          320,000        139,916
     Senior Vice President and          1998    274,151      180,000             -                -         39,726
     Chief Financial Officer            1997    212,500      125,373             -                -         15,535

  Richard S. Binstein (7)               1999    157,500      365,000             -           49,500         48,921
     Vice President, General Counsel    1998    120,000       34,905             -                -          3,287
     and Secretary                      1997     55,000        4,611             -                -            918


(1) This amount represents the Company's incremental cost of personal use of Company aircraft, after deducting payments received by the Company for such use.

(2) Other than the loan forgiveness of $25,000 in 1999 for Richard Binstein and payments to Mr. Binstein and Robert E. Healy, Jr. of $12,500 and $96,509, respectively, for the cancellation of certain outstanding stock options in 1999, these amounts represent contributions to the Company's 401(k) plan and its supplemental deferred compensation plan and term life and long-term disability insurance payments.

(3) John H. Foster served as Chairman of the Board and Chief Executive Officer of the Company until May 1997, when he relinquished the position of Chief Executive Officer.

(4) Timothy E. Foster became Chief Executive Officer of the Company in May 1997. From October 1994 to May 1997, he was President and Chief Operating Officer of the Company. Prior to such time he served as Senior Vice President - Finance and Administration, Chief Financial Officer and Treasurer of the Company.

(5) James W. McLane became President and Chief Operating Officer in May 1997.

(6) Robert E. Healy, Jr. became Senior Vice President, Finance and Administration and Chief Financial Officer in December 1995. Prior to such time he served as Vice President, Finance and Chief Financial Officer of the Company's Long-term Care Services segment.

(7) Richard S. Binstein became Vice President, General Counsel and Secretary in January 1999. Mr. Binstein joined the Company in January 1997 as Assistant General Counsel.

    The following table sets forth the number and value of options exercised by the executive officers of the Company named in the Summary Compensation Table during the fiscal year ended June 30, 1999 and the number and value of options held by such executive officers at June 30, 1999.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999
                        AND FISCAL YEAR-END OPTION VALUES


                                                                                    NUMBER OF
                                                                                    SECURITIES                  VALUE OF
                                                                                    UNDERLYING                 UNEXERCISED
                                                                                   UNEXERCISED                IN-THE-MONEY
                                                                                    OPTIONS AT                   OPTIONS
                                                                                 JUNE 30, 1999(#)        AT JUNE 30, 1999($)(1)
                                                                               ---------------------     ----------------------
               NAME                  SHARES ACQUIRED            VALUE              EXERCISABLE/                EXERCISABLE/
               ----                   UPON EXERCISE           REALIZED            UNEXERCISABLE               UNEXERCISABLE
                                     ---------------          --------         ---------------------     ----------------------
  John H. Foster                            -                     -            1,650,001 /   599,999                 -
  Timothy E. Foster                         -                     -              900,001 /   699,999                 -
  James W. McLane                           -                     -              400,000 / 1,000,000                 -
  Robert E. Healy, Jr.                      -                     -               61,237 /   245,931                 -
  Richard S. Binstein                       -                     -                    0 /    49,500                 -

    (1) In-the-money options are those for which the fair market value of the underlying Common Stock exceeds the exercise price of the option. The value of in-the-money options is determined in accordance with regulations of the Securities and Exchange Commission by subtracting the aggregate exercise price of the option from the aggregate year-end value of the underlying Common Stock.

EMPLOYMENT AGREEMENTS

    In July 1994, the Company entered into an employment agreement with John H. Foster, Chairman of the Board of the Company. The agreement was amended on February 2, 1995, July 1, 1998, September 1, 1998 and May 30, 1999. The term of the agreement expires on June 30, 2000 and the agreement provides for automatic one-year extensions commencing one year prior to termination in June 2000 and continuing on each subsequent anniversary until either party shall give the other notice of non-extension. The agreement provides for Mr. Foster to receive an annual base salary, currently $300,000, subject to increases in accordance with the policies of the Company, and to be eligible for an annual cash bonus opportunity equal to 100% of base salary. In the event of Mr. Foster's death, disability or voluntary termination, he shall be entitled to pro-rated bonus compensation for the fiscal year during which such event occurs. The agreement also provides that if Mr. Foster is terminated by the Company without cause, or if Mr. Foster resigns subsequent to a change in control of the Company, a material diminution of his position, authority or compensation or his removal by the Company as Chairman of the Board, then Mr. Foster shall be entitled to (i) severance pay in the form of salary continuation at a rate equal to the greater of his then annual salary or $580,000 and certain other benefits for a period of two years from the date of such event, and (ii) bonus compensation in an amount equal to (a) the greater of 100% of his then annual salary or $580,000, prorated for the year in which such termination occurs, plus (b) a final bonus equal to the greater of $870,000 or 150% of his then annual base salary. The agreement also provides that if Mr. Foster resigns subsequent to a change in control of the Company, amounts otherwise payable to Mr. Foster under his agreement shall be reduced by amounts paid to him as salary for the period from and after July 1, 1999 and shall be further reduced to the extent, if any, necessary so that no payment is treated as an "excess parachute payment" under the Internal Revenue Code of 1986, as amended. The agreement also provides that Mr. Foster shall be entitled to the advance of certain expenses in connection with legal proceedings arising in connection with his service as an officer or director of the Company and certain other benefits.

    In May 1999, the Company entered into employment agreements, described below, with Timothy E. Foster, a director and the Chief Executive Officer of the Company, James W. McLane, a director and the President and Chief Operating Officer of the Company, Robert E. Healy, Jr., a Senior Vice President and the Chief Financial Officer of the Company, and Richard S. Binstein, Vice President, General Counsel and Secretary of the Company (collectively, the "May 1999 Employment Agreements"), superseding prior employment agreements between each such executive and the Company. Pursuant to certain "change of control" and constructive termination provisions in such prior employment agreements, upon the completion of the Company's sale of the LTC and O&P businesses (and resulting restructuring and/or reorganization), Messrs. Foster, McLane and Healy contractually may have had the right to terminate their employment with the Company and to receive substantial severance payments. In order to induce these key senior executives to waive their right to trigger such termination provisions and to satisfy the requirements of the Company's senior lenders, all of the Company's outside directors, upon the recommendation of the Compensation Committee of the Board of Directors, unanimously approved the May 1999 Employment Agreements, which contain certain signing, transaction and retention bonus payments based, in part, on the execution of the transactions outlined in the Company's Proxy Statement, dated August 13, 1999. The signing, transaction and retention bonus payments contained in the May 1999 Employment Agreements are in lieu of severance.

    On May 30, 1999, the Company entered into an employment agreement with Timothy E. Foster, Chief Executive Officer of the Company, superseding Mr. Foster's then existing employment agreement with the Company. The term of the agreement continues through July 1, 2001. Upon execution of the agreement, Mr. Foster received a signing bonus of $875,000, which amount (net of taxes) must be repaid to the Company by Mr. Foster if he voluntarily terminates his employment with the Company prior to January 1, 2000. The agreement provides for Mr. Foster to receive an annual base salary, currently $500,000, subject to increases as determined by the Compensation Committee of the Board of Directors, and to be eligible for certain transaction and retention bonuses. The transaction bonuses set forth in the agreement are as follows: (i) a transaction bonus equal to $475,000 payable upon the sale or other disposition of the Company's interest in NCES, and (ii) a transaction bonus equal to $400,000 upon the sale of the Company's Physical Rehabilitation and Occupational Health ("PROH") business (or the earlier repayment of the Company's Subordinated Debentures, under certain circumstances). The retention bonuses set forth in the agreement are as follows:
(i) a retention bonus equal to $500,000 payable on January 2, 2000, provided Mr. Foster is then employed by the Company and (ii) a retention bonus equal to $500,000 payable on the earlier of June 30, 2000 or the date the Company implements a plan of liquidation (provided the PROH sale has been completed). In addition, if Mr. Foster's employment with the Company continues beyond June 30, 2000, the agreement provides for additional retention bonuses to be paid to Mr. Foster, in an amount equal to $500,000, on each January 2 and June 30 thereafter, provided that Mr. Foster is then employed by the Company. Under the agreement, Mr. Foster is not eligible for any additional stock option grants. The agreement also provides that if Mr. Foster is terminated by the Company without cause, then Mr. Foster shall be entitled to payment of the aforementioned transaction bonuses (if then unpaid) and payment of a pro rata portion of the aforementioned retention bonuses, as well as continuation of his rights and benefits under the Company's benefit plans and programs for a two year period following such termination of employment. The agreement also provides that Mr. Foster shall be entitled to the advance of certain expenses in connection with legal proceedings arising in connection with his service as an officer or director of the Company and certain other benefits.

    On May 30, 1999, the Company entered into an employment agreement with James
W. McLane, President and Chief Operating Officer of the Company, superseding Mr. McLane's then existing employment agreement with the Company. The term of the agreement continues through July 1, 2001. Upon execution of the agreement, Mr. McLane received a signing bonus of $815,000, which amount (net of taxes) must be repaid to the Company by Mr. McLane if he voluntarily terminates his employment with the Company prior to January 1, 2000. The agreement provides for Mr. McLane to receive an annual base salary, currently $465,000, subject to increases as determined by the Compensation Committee of the Board of Directors, and to be eligible for certain transaction and retention bonuses. The transaction bonuses set forth in the agreement are as follows: (i) a transaction bonus equal to $362,500 payable upon the sale or other disposition of the Company's interest in NCES, and (ii) a transaction bonus equal to $450,000 upon the sale of the PROH business (or the earlier repayment of the Company's Subordinated Debentures, under certain circumstances). The retention bonuses set forth in the agreement are as follows: (i) a retention bonus equal to $350,000 payable on January 2, 2000, provided Mr. McLane is then employed by the Company and (ii) a retention bonus equal to $350,000 payable on the earlier of June 30, 2000 or the date the Company sells the PROH business. In addition, if Mr. McLane's employment with the Company continues beyond June 30, 2000, the agreement provides for additional retention bonuses to be paid to Mr. McLane, in an amount equal to $350,000, on each January 2 and June 30 thereafter, provided that Mr. McLane is then employed by the Company. Under the agreement, Mr. McLane is not eligible for any additional stock option grants. The agreement also provides that if Mr. McLane is terminated by the Company without cause, then Mr. McLane shall be entitled to payment of the aforementioned transaction bonuses (if then unpaid) and payment of a pro rata portion of the aforementioned retention bonuses, as well as continuation of his rights and benefits under the Company's benefit plans and programs for a two year period following such termination of employment. The agreement also provides that Mr. McLane shall be entitled to the advance of certain expenses in connection with legal proceedings arising in connection with his service as an officer or director of the Company and certain other benefits.

    On May 30, 1999, the Company entered into an employment agreement with Robert E. Healy, Jr., Senior Vice President, Finance and Administration and Chief Financial Officer of the Company, superseding Mr. Healy's then existing employment agreement with the Company. The term of the agreement continues through July 1, 2001. Upon execution of the agreement, Mr. Healy received a signing bonus of $570,000, which amount (net of taxes) must be repaid to the Company by Mr. Healy if he voluntarily terminates his employment with the Company prior to January 1, 2000. The agreement provides for Mr. Healy to receive an annual base salary, currently $325,000, subject to increases as determined by the Compensation Committee of the Board of Directors, and to be eligible for certain transaction and retention bonuses. The transaction bonuses set forth in the agreement are as follows: (i) a transaction bonus equal to $317,500 payable upon the sale or other disposition of the Company's interest in NCES, and (ii) a transaction bonus equal to $250,000 upon the sale of the PROH business (or the earlier repayment of the Company's Subordinated Debentures, under certain circumstances). The retention bonuses set forth in the agreement are as follows: (i) a retention bonus equal to $245,000 payable on January 2, 2000, provided Mr. Healy is then employed by the Company and (ii) a retention bonus equal to $245,000 payable on the earlier of June 30, 2000 or the date the Company implements a plan of liquidation (provided the PROH sale has been completed). In addition, if Mr. Healy's employment with the Company continues beyond June 30, 2000, the agreement provides for additional retention bonuses to be paid to Mr. Healy, in an amount equal to $245,000, on each January 2 and June 30 thereafter, provided that Mr. Healy is then employed by the Company. Under the agreement, Mr. Healy is not eligible for any additional stock option grants. The agreement also provides that if Mr. Healy is terminated by the Company without cause, then Mr. Healy shall be entitled to payment of the aforementioned transaction bonuses (if then unpaid) and payment of a pro rata portion of the aforementioned retention bonuses, as well as continuation of his rights and benefits under the Company's benefit plans and programs for a two year period following such termination of employment. The agreement also provides that Mr. Healy shall be entitled to the advance of certain expenses in connection with legal proceedings arising in connection with his service as an officer or director of the Company and certain other benefits.

    On May 30, 1999, the Company entered into an employment agreement with Richard S. Binstein, Vice President, General Counsel and Secretary of the Company, superceding Mr. Binstein's then existing employment agreement with the Company. The term of the agreement continues through July 1, 2001. Upon execution of the agreement, Mr. Binstein received a signing bonus of $335,000, which amount (net of taxes) must be repaid to the Company by Mr. Binstein if he voluntarily terminates his employment with the Company prior to January 1, 2000. The agreement provides for Mr. Binstein to receive an annual base salary, currently $190,000, subject to increases as determined by the Compensation Committee of the Board of Directors, and to be eligible for certain transaction and retention bonuses. The transaction bonuses set forth in the agreement are as follows: (i) a transaction bonus equal to $180,000 payable upon the sale or other disposition of the Company's interest in NCES, and (ii) a transaction bonus equal to $150,000 upon the sale of the Company's PROH business (or the earlier repayment of the Company's Subordinated Debentures, under certain circumstances). The retention bonuses set forth in the agreement are as follows:
(i) a retention bonus equal to $145,000 payable on January 2, 2000, provided Mr. Binstein is then employed by the Company and (ii) a retention bonus equal to $145,000 payable on the earlier of June 30, 2000 or the date the Company implements a plan of liquidation (provided the PROH sale has been completed). In addition, if Mr. Binstein's employment with the Company continues beyond June 30, 2000, the agreement provides for additional retention bonuses to be paid to Mr. Binstein, in an amount equal to $145,000, on each January 2 and June 30 thereafter, provided that Mr. Binstein is then employed by the Company. Under the agreement, Mr. Binstein is not eligible for any additional stock option grants. The agreement also provides that if Mr. Binstein is terminated by the Company without cause, then Mr. Binstein shall be entitled to payment of the aforementioned transaction bonuses (if then unpaid) and payment of a pro rata portion of the aforementioned retention bonuses, as well as continuation of his rights and benefits under the Company's benefit plans and programs for a two year period following such termination of employment. The agreement also provides that Mr. Binstein shall be entitled to the advance of certain expenses in connection with legal proceedings arising in connection with his service as an officer or director of the Company and certain other benefits.

COMPENSATION OF DIRECTORS OF NOVACARE

    The Company provides each non-employee director with an annual retainer of $25,000. The Company pays each director a fee of $1,000 per meeting attended, plus out-of-pocket expenses. In addition, committee members receive a fee of $1,000, plus out-of-pocket expenses, for each non-telephonic committee meeting attended that is not scheduled in conjunction with a meeting of the full Board, and a fee of $500, plus out-of-pocket expenses, for each non-telephonic committee meeting attended in conjunction with a meeting of the full Board and for each telephonic meeting of the Board or any committee of the Board. As part of the compensation paid to non-employee directors for the fiscal year ended June 30, 1999, the Company granted to each non-employee director options to purchase 15,000 shares of the Company's Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    E. Martin Gibson, as Chairman, Stephen E. O'Neil and Siri S. Marshall served on the Compensation Committee of the Board of Directors for the entire 1999 fiscal year. No insider served on the Committee and there were no interlocks.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The following table shows the number of shares and percentage of the Company's outstanding Common Stock deemed to be beneficially owned as of June 30, 1999, by (i) all persons known to the Company to be the beneficial owners of more than 5% of its common stock, (ii) each director of the Company and (iii) the directors and officers of the Company as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power with respect to all shares owned.


Name of Beneficial Owner (a)                                           Amount and Nature  of     Percentage of
----------------------------                                           Beneficial Ownership      Outstanding Shares
                                                                       ---------------------     ------------------
John H. Foster ....................................................    4,151,214       (b)       5.9%

Timothy E. Foster .................................................      900,001       (c)       1.3%

E. Martin Gibson ..................................................       50,000       (d)       *

Siri S. Marshall ..................................................       39,200       (e)       *

James W. McLane ...................................................      437,504       (f)       *

Stephen E. O'Neil .................................................       47,500       (g)       *

George W. Siguler .................................................       51,400       (h)       *

Daniel C. Tosteson ................................................       53,400       (i)       *

Directors and Officers as a group (16 persons) ....................    5,893,261       (j)       8.2%

*        Less than one percent

(a) Information as to the interests of the directors and officers has been furnished in part by them. The inclusion of information concerning shares held by or for their spouses or children or by corporations in which they have an interest does not constitute an admission by such persons of beneficial ownership thereof. Unless otherwise indicated, all persons have sole voting and dispositive power as to all shares they are shown as owning.

(b) Includes 1,650,001 shares of the Company's Common Stock presently issuable upon the exercise of options. Mr. John Foster beneficially owns 8,000 shares of NCES Common Stock presently issuable upon exercise of options.

(c) Consists of 900,001 shares of the Company's Common Stock presently issuable upon the exercise of options. In addition, Mr. Timothy Foster owns 18,000 shares of NCES Common Stock, 8,000 of such shares presently issuable upon exercise of options.

(d) Includes 47,400 shares of the Company's Common Stock presently issuable upon the exercise of options. In addition, Mr. Gibson owns 41,667 shares of NCES Common Stock, 26,667 of such shares presently issuable upon exercise of options.

(e) Includes 37,200 shares of the Company's Common Stock presently issuable upon the exercise of options. In addition, Ms. Marshall owns 6,667 shares of NCES Common Stock presently issuable upon exercise of options.

(f) Includes 430,000 shares of the Company's Common Stock presently issuable upon the exercise of options, and 7,504 shares of the Company's Common Stock issuable upon the conversion of the Debentures. In addition, Mr. McLane owns 12,000 shares of NCES Common Stock, 2,000 of such shares presently issuable upon exercise of options.

(g) Includes 47,400 shares of the Company's Common Stock presently issuable upon the exercise of options. In addition, Mr. O'Neil owns 13,334 shares of NCES Common Stock presently issuable upon exercise of options.

(h) Includes of 47,400 shares of the Company's Common Stock presently issuable upon the exercise of options. In addition, Mr. Siguler owns 6,667 shares of NCES Common Stock presently issuable upon exercise of options.

(i) Consists of 53,400 shares of the Company's Common Stock presently issuable upon the exercise of options. In addition, Mr. Tosteson owns 6,667 shares of NCES Common Stock presently issuable upon exercise of options.

(j) Includes 3,359,993 shares of the Company's Common Stock presently issuable upon exercise of options. In addition, officers and directors own 130,552 shares of NCES Common Stock, 93,002 of such shares presently issuable upon exercise of options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Since January 1993, the Company has subleased office space to certain companies controlled by John H. Foster, Chairman of the Board of the Company, in his capacity as chairman of the board, chief executive officer or general partner of the principal stockholders of such companies. The Company paid base rent at an annual rate of $14.00 per square foot through December 1997 and $17.50 per square foot from January 1998 through December 2003. The companies controlled by Mr. Foster will pay base rent at a rate equal to the Company's cost, including reimbursement for leasehold improvements made by the Company, through December 2003 for their respective areas under sublease as follows:
Foster Management Company, 5,728 square feet; and Integra, Inc., 6,760 square feet.

    Timothy E. Foster, Chief Executive Officer and a director of the Company, serves as a director of Integra, Inc, a company controlled by John H. Foster.

    In the ordinary course of business, the Company purchases printing and copying related services from XYAN, Inc., a national internet-based digital imaging company controlled by John H. Foster, Chairman of the Board of the Company, in his capacity as chairman of the board of, and general partner of various venture capital investment funds that own interests in, that company. The negotiated rates paid by the Company to XYAN, Inc. for these services were determined at arms-length. During the fiscal years ended June 30, 1998 and 1999, the Company paid XYAN, Inc. approximately $1,850,000 and $1,150,000, respectively, for services provided. In addition, as of September 1999, the Company had a prepaid balance of $510,000, representing a prepayment for services made by the Company to XYAN, Inc. in exchange for preferential national pricing. The Company is currently applying all charges for services provided by XYAN, Inc. against the prepaid balance and expects to fully realize the prepaid balance in the fiscal year ending June 30, 2000.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:



                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                  ------
            (1) FINANCIAL STATEMENTS:
                Consolidated Balance Sheets at June 30, 1999 and 1998........................ 37
                Consolidated Statements of Operations for each of the three years in the period ended June 30, 1999...................................... 38
                Consolidated Statements of Changes in Shareholders' Equity for
                each of the three years in the period ended June 30, 1999.................... 39
                Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1999...................................... 40
                Notes to Consolidated Financial Statements................................... 41-58
                Report of Independent Accountants............................................ 59

            (2) FINANCIAL STATEMENT SCHEDULES:
                II -- Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 1999...................................... 71

            (3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION
                S-K):
                The exhibits required to be filed are listed in the index to exhibits


    (b) Current Reports on Form 8-K:

    On April 7, 1999, the Company filed a Current Report on Form 8-K dated April 2, 1999 with the Securities and Exchange Commission reporting information under
Item 5, Other Events.

    On June 16, 1999, the Company filed a Current Report on Form 8-K dated June 1, 1999 with the Securities and Exchange Commission reporting the sale of the Company's long-term care services business under Item 2, Acquisition or Disposition of Assets.

    On June 30, 1999, the Company filed Form 8-K/A as an amendment to the Current Report filed June 16, 1999 on Form 8-K.

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

                                 ---------------
                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NOVACARE, INC.

                                           By:
                                              ----------------------------------
                                              (ROBERT E. HEALY, JR.,
                                              SENIOR VICE PRESIDENT, FINANCE AND
                                              ADMINISTRATION AND CHIEF FINANCIAL
                                              OFFICER)

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


             SIGNATURE                                       TITLE                                 DATE
             ---------                                       -----                                 ----
   /S/ JOHN H. FOSTER                        Chairman of the Board and Director            September 20, 1999
   --------------------------------
   (JOHN H. FOSTER)

   /S/ TIMOTHY E. FOSTER                     Chief Executive Officer and Director          September 20, 1999
   --------------------------------
   (TIMOTHY E. FOSTER)

   /S/ JAMES W. MCLANE                       President, Chief Operating Officer            September 20, 1999
   --------------------------------          and Director
   (JAMES W. MCLANE)

   /S/ ROBERT E. HEALY, JR.                  Senior Vice President, Finance and            September 20, 1999
   --------------------------------          Administration and Chief Financial
   (ROBERT E. HEALY, JR.)                    Officer


   /S/ BARRY E. SMITH                        Vice President, Controller and Chief          September 20, 1999
   --------------------------------          Accounting Officer
   (BARRY E. SMITH)

   /S/ E. MARTIN GIBSON                      Director                                      September 20, 1999
   --------------------------------
   (E. MARTIN GIBSON)

   /S/ SIRI S. MARSHALL                      Director                                      September 20, 1999
   --------------------------------
   (SIRI S. MARSHALL)

   /S/ STEPHEN E. O'NEIL                     Director                                      September 20, 1999
   --------------------------------
   (STEPHEN E. O'NEIL)

   /S/ GEORGE W. SIGULER                     Director                                      September 20, 1999
   --------------------------------
   (GEORGE W. SIGULER)

   /S/ DANIEL C. TOSTESON, M.D.              Director                                      September 20, 1999
   --------------------------------
   (DANIEL C. TOSTESON, M.D.)

                                                                     SCHEDULE II

                                 NOVACARE, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)



                                         BALANCE AT   CHARGED TO                              BALANCE
                                         BEGINNING     COSTS AND                              AT END
             DESCRIPTION                 OF PERIOD     EXPENSES       OTHER     DEDUCTIONS   OF PERIOD
--------------------------------------   ----------   ----------   ----------   ----------   ----------
Year ended June 30, 1999:
  Allowance for uncollectible accounts   $   35,550       42,540        86 (1)     (41,580)  $   38,459
                                                                     1,863 (2)
Year ended June 30, 1998:
  Allowance for uncollectible accounts   $   17,170       18,287     8,127 (1)     (15,247)  $   35,550
                                                                     7,213 (2)
Year ended June 30, 1997
  Allowance for uncollectible accounts   $    5,859       13,514     5,010 (1)     (10,412)  $   17,170
                                                                     3,199 (2)


(1) Allowances for doubtful accounts related to acquired receivables.

(2) Charged against net revenues.

                                INDEX TO EXHIBITS


EXHIBIT                                                                                    PAGE
 NUMBER                         EXHIBIT DESCRIPTION                                       NUMBER
-------                         -------------------                                       ------
 2 (a)      (i) Stock Purchase Agreement dated as of April 2, 1999 by and among             --
            NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc.
            and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(a)
            to the Company's Current Report on Form 8-K dated July 1, 1999).

            (ii) Amendment No. 1 to Stock Purchase Agreement made as of May 19,             --
            1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger
            Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to the Exhibit 2 (b) to the Company's Current Report on
            Form 8-K dated July 1, 1999).

            (iii) Amendment No. 2 to Stock Purchase Agreement made as of June               --
            30, 1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger
            Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(c) to the Company's Current Report on Form
            8-K dated July 1, 1999).

 2 (b)      (i) Stock Purchase Agreement dated as of June 1, 1999 by and among              --
            NovaCare, Inc., NC Resources, Inc. and Chance Murphy, Inc.
            (incorporated by reference to Exhibit 2(a) to the Company's Current
            Report on Form 8-K dated June 1, 1999).

            (ii) Amendment No. 1 to Stock Purchase Agreement made as of June 1,             --
            1999 by and among NovaCare, Inc., NC Resources, Inc. and Chance
            Murphy, Inc. (incorporated by reference to Exhibit 2(b) to the
            Company's Current Report on Form 8-K dated June 1, 1999).

 3 (a)*     Certificate of Incorporation of the Company, as amended to date                 --
            (incorporated by reference to Exhibit 3(a) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended March 31, 1992).

 3 (b)      By-laws of the Company, as amended to date (incorporated by                     --
            reference to Exhibit 3 to the Company's Quarterly Report on Form
            10-Q for the quarter ended September 30, 1995).

 4 (a)      Stock Option Plan, as amended to date (incorporated by reference to             --
            Exhibit 4(a) to the Company's Annual Report on Form 10-K for the
            year ended June 30, 1997).

 4 (b)*     Form of Indenture dated as of January 15, 1993 between the Company              --
            and Pittsburgh National Bank relating to 51/2% Convertible
            Subordinated Debentures Due 2000 (incorporated by reference to
            Exhibit 4 to Registration Statement on Form S-3 No. 33-55710).

 4 (c)      Rights Agreement dated as of March 9, 1995 by and between NovaCare,             --
            Inc. and American Stock Transfer & Trust Company, as Rights Agent
            (incorporated by reference to Exhibit 99(a) to the Company's current report on Form 8-K dated March 14, 1995).

 4 (d)      1998 Stock Option Plan (incorporated by reference to Exhibit 4 to               --
            Registration Statement Form S-8 No. 333-70653).

 10 (a)     (i) Employment Agreement dated as of October 9, 1996 between the                --
            Company and Barry E. Smith (incorporated by reference to Exhibit
            10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).

            (ii) Amendment dated as of October 1, 1998 to the Employment                    --
            Agreement dated as of October 9, 1996 between the Company and Barry
            E. Smith (incorporated by reference to Exhibit 10(h) to the
            Company's Quarterly

            Report on Form 10-Q for the quarter ended September 30, 1998).

 10 (b)     Stock Purchase Agreement dated as of May 1, 1997 between NovaCare               --
            Employee Services, Inc. and James W. McLane (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form
            10-K for the year ended June 30, 1998).

 10 (c)     (i) Employment Agreement dated as of March 18, 1998 between the                 --
            Company and Ronald G. Hiscock (incorporated by reference to Exhibit
            10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

            (ii) First Amendment dated as of October 8, 1998 to the Employment              --
            Agreement dated as of March 18, 1998 between the Company and Ronald
            G. Hiscock (incorporated by reference to Exhibit 10(f) to the
            Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1998).

 10 (d) (i) Amendment No. 2 to the Amended and Restated Employment Agreement dated as of May 30, 1999 between the Company and John H. Foster.

            (ii) Amended and Restated Employment Agreement dated as of July 1,              --
            1998 between the Company and John H. Foster (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form
            10-Q for the quarter ended September 30, 1998).

            (iii) Amendment dated September 1, 1998 to the Amended and Restated             --
            Employment Agreement dated as of July 1, 1998 between the Company and John H. Foster (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1998).

 10 (e)     (i) Employment Agreement dated as of May 30, 1999 between the                   --
            Company and Timothy E. Foster (incorporated by reference to Exhibit
            10(a) to the Company's Current Report Form 8-K dated July 1, 1999).

 10 (f)     Employment Agreement dated as of May 30, 1999 between the Company               --
            and James W. McLane (incorporated by reference to Exhibit 10(b) to the Company's Current Report on Form 8-K dated July 1, 1999).

 10 (g)     Employment Agreement dated as of May 30, 1999 between the Company               --
            and Robert E. Healy, Jr. (incorporated by reference to Exhibit 10(c)
            to the Company's Current Report on Form 8-K dated July 1, 1999).

    (h)     (i) Revolving Credit Facility Agreement dated as of May 27, 1994 by             --
            and among NovaCare and certain of its subsidiaries and PNC Bank,
            First Union National Bank of North Carolina, Mellon Bank, N.A.,
            Nations Bank of North Carolina, N.A., CoreStates Bank, N.A., and
            National Westminster Bank, N.A. (incorporated by reference to
            Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the
            quarter ended March 31, 1994).

            (ii) Revolving Credit Facility Credit Agreement First Amendment                 --
            dated as of September 20, 1994 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of
            North Carolina, Mellon Bank, N.A., Nations Bank of North Carolina,
            N.A., CoreStates Bank, N.A., and National Westminster Bank, N.A.
            (incorporated by reference to Exhibit 10(a) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended December 31,
            1994).

            (iii) Revolving Credit Facility Agreement Second Amendment dated as             --
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

            (iv) Revolving Credit Facility Agreement Third Amendment dated as               --
            of May 15, 1995 by and among NovaCare and certain of its
            subsidiaries and PNC Bank, N.A., First Union National Bank of North
            Carolina, Mellon Bank, N.A., Nationsbank, N.A. (Carolina),
            CoreStates Bank, N.A., NatWest Bank, N.A., and Fleet Bank of
            Massachusetts, N.A. (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1995).

            (v) Revolving Credit Facility Agreement Fourth Amendment dated as               --
            of May 19, 1995 by and among NovaCare and certain of its
            subsidiaries and PNC Bank, N.A., First Union National Bank of North
            Carolina, Mellon Bank, N.A., Nationsbank, N.A. (Carolina),
            CoreStates Bank, N.A., NatWest Bank, N.A., and Fleet Bank of
            Massachusetts (incorporated by reference to Exhibit 10 (a) to the
            Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1995).

            (vi) Revolving Credit Facility Agreement Fifth Amendment dated as               --
            of June 30, 1996 by and among NovaCare and certain of its
            subsidiaries and PNC Bank, N.A., First Union National Bank of North
            Carolina, Mellon Bank, N.A., Nationsbank, N.A. (Carolina),
            CoreStates Bank, N.A., and Fleet Bank of Massachusetts (incorporated by reference to Exhibit 10(j) (vi) to the Company's Annual Report on
            Form 10-K for the year ended June 30, 1996).

            (vii) Revolving Credit Facility Agreement Sixth Amendment dated as              --
            of June 30, 1996 by and among NovaCare and certain of its
            subsidiaries and PNC Bank, N.A., CoreStates Bank, N.A., First Union
            National Bank of North Carolina, Fleet Bank of Massachusetts, N.A.,
            Mellon Bank, N.A. and Nationsbank, N.A. (incorporated by reference to Exhibit 10(j)(vii) to the Company's Annual Report on Form 10-K
            for the year ended June 30, 1996).

            (viii) Revolving Credit Facility Agreement Seventh Amendment dated              --
            as of November 4, 1996 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North
            Carolina, Mellon Bank, N.A., Nationsbank, N.A. (Carolina),
            CoreStates Bank, N.A., and Fleet Bank of Massachusetts, N.A.
            (incorporated by reference to Exhibit 10(a) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended September 30,
            1996).

            (ix) Revolving Credit Facility Agreement Eighth Amendment dated as              --
            of January 30, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North
            Carolina, Mellon Bank, N.A., Nationsbank, N.A., CoreStates Bank,
            N.A., Fleet Bank of Massachusetts, N.A., The Bank of New York, and
            SunTrust Bank (Central Florida), N.A. (incorporated by reference to
            Exhibit (10)(j)(ix) to the Company's Annual Report on Form 10-K for
            the year ended June 30, 1998).

            (x) Revolving Credit Facility Agreement Ninth Amendment dated as of             --
            January 30, 1997 by and among NovaCare and certain of its
            subsidiaries and PNC Bank, N.A., First Union National Bank of North
            Carolina, Mellon Bank, N.A., Nationsbank, N.A., CoreStates Bank,
            N.A., Fleet Bank of Massachusetts, N.A., The Bank of New York, and
            SunTrust Bank (Central Florida), N.A. (incorporated by reference to
            Exhibit 10(j)(x) to the Company's Annual Report on Form 10-K for the

            year ended June 30, 1998).

            (xi) Revolving Credit Facility Agreement Tenth Amendment dated as of            --
            March 31, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North Carolina,
            Mellon Bank, N.A., Nationsbank, N.A., CoreStates Bank, N.A., Fleet
            National Bank, The Bank of New York, and SunTrust Bank (Central
            Florida), N.A. (incorporated by reference to Exhibit 10(j)(xi) to the Company's Annual Report on Form 10-K for the year ended June 30,
            1997).

            (xii) Revolving Credit Facility Agreement Eleventh Amendment dated              --
            as of June 27, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North
            Carolina, Mellon Bank, N.A., Nationsbank, N.A., CoreStates Bank,
            N.A., Fleet National Bank, The Bank of New York, SunTrust Bank
            (Central Florida), N.A., and Bank One (Kentucky), N.A. (incorporated by reference to Exhibit 10(j)(xii) to the Company's Annual Report on
            Form 10-K for the year ended June 30, 1998).

            (xiii) Revolving Credit Facility Agreement Twelfth Amendment dated              --
            as of September 30, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank, Mellon
            Bank, N.A., NationsBank, N.A., Corestates Bank, N.A., Fleet Bank,
            The Bank of New York, SunTrust Bank (Central Florida) N.A., Bank One
            (Kentucky) N.A., The Fuji Bank, Limited (New York Branch), Crestar
            Bank, Bank of Tokyo-Mitsubishi Trust Company, and AmSouth Bank
            (incorporated by reference to Exhibit 10(a) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended September 30,
            1997).

            (xiv) Revolving Credit Facility Agreement Thirteenth Amendment dated            --
            as of November 17, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A., Corestates Bank, N.A., First Union
            National Bank, Fleet National Bank, Mellon Bank, N.A., The Bank of
            New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
            N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
            of Tokyo-Mitsubishi Trust Company, AmSouth Bank (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form
            10-Q for the quarter ended March 31, 1998).

            (xv) Revolving Credit Facility Agreement Fourteenth Amendment dated             --
            as of February 24, 1998 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., Corestates Bank, N.A., First Union
            National Bank, Fleet National Bank, Mellon Bank, N.A., The Bank of
            New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
            N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
            of Tokyo-Mitsubishi Trust Company, AmSouth Bank (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form
            10-Q for the quarter ended March 31, 1998).

            (xvi) Revolving Credit Facility Agreement Fifteenth Amendment dated             --
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

            (xvii) Revolving Credit Facility Agreement Sixteenth Amendment dated as of March 30, 1998 by and among NovaCare and certain of its

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

            (xviii) Revolving Credit Facility Agreement Seventeenth Amendment               --
            dated as of June 30, 1998 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank, Fleet
            National Bank, Mellon Bank, N.A., Nations Bank, N.A., The Bank of
            New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
            N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
            of Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of America NT
            & SA, Comerica Bank, Credit Lyonnais (New York Branch), Cooperative
            Centrale Raiffersen-Boerenleenbank B.A., "Rabobank Nederaland", (New
            York Branch), The Tokai Bank, Limited (New York Branch), Toronto
            Dominion (Texas), Inc. (incorporated by reference to Exhibit 10(i)
            (xviii) to the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

            (xix) Revolving Credit Facility Agreement Eighteenth Amendment dated            --
            as of December 18, 1998 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A., First Union National Bank, Fleet
            National Bank, Mellon Bank, N.A., Nations Bank, N.A., The Bank of
            New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
            N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
            of Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of America NT
            and SA, Comerica Bank, Credit Lyonnais (New York Branch),
            Cooperative Centrale Raiffersen- Boerenleenbank B.A., "Rabobank
            Nederland" (New York Branch), The Tokai Bank, Limited (New York
            Branch), Toronto Dominion (Texas), Inc. (incorporated by reference top Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for
            the quarter ended March 31, 1999).

            (xx) Revolving Credit Facility Agreement Nineteenth Amendment dated             --
            as of March 31, 1999 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A, First Union National Bank, Fleet
            National Bank, Mellon Bank, N.A., Nations Bank, N.A., The Bank of
            New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
            N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
            of Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of America NT
            and SA, Comerica Bank, Credit Lyonnais (New York Branch),
            Cooperative Centrale Raiffersen-Boerenleenbank B.A., "Rabobank
            Nederland" (New York Branch), The Tokai Bank, Limited (New York
            Branch), Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for
            the quarter ended March 31, 1999).

            (xxi) Revolving Credit Facility Agreement Twentieth Amendment dated             --
            as of April 19, 1999 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A, First Union National Bank, Fleet
            National Bank, Mellon Bank, N.A., Nations Bank, N.A., The Bank of
            New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
            N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
            of Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of America NT
            and SA, Comerica Bank, Credit Lyonnais (New York Branch),
            Cooperative Centrale Raiffersen-Boerenleenbank B.A., "Rabobank
            Nederland" (New York Branch), The Tokai Bank, Limited (New York
            Branch), Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for
            the quarter ended

            March 31, 1999).

            (xxii) Revolving Credit Facility Agreement Twenty First Amendment               --
            dated as of April 19, 1999 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A, First Union National Bank, Fleet
            National Bank, Mellon Bank, N.A., Nations Bank, N.A., The Bank of
            New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
            N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
            of Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of America
            N.A., Comerica Bank, Credit Lyonnais (New York Branch), Cooperative
            Centrale Raiffersen-Boerenleenbank B.A., "Rabobank Nederland" (New
            York Branch), The Tokai Bank, Limited (New York Branch), Toronto
            Dominion (Texas), Inc.

 10 (i)     Supplemental Benefits Plan as amended to date (incorporated by                  --
            reference to Exhibit 10(k) to the Company's Annual Report on Form
            10-K for the year ended June 30, 1998).

 21         Subsidiaries of the Company.                                                    --

 23         Consent of Independent Accountants.                                             --

 24         Power of Attorney (see "Power of Attorney" in Form 10-K).                       --

 27         Financial Data Schedules.                                                       --

    Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same.

    Exhibits denoted by an asterisk were filed prior to the Company's adoption of filing via EDGAR.