Form 10-Q
period 1999-09-30
NOVACARE INC
filed 1999-11-23
CIK 802843

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

As of October 31, 1999, NovaCare, Inc. had 63,304,289 shares of common stock, $.01 par value, outstanding.

                        NOVACARE, INC. AND SUBSIDIARIES

                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX
                                     -----


Part No.    Item No.           Description                                       Page No.
--------    --------           -----------                                       --------
   I                    FINANCIAL INFORMATION

             1          Financial Statements
                        - Condensed Consolidated Balance Sheets as of
                          September 30, 1999 and June 30, 1999                      1

                        - Condensed Consolidated Statements of Operations for
                          the Three Months Ended September 30, 1999 and 1998        2

                        - Condensed Consolidated Statements of Cash Flows for
                          the Three Months Ended September 30, 1999 and 1998        3

                        - Notes to Condensed Consolidated Financial Statements    4-10

             2          Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                      11-15

   II                   OTHER INFORMATION

             4          Submission of Matters to a Vote of Security Holders        16

             6          Exhibits and Reports on Form 8-K                           16

Signatures                                                                         17

                        NOVACARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1999 AND JUNE 30, 1999
                     (In thousands, except per share data)
                                 (UNAUDITED)
                                 (See Note 1)

                                                  SEPTEMBER 30,     June 30,
                                                      1999            1999
                                                  -------------  -------------

Current assets:
  Cash and cash equivalents.....................    $  27,330      $ 17,110
  Income taxes receivable.......................       28,536        25,255
  Deferred income taxes.........................       20,602        37,422
  Net assets of discontinued operations.........      215,020       899,748
  Other current assets..........................        6,412         4,803
                                                    ---------      --------
      Total current assets......................      297,900       984,338
Property and equipment, net.....................           --         3,372
Deferred income taxes...........................           --         1,669
Other assets, net...............................        1,605         5,216
                                                    ---------      --------
                                                    $ 299,505      $994,595
                                                    =========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of financing arrangements.....    $ 175,000      $522,543
  Accounts payable and accrued expenses.........       30,824        39,366
                                                    ---------      --------
      Total current liabilities.................      205,824       561,909
Financing arrangements, net of current portion..           --           336
Deferred income taxes...........................       20,602        39,091
                                                    ---------      --------
      Total liabilities.........................      226,426       601,336
                                                    ---------      --------
Commitments and contingencies...................           --            --
Shareholders' equity:
  Common stock, $.01 par value; authorized
    200,000 shares; issued 68,639 shares at
    September 30, 1999 and issued 68,561 shares
    at June 30, 1999............................          686           686
  Additional paid-in capital....................      274,714       274,606
  (Accumulated deficit) retained earnings.......     (159,648)      160,640
                                                    ---------      --------
                                                      115,752       435,932
  Less: Common stock in treasury (at cost),
    5,308 shares at September 30, 1999 and at
    June 30, 1999...............................      (42,673)      (42,673)
                                                    ---------      --------
      Total shareholders' equity................       73,079       393,259
                                                    ---------      --------
                                                    $ 299,505      $994,595
                                                    =========      ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)
                                  (See Note 1)

                                                   FOR THE THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    ------------------------
                                                      1999            1998
                                                    ---------       --------
Net revenues ....................................   $      --       $     --
Cost of services ................................          --             --
                                                    ---------       --------
   Gross profit .................................          --             --
Selling, general and administrative expenses ....      13,734         20,073
(Credit) provision for restructure ..............      (1,987)            --
                                                    ---------       --------
   (Loss) from operations .......................     (11,747)       (20,073)
Investment and other income, net ................         406             84
Gain on sale of property and equipment ..........       1,528             --
Interest expense ................................      (4,490)        (6,847)
                                                    ---------       --------
   (Loss) before income taxes ...................     (14,303)       (26,836)
Income taxes ....................................          --          9,393
                                                    ---------       --------
   (Loss) from continuing operations ............     (14,303)       (17,443)
Income from discontinued operations,
   net of tax ...................................      11,448         23,116
Loss on disposal of discontinued operations,
   net of tax ...................................    (317,433)            --
                                                    ---------       --------
   Net (loss) income ............................   $(320,288)      $  5,673
                                                    =========       ========
   (Loss) per share from continuing operations
      - basic and assuming dilution .............   $   (0.23)      $  (0.28)
                                                    =========       ========
   (Loss) earnings per share - basic and
      assuming dilution .........................   $   (5.06)      $    .09
                                                    =========       ========
   Weighted average number of shares outstanding
      - basic and assuming dilution .............      63,274         62,566
                                                    =========       ========



  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands, except per share data)
                                  (Unaudited)
                                  (See Note 1)

                                                                 FOR THE THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 --------------------------
                                                                    1999            1998
                                                                 -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.............................................   $(320,288)      $  5,673
Adjustments to reconcile net (loss) income to net cash flows from operating activities of continuing operations:
(Income) from discontinued operations, net of tax.............     (11,448)       (23,116)
Loss on disposal of discontinued operations, net of tax.......     317,433             --
(Credit) provision for restructure............................      (1,987)            --
(Gain) on sale of property and equipment......................      (1,528)            --
  Depreciation and amortization...............................         849          2,065
  Deferred income taxes.......................................          --            555
  Changes in assets and liabilities, net of effects from
   acquisitions and dispositions:
   Other current assets.......................................      (1,609)        (6,394)
   Accounts payable and accrued expenses......................      (6,638)          (319)
   Current income taxes.......................................      (3,281)         3,182
   Other, net.................................................       3,611           (354)
                                                                 -----------     ----------
   Net cash flows (used in) continuing operations.............     (24,886)       (18,708)
   Net cash flows (used in) discontinued
    operations................................................      (1,837)        (13,103)
                                                                 -----------     ----------
     Net cash flows (used in) operating activities............     (26,723)       (31,811)
                                                                 -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Continuing operations - proceeds from sale of property
    and equipment.............................................       4,934             --
   Discontinued operations:
   Net proceeds from sale of O&P business.....................     392,695             --
   Payments for businesses acquired, net of cash acquired.....      (5,321)        (48,268)
   Additions to property and equipment........................      (3,627)         (9,451)
   Other, net.................................................          --             354
                                                                 -----------     -----------
     Net cash flows provided by (used in) investing
      activities..............................................     388,681         (57,365)
                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt and credit arrangements - continuing
 operations...................................................          --         174,784
Payment of debt and credit arrangements- continuing
 operations...................................................    (347,879)        (99,300)
Proceeds from debt and credit arrangements - discontinued
 operations...................................................       1,528              --
Payments of debt and credit arrangements - discontinued
 operations...................................................      (5,487)         (8,265)
Proceeds from common stock issued.............................         100             712
Other.........................................................          --             (67)
                                                                 -----------     -----------
     Net cash flows (used in) provided by financing
      activities..............................................    (351,738)         67,864
                                                                 -----------     -----------
Net increase (decrease) in cash and cash equivalents..........      10,220         (21,312)
Cash and cash equivalents, beginning of period................      17,110          32,760
                                                                 -----------     ------------
Cash and cash equivalents, end of period......................   $  27,330       $  11,448
                                                                 ===========     ============

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                        NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                     (In thousands, except per share data)
                                  (Unaudited)

1.  BASIS OF PRESENTATION

     On July 1, 1999, NovaCare, Inc. (The "Company") completed the sale of its Orthotic and Prosthetic ("O&P") business to Hanger Orthopedic Group, Inc. ("Hanger").

     On September 21, 1999, the stockholders of the Company approved three proposals submitted as part of a Special Meeting of Stockholders of NovaCare, Inc. The first proposal recommended the sale of the Company's Physical Rehabilitation and Occupational Health ("PROH") division, the second proposal recommended the sale of the Company's 64% interest in NovaCare Employee Services, Inc. ("NCES") and the third proposal recommended the adoption of a proposal to restructure the Company. Under the third proposal, if the Company is unable to find suitable acquisition candidates to reinvest the proceeds from the PROH and NCES sales, after the payment of its convertible subordinated debentures (see Note 3) and other liabilities, it will liquidate.

     On September 8, 1999, the Company entered into a definitive agreement with a subsidiary of Plato Holdings, Inc. ("Plato") to sell its 64% interest in NCES as part of a tender offer by Plato for all of NCES's outstanding shares at a price of $2.50 per share. The tender offer and sale were completed on October 19, 1999.

     On October 4, 1999, the Company announced that it had reached a definitive agreement with Select Medical Corporation ("Select") for the sale of PROH for $200,000. The sale of PROH was completed on November 19, 1999.

     The Company's former long-term care operating services segment was disposed in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. The Company's former employee services segment was disposed through the Company's sale of its interest in NCES. The Company's former outpatient services segment was disposed through the sales of O&P and PROH. As a result of these transactions, the Company has disposed of all of its operating segments. The Company's remaining holding company activities consist of the winding up of its affairs with respect to the disposed segments, the search for potential acquisition candidates and the preparation for potential liquidation.

     Accordingly, the accompanying condensed consolidated financial statements reflect all the Company's assets and liabilities, results of operations and cash flows as discontinued operations except for its remaining holding company activities, which are treated as continuing operations. Results of operations and cash flows for the three months ended September 30, 1998 have been reclassified to reflect the current period presentation. The accompanying financial statements as of September 30, 1999 and for the three months ended September 30, 1999 and 1998 are unaudited. The balance sheet as of June 30, 1999 is condensed from the audited balance sheet of the Company at that date, and has been reclassified to present the assets and liabilities of the outpatient and employee services segments as "net assets of discontinued operations". Management believes readers of these financial statements should focus their attention on the "Liquidation Analysis and Estimates" section of management's discussion and analysis of financial condition and results of operations as in the opinion of management, that presents the most relevant financial information about the Company.

     These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended June 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods include all adjustments necessary for a fair statement of the results for such interim periods.

                        NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                     (In thousands, except per share data)
                                  (Unaudited)

2.  DISCONTINUED OPERATIONS

     On July 1, 1999, the Company sold its O&P business to Hanger for $445,000. Of the purchase price, the Company placed $15,000 in escrow in conjunction with a guarantee of a minimum $94,000 of working capital, as defined in the agreement of sale. The final working capital amount is expected to be settled by no later than March 31, 2000.

     The gain on the sale of O&P consists of the following:

     Cash received.......................................... $ 392,695
     Debt assumed by the buyer..............................    37,305
     Less: transaction costs and related liabilities........   (17,175)
                                                             ---------
     Net transaction amount.................................   412,825
     Book basis of net assets of O&P........................  (362,905)
                                                             ---------
     Gain on sale of O&P.................................... $  49,920
                                                             =========

     The gain on the sale of O&P is included in net loss on disposal of discontinued operations and is based on preliminary information and may require adjustment. For income tax purposes any tax liability resulting from this transaction will be offset by net operating losses and the loss on the NCES and PROH sale.

     In connection with the working capital guarantee, Hanger has presented the Company with a calculation of working capital that indicates an adjustment of approximately $29 million. In recognizing the gain on the sale of O&P, management has considered the amount presented by Hanger and has made its best estimate of the amount which may ultimately be required to settle the guaranteed amount with Hanger. In the event the Company and Hanger cannot agree on the settlement of the working capital guarantee, an independent arbitrator will be engaged by both parties to resolve the matter by binding arbitration. Management cannot presently determine the amount, if any, of additional liability under the working capital guarantee as a result of these future actions.

     On October 18, 1999, the Company completed the sale of its interest in NCES at the tender offer price of $2.50 per share. In connection with the tender offer, the Company placed approximately $13,400 in escrow related to its guarantee of a four-year agreement with NCES to provide employee services to PROH. The Company has written down the net assets of NCES to their estimated net realizable value at September 30, 1999, based on the sale. The charge for the write-down to estimated net realizable value of NCES is as follows:


     Cash received, October 1999............................ $ 48,500
     Less: transaction costs and related liabilities........  (3,857)
                                                             --------
     Net transaction amount.................................   44,643
     Book basis of net assets of NCES.......................  (47,791)
                                                             --------
     Estimated loss on disposal of NCES..................... $ (3,148)
                                                             ========

     The write-down to the estimated net realizable value of NCES is included in the net loss on disposal of discontinued operations and is based on preliminary information and may require adjustment.

                        NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                     (In thousands, except per share data)
                                  (Unaudited)


     On November 19, 1999, the Company completed the sale of PROH. The sales price for PROH was $200,000, of which the proceeds were reduced by the amount of PROH debt assumed by Select. Of the remainder, $36,800 has been placed in escrow in support of certain representations made by the Company, including minimum working capital of approximately $86,000, collectibility of accounts receivable, net of reserves, as of closing and certain contingent earnout payments. The Company has written down the net assets of PROH to their estimated net realizable value at September 30, 1999, based on the sale. Included in transaction costs is a $12,800 accrual related to a guarantee of a four year agreement with NCES to provide employee services to PROH as well as $5,000 related to severance costs to be paid by the Company as a result of terminations which may be made by the purchaser within the first twelve months following closing. The charge for the write-down to the estimated net realizable value of PROH is as follows:

     Cash received, November 1999......................  $ 125,800
     Amount placed in escrow...........................     36,800
     Debt assumed by the buyer.........................     37,400
     Less: transaction costs and related liabilities...    (26,656)
                                                         ---------
     Net transaction amount............................    173,344
     Book basis of net assets of PROH..................   (521,451)
                                                         ---------
     Estimated loss on disposal of PROH................  $(348,107)
                                                         =========

     The write-down to estimated net realizable value of PROH is included in the net loss on disposal of discontinued operations and is based on preliminary information and may require adjustment.

     Included in the net assets of discontinued operations below, are accounts receivable of the long-term care services Western operations, which were closed in fiscal 1999, and accounts receivable related to the operations sold in fiscal 1999 to Chance Murphy, Inc. ("Chance Murphy"). These receivables amounted to $25,700 (including $21,400 related to the business sold to Chance Murphy) at September 30, 1999. Pursuant to the agreement, the Company provided a working capital guarantee of $30,000 and Chance Murphy agreed to pay to the Company the amount, if any, of working capital as of June 1, 1999 in excess of $30,000 or, as applicable, to transfer to the Company any remaining accounts receivable relating to periods prior to June 1, 1999 once the working capital guarantee has been satisfied. On November 11, 1999, the Company was released from the commitment under the guarantee and the remaining accounts receivable ($18,700 as of November 11, 1999) reverted back to the Company.

     In the first quarter of fiscal 2000 as a result of the overall continued deterioration of the financial condition of providers of long-term care services as a consequence of the Balanced Budget Act of 1997, the Company recorded an additional loss on the disposal of its long-term care services operating segment of $13,098. This loss relates to a provision for uncollectible accounts for certain accounts receivable remaining at September 30, 1999. Of this amount, $4,300 relates to amounts due to the Company for its indemnification of customers for disallowed Medicare charges, and the remainder relates to trade accounts receivable.

     In the first quarter of fiscal 2000 a lawsuit was filed against the Company seeking payment of approximately $13,000 with respect to certain Medicare cost report settlements related to its medical rehabilitation hospital division, which was sold in fiscal 1995. The Company recorded an additional provision of $3,000 for this matter and has included such amount in the loss on the disposal of the long-term care services segment.

     In connection with the sales of businesses, the purchasers have asserted certain claims under indemnifications made by the Company in connection with the sales. The amount of such claims in excess of amounts provided by the Company in the accompanying financial statements totals $16,800. This additional amount has not been provided because the ultimate amount of liability, if any, is not presently determinable.

                        NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                     (In thousands, except per share data)
                                  (Unaudited)

     Results of operations for all of the Company's discontinued operations (consisting of the outpatient services, employee services and long-term care services operating segments) were as follows for the three months ended September 30, 1999 and 1998. In the three months ended September 30, 1999, there were no operations of O&P or long-term care services.

                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                         1999           1998
                                                       --------       --------
          Net revenues ...........................     $361,782       $478,201
          Income before income taxes .............        4,953         37,936
          Income tax benefit (provision) .........        6,495        (14,820)
          Net income .............................     $ 11,448       $ 23,116

     The income tax benefit for the three months ended September 30, 1999 results from a reversal of accrued income tax liabilities in conjunction with the sales of the Company's operating businesses.

     Net assets of discontinued operations consist of the following:


                                                     SEPTEMBER 30,     June 30,
                                                         1999            1999
                                                       --------       ---------
          Cash and cash equivalents .............      $  2,079       $   6,167
          Accounts receivable, net ..............       157,167         249,769
          Inventories ...........................            --          44,651
          Property and equipment, net ...........        45,217          56,530
          Excess cost of net assets acquired,
               net ..............................       116,368         729,947
          Investment in joint ventures ..........        14,345          15,120
          Other receivables, net ................        15,918          21,906
          Other assets ..........................        20,177          22,037
          Accounts payable and accrued
               expenses .........................       (75,694)       (101,445)
          Working capital guarantee, long-term
               care services ....................          (904)        (28,800)
          Financing arrangements ................       (41,395)        (82,678)
          Minority interests ....................       (31,642)        (28,425)
          Other liabilities .....................        (6,616)         (5,031)
                                                       --------       ---------
          Net assets of discontinued operations..      $215,020       $ 899,748
                                                       ========       =========

Net assets of discontinued operations by operating segment consists of the following:


                                                     SEPTEMBER 30,     June 30,
                                                         1999            1999
                                                       --------       ---------
          Long-term care services ..................   $ 34,433       $ 42,088
          Employee services ........................     44,643         47,904
          Outpatient services ......................    135,944        809,756
                                                       --------       --------
                                                       $215,020       $899,748
                                                       ========       ========

                        NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                     (In thousands, except per share data)
                                  (Unaudited)


3.   FINANCING ARRANGEMENTS

     Financing arrangements consisted of the following:



                                                      SEPTEMBER 30,    June 30,
                                                           1999          1999
                                                      -------------   ----------
     Revolving credit facility, due
       December 31, 1999..........................     $     --        $347,000
     Convertible subordinated debentures
       (5.5%), due January 2000...................      175,000         175,000
     Other........................................          --             879
                                                       --------        --------
                                                        175,000         522,879
     Less: current portion........................      175,000         522,543
                                                       --------        --------
                                                       $     --        $    336
                                                       ========        ========

     The Company has a revolving credit facility with a syndicate of lenders. The facility is collateralized by substantially all the common stock of the Company's subsidiaries. Amounts outstanding under the facility at June 30, 1999 were entirely repaid on July 1, 1999 from the proceeds of the sale of O&P. As of July 1, 1999, the amount available under the revolving credit facility was reduced to $35,000. On October 19, 1999, the amount available under the revolving credit facility was further reduced to $15,621. The $15,621 exists solely to collateralize standby letters of credit issued in support of certain guarantees provided by the Company in conjunction with the sales of its operating businesses.

4.   PROVISION FOR RESTRUCTURE

     In the fourth quarter of fiscal 1999, the Company recorded a provision for restructure of $12,260 related to a program to reduce its selling, general and administrative costs incurred at its corporate headquarters. The program involved the termination of 74 employees of which 14 employees were terminated as of September 30, 1999. This provision consisted of the following:

     Employee severance and related costs.....................       $ 3,060
     Lease and technology agreement mitigation................         8,515
     Write-down of property and equipment.....................           685
                                                                     -------
     Total....................................................       $12,260
                                                                     =======

     In the first quarter of fiscal 2000, the Company reversed $1,987 of this provision based on the current costs expected to complete this program. The reversal is the net amount of additional severance and related costs of $2,400 and reduction of lease and technology agreement mitigation of $4,387. The Company expects that all of these costs will be expended by June 30, 2000.

Activity in the accrued liability for this provision consisted of the following:

     Provision for restructure...............................        $12,260
     Less: non-cash write-down of property and equipment.....           (685)
     Reversal of provision...................................         (1,987)
     Payments and other reductions...........................           (261)
                                                                     -------
     Balance, September 30, 1999.............................        $ 9,327
                                                                     =======

                        NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                     (In thousands, except per share data)
                                  (Unaudited)

5. NET (LOSS) INCOME PER SHARE

     The following table sets forth the computation and reconciliation of net
(loss) income per share-basic and net income per share-assuming dilution:

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                             -----------------------------------
                                                                                 1999                   1998
                                                                             ------------           ------------
(LOSS) FROM CONTINUING OPERATIONS.........................................    $ (14,303)              $(17,443)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX...........................       11,448                 23,116
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAX...................     (317,433)                    --
                                                                              ---------               --------
NET (LOSS) INCOME.........................................................    $(320,288)              $  5,673
                                                                              =========               ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  WEIGHTED AVERAGE SHARES OUTSTANDING -- BASIC............................       63,274                 62,566
  Stock options...........................................................           --                     --
  Contingently issuable shares -- assuming dilution.......................           --                     --
                                                                              ---------               --------
  WEIGHTED AVERAGE SHARES OUTSTANDING -- ASSUMING DILUTION................       63,274                 62,566
                                                                              =========               ========
  (LOSS) PER SHARE FROM CONTINUING OPERATIONS -- BASIC AND ASSUMING
    DILUTION..............................................................    $   (0.23)              $  (0.28)
                                                                              =========               ========
  INCOME PER SHARE FROM DISCONTINUED OPERATIONS, NET OF TAX -- BASIC
    AND ASSUMING DILUTION.................................................         0.18                   0.37
                                                                              =========               ========
  (LOSS) PER SHARE ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAX --
    BASIC AND ASSUMING DILUTION...........................................        (5.01)                    --
                                                                              =========               ========
  NET (LOSS) INCOME PER SHARE -- BASIC AND ASSUMING DILUTION..............    $   (5.06)              $    .09
                                                                              =========               ========

     The Company did not include convertible subordinated debentures, equivalent to 6,567 shares of common stock, options to purchase 4 and 3,068 shares, in the months ended September 30, 1999 and 1998, respectively, or contingently issuable shares of 26 in the three months ended September 30, 1998 because their effects are antidilutive. There were no contingently issuable shares as of September 30, 1999. There were no transactions subsequent to September 30, 1999 that would have materially changed the number of shares used in computing (loss) from continuing operations per share -- basic and assuming dilution or net income per share -- basic and assuming dilution.

6.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the financial position or results of operations of the Company.

     The Company's professional employer organization ("PEO") operations are subject to numerous Federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies

                        NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                     (In thousands, except per share data)
                                  (Unaudited)

in the United States. However, the regulatory environment for PEOs is an evolving area due to uncertainties resulting from the non-traditional employment relationship created by PEOs. Many Federal and state laws relating to tax and employment matters were enacted prior to the development of PEO companies and do not specifically address the obligations and responsibilities of these co-employer relationships. The Internal Revenue Service ("IRS") has conducted a market segment study of the PEO industry (the "Market Segment Study") focusing on selected PEO's (not including the Company) for the purpose of examining the relationship among PEOs, their clients, worksite employees, and the worksite owners. IRS officials indicate that the Market Segment Study is near completion and suggest that an announcement of the IRS' position with respect to PEOs has been delayed pending the outcome of legislation that has been proposed by the PEO industry. If the IRS concludes that PEOs are not "employers" of certain worksite employees for purposes of the Internal Revenue Code, the Company's benefit plans (including cafeteria, health and welfare, and retirement plans) may lose their favorable tax status, and the Company may no longer be able to assume its clients' Federal employment tax withholding obligations. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of an adverse conclusion would not have a material adverse effect on the Company's business, financial position, results of operations and liquidity. While the Company believes that a retrospective disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

                        NOVACARE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



OVERVIEW

     On July 1, 1999, NovaCare, Inc. (the "Company") completed the sale of its orthotic and prosthetic ("O&P") business to Hanger Orthopedic Group, Inc. ("Hanger").

     On September 21, 1999, the stockholders of the Company approved three proposals submitted as part of a Special Meeting of Stockholders of NovaCare, Inc. The first proposal recommended the sale of the Company's Physical Rehabilitation and Occupational Health ("PROH") division, the second proposal recommended the sale of the Company's 64% interest in NovaCare Employee Services, Inc. ("NCES") and the third proposal recommended the adoption of a proposal to restructure the Company. Under the third proposal, if the Company is unable to find suitable acquisition candidates to reinvest the proceeds from the PROH and NCES sales, after the payment of its convertible subordinated debentures and other liabilities, it will liquidate.

     On September 8, 1999, the Company entered into a definitive agreement with a subsidiary of Plato Holdings, Inc. ("Plato") to sell its 64% interest in NCES as part of a tender offer by Plato for all of NCES's outstanding shares at a price of $2.50 per share. At September 30, 1999 the Company recorded a charge in the amount of $3.1 million for the write-down of its investment in NCES to estimated net realizable value. The tender offer and sale were completed on October 19, 1999.

     On October 4, 1999, the Company announced that it had reached a definitive agreement with Select Medical Corporation ("Select") for the sale of PROH for $200,000. At September 30, 1999, the Company recorded a charge in the amount of $348.1 million for the write-down of its investment in PROH to estimated net realizable value. The sale of PROH was completed on November 19, 1999.

     The Company's former long-term care operating services segment was disposed in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. The Company's former employee services segment was disposed through the Company's sale of its interest in NCES. The Company's former outpatient services segment was disposed through the sale of O&P and PROH. As a result of these transactions, the Company has disposed of all of its operating segments. The Company's remaining holding company activities consist of the winding up of its affairs with respect to the disposed segments, the search for potential acquisition candidates and the preparation for potential liquidation.

     Accordingly, the Company has reflected substantially all of its assets and liabilities, results of operations and cash flows, for the current and all prior periods, as discontinued operations except for its remaining general and administrative activities, which are treated as continuing operations.

CONTINUING OPERATIONS

     Loss from continuing operations was $14.3 million for the first quarter of fiscal 2000 compared to $17.4 million for the same period in fiscal 1999. The decrease in loss resulted from a decrease in unallocated selling, general and administrative expenses in support of decreased operating activities ($6.3 million), a reversal of previously recorded provision for restructure ($2.0 million), and a decrease in interest expense ($2.4 million). The decreases were partially offset by a gain on the sale of property and equipment ($1.5 million).

DISCONTINUED OPERATIONS

     Income from discontinued operations decreased to $11.4 million for the three months ended September 30, 1999 compared to $23.1 million for the same period last year. The decrease results principally from the inclusion of the results of the O&P and long-term care services businesses for the three-month period in the prior year offset partially by the reversal of accrued income tax liabilities in conjunction with the sales of the Company's operating businesses.

                        NOVACARE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     Loss on disposal of discontinued operations reflects a charge for the write-down of the carrying amounts for PROH and NCES to net realizable value at September 30, 1999 ($351.2 million) and adjustments related to changes in estimates of long-term care services discontinued operations stemming from deteriorating industry conditions ($16.0 million), offset partially by the gain on the sale of O&P ($49.9 million).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     At September 30, 1999, cash and cash equivalents totaled $27.3 million compared to $17.1 million at June 30, 1999. The net increase in cash from June 30, 1999 of $10.2 million resulted principally from proceeds from the sale of O&P ($392.7 million) which was used to retire the outstanding balance on the Company's line of credit ($347.0 million) and to fund continuing operations ($24.9 million) and discontinued operations ($1.8 million).

Liquidation Analysis and Estimates

     Management has estimated the following potential realizable values or range of values for its assets and estimated liabilities and estimated cost of liquidation after the completion of the PROH and NCES sales. The maximum or high end of the estimated realizable values of the assets and liabilities of the Company, as reflected in the Company's September 30, 1999 condensed consolidated balance sheet, are based on the assumption that these values are fully realizable. The minimum or low end of the estimated realizable values are estimated on the same basis as the maximum or high end except the estimated realizable values for the sale of the Company's operating businesses have been reduced by the amount of escrowed funds or potential maximum liability, if such amount could be determined, in accordance with the respective purchase and sale agreements.

     The estimated operating losses from September 30, 1999 through the dates of sale of NCES and PROH, the date assumed as the beginning of the liquidation period, have been based on the Company's internal estimates. The estimated operating costs during liquidation were also estimated based on the Company's internal estimates for the period from September 30, 1999 through December 31, 2000, the assumed liquidation date.

     Except for the historical transactions, some of which are based on preliminary information, there can be no assurance, that the Company will realize the value of the assets below, or liquidate the amounts of any of the liabilities below, for or within the indicated values or ranges (or at all).

                        NOVACARE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                                                             ($ IN MILLIONS, EXCEPT
                                                                               PER SHARE AMOUNTS)
                                                                             ----------------------
(i)    ESTIMATED REALIZABLE VALUES OF ASSETS OF THE COMPANY
       Cash and cash equivalents at September 30, 1999....................    $              27.3
       Net proceeds from sale of NCES.....................................                   44.7
       Net proceeds from sale of PROH, excluding escrow...................                   99.1
       Long-term care services ("LTCS") net current assets in excess of
         working capital guarantee and market exit costs..................                   34.4
       Refundable income taxes............................................                   28.5
       Other current assets, including escrow from sale of PROH...........               6.4-43.2
       Other non-current assets...........................................                    1.6
                                                                              -------------------
       Total estimated assets.............................................            242.0-278.8
                                                                              -------------------
(ii)   ESTIMATED LIABILITIES OF THE COMPANY
       Convertible subordinated debentures................................                 (175.0)
       Accounts payable and accrued expenses..............................           (38.3)-(21.5)
       Severance and facility exit costs..................................                   (9.3)
                                                                              -------------------
       Total estimated liabilities........................................         (222.6)-(205.8)
                                                                              -------------------
(iii)  ESTIMATED OPERATING INCOME OF NCES AND PROH FROM
         OCTOBER 1, 1999 THROUGH DATES OF SALE............................                    3.0
                                                                              -------------------
(iv)   ESTIMATED OPERATING COSTS DURING LIQUIDATION
       Investment income during liquidation...............................                1.1-2.6
       Interest on convertible subordinated debentures....................                   (2.8)
       Payroll and benefits for liquidation personnel.....................             (6.3)-(6.0)
       Legal, audit and other professional costs..........................             (5.1)-(4.1)
       Other costs........................................................             (1.0)-(0.5)
                                                                              -------------------
       Total estimated operating costs....................................           (14.1)-(10.8)
(iii)  ESTIMATED ACQUISITION RELATED CONTINGENT EARNOUT PAYMENTS PRIOR TO
         THE SALES OF PROH, EARNED SUBSEQUENT TO SEPTEMBER 30, 1999.......                   (1.9)
                                                                              -------------------
(iv)   ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS..    $          6.4-63.3
                                                                              ===================
(v)    ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION PER
         OUTSTANDING COMMON SHARE.........................................    $          .10-1.00
                                                                              ===================

     In connection with its proxy statement dated August 13, 1999, the Company estimated that funds available for distribution to stockholders could range from $111.0 million to $234.6 million ($1.76 - $3.51 per share). As a result of industry and financial market conditions, both the sales of PROH and NCES, the largest factors in the proxy statement liquidation analysis, were at the minimum anticipated values for those transactions. Further, a number of actual or probable events, which were not known or anticipated at the time of the proxy statement estimates or the Company's shareholder meeting on September 21, 1999, resulted in an additional reduction in the potential realizable value to $63.3 million, the revised maximum estimated realizable value. These include: (i) an $18.0 million reduction in proceeds from the sale of the O&P business arising from the buyer's assertion of claims under the working capital guarantee, (ii) a $13.1 million decline in the anticipated collections of long-term care receivables stemming from deteriorating industry conditions, and (iii) a $12.8 million obligation guaranteed by NovaCare for NCES services to the PROH business, which was not assumed by the purchaser of PROH. Possible contingencies could further reduce the realizable value available for distribution to stockholders to $6.4 million, the revised minimum realizable value. These possible contingencies include primarily the potential for claims against the $36.8 million escrow associated with the

                        NOVACARE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


sale of PROH and claims asserted in connection with certain other divestitures.

     The following table sets forth a reconciliation of the low end of the range of the estimates set forth above under "Liquidation Analysis and Estimates" with the Company's stockholders' equity, as set forth in its unaudited Consolidated Balance Sheet as of September 30, 1999:

                                                                 ($ IN MILLIONS)
                                                                 ---------------
     Total stockholders' equity as of September 30, 1999......       $ 73.1
     Additional maximum amounts due in connection with
       sales of businesses....................................        (53.6)
     Estimated operating income subsequent to
       September 30, 1999.....................................          3.0
     Estimated operating costs during liquidation.............        (14.2)
     Estimated acquisition related contingent earnout
       payments prior to the sale of PROH, earned
       subsequent to September 30, 1999.......................         (1.9)
                                                                     -------
     ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
       TO STOCKHOLDERS........................................        $ 6.4
                                                                     =======


     THE METHODS USED BY MANAGEMENT IN ESTIMATING THE VALUES AND VALUE RANGES OF THE COMPANY'S ASSETS ARE INEXACT AND MAY NOT APPROXIMATE VALUES ACTUALLY REALIZED. THESE ESTIMATES ARE SUBJECT TO NUMEROUS UNCERTAINTIES BEYOND THE COMPANY'S CONTROL AND ALSO DO NOT REFLECT ALL CONTINGENT LIABILITIES THAT MAY MATERIALIZE. FOR ALL THESE REASONS, THERE CAN BE NO ASSURANCE THAT THE ACTUAL NET PROCEEDS DISTRIBUTED TO STOCKHOLDERS IN LIQUIDATION WILL NOT BE LESS THAN THE ESTIMATED AMOUNTS SHOWN. MOREOVER, NO ASSURANCE CAN BE GIVEN THAT ANY AMOUNTS TO BE RECEIVED BY THE COMPANY'S STOCKHOLDERS IN LIQUIDATION WILL EQUAL OR EXCEED THE PRICE OR PRICES AT WHICH THE COMMON STOCK HAS RECENTLY TRADED OR MAY TRADE IN THE FUTURE.

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

     The Company has assessed its exposure to the Year 2000 problem, and has substantially completed its response to that exposure. Because of the sale of substantially all of the Company's businesses, the Company believes that its remaining exposure to Year 2000 issues is not significant. Generally, the Company has exposure in three areas: (i) financial and management operating computer systems used to manage the Company's business, (ii) microprocessors and other electronic devices included as components of therapy and other equipment used by the Company ("embedded chips") and (iii) computer systems used by third parties, in particular financial institutions, customers and suppliers of the Company. The Company estimates that the cost of its Year 2000 effort incurred subsequent to September 30, 1999 will be less than $0.3 million. As of September 30, 1999 the Company had spent approximately $4.0 million from the inception of its Year 2000 program in fiscal 1998.

     The Company has substantially completed Year 2000 testing and remediation on its financial and management operating systems and on embedded chips.

     The Company has received written correspondence from its major vendors and management is satisfied that the Company does not have significant exposure to Year 2000 problems associated with vendors and major customer payers. The Company is substantially complete with its business continuity plan, which involves hard copy of

                        NOVACARE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

computer files and manual records to supplement computer records and data.

     If the Company has not identified all potential significant Year 2000 issues or its business continuity plan is insufficient to deal with any Year 2000 problems that emerge, the Company could incur additional costs, which may be substantial, to develop alternative methods of managing its business and could experience delays in payments by customers or to vendors.

CAUTIONARY STATEMENT

     Except for historical information, matters discussed above including, but not limited to, statements concerning future operations and estimates of values to be received in liquidation, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include potential claims related to businesses sold, the ability of the Company to realize its remaining assets in cash, the cost to wind up the Company's affairs in preparation for a potential liquidation, the ability of the Company to identify potential acquisition targets and to successfully complete such potential acquisitions, the Company's ability to retain management and professional employees during its wind down period and the ability of the Company, its customers and suppliers to complete the remediation of Year 2000 issues.

                        NOVACARE, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 21, 1999, the Company held a Special Meeting of the Stockholders of NovaCare, Inc. The following matters were submitted for vote:

1. The holders of 36,010,196 shares voted for, the holders of 1,480,035 shares voted against and the holders of 331,193 shares abstained with respect to the approval of the sale of the Company's physical rehabilitation and occupational health business ("PROH").

2. The holders of 36,225,694 shares voted for, the holders of 1,381,462 shares voted against and the holders of 214,272 shares abstained with respect to the sale of the Company's interest in NovaCare Employee Services, Inc. ("NCES").

3. The holders of 33,285,442 shares voted in favor of, the holders of 3,865,696 shares voted against, and the holders of 670,282 shares abstained with respect to the adoption of a Plan of Restructuring of the Company.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibit
     Number                      Exhibit Description                 Page Number
     -------                     -------------------                 -----------

     27                       Financial Data Schedule

(B)  Reports on Form 8-K

          On July 14, 1999, the Company filed a Current Report on Form 8-K dated July 1, 1999 with the Securities and Exchange Commission announcing the sale of its orthotic and prosthetics business under Item 2, Acquisition or Disposition of Assets.

          On August 13, 1999, the Company filed Form 8-K/A Amendment No. 2 as an amendment to the Current Report filed June 16, 1999 on Form 8-K.

          On August 13, 1999, the Company filed Form 8-K/A as an amendment to the Current Report filed July 14, 1999 on Form 8-K.


          On October 14, 1999, the Company filed a Current Report on Form 8-K dated September 21, 1999 with the Securities and Exchange Commission reporting the approval of three proposals at its Special Meeting of Stockholders on September 21, 1999, reporting a definitive Agreement and Plan of Merger for NCES and a subsidiary of Plato Holdings, Inc. dated September 8, 1999, and reporting a Stock Purchase Agreement for the sale of the Company's PROH division to Select Medical Corporation dated October 1, 1999 under item 5, Other Events.

          On November 2, 1999, the Company filed a Current Report on Form 8-K dated October 19, 1999 with the Securities and Exchange Commission announcing the sale of NCES under Item 2, Acquisition of Disposition of Assets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NOVACARE, INC.
                                  ---------------------
                                       (Registrant)


November 22, 1999                 By /s/ Robert E. Healy, Jr.
                                     --------------------------------
                                         Robert E. Healy, Jr.,
                                         Senior Vice President,
                                         Finance & Administration and
                                         Chief Financial Officer

                                  By /s/ Barry E. Smith
                                     --------------------------------
                                         Barry E. Smith,
                                         Vice President, Controller and
                                         Chief Accounting Officer