Form 10-Q
period 1999-12-31
NOVACARE INC
filed 2000-02-18
CIK 802843

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999


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

As of January 31, 2000, NovaCare, Inc. had 63,343,263 shares of common stock, $.01 par value, outstanding.

                         NOVACARE, INC. AND SUBSIDIARIES

                   FORM 10-Q - QUARTER ENDED DECEMBER 31, 1999


                                      INDEX

PART NO.         ITEM NO.               DESCRIPTION                                                 PAGE NO.
--------         --------               -----------                                                 --------
     I                           FINANCIAL INFORMATION

                     1           Financial Statements
                                 - Condensed Consolidated Balance Sheets as of
                                    December 31, 1999 and June 30, 1999                                   1

                                 - Condensed Consolidated Statements of Operations
                                   for the Three Months Ended December 31, 1999 and 1998                  2

                                 - Condensed Consolidated Statements of Operations
                                   for the Six Months Ended December 31, 1999 and 1998                    3

                                 - Condensed Consolidated Statements of Cash Flows
                                   for the Six Months Ended December 31, 1999 and 1998                    4

                                 -  Notes to Condensed Consolidated Financial
                                    Statements                                                          5-12

                     2           Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                   13-16

    II                           OTHER INFORMATION

                     5           Other Information                                                       17

                     6           Exhibits and Reports on Form 8-K                                        17

Signatures                                                                                               18

                         NOVACARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1999 AND JUNE 30, 1999
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                                                     DECEMBER 31,            June 30,
                                                                                         1999                  1999
                                                                                         ----                  ----

ASSETS
Current assets:
   Cash and cash equivalents ...................................................       $ 106,233        $  17,110
   Income taxes receivable .....................................................              --           25,255
   Deferred income taxes .......................................................           6,150           37,422
   Net assets of discontinued operations - current portion .....................          14,513          877,548
   Restricted cash - current portion ...........................................           3,300               --
   Other current assets ........................................................           4,784            4,803
                                                                                       ---------        ---------
       Total current assets ....................................................         134,980          962,138
Property and equipment, net ....................................................              --            3,372
Deferred income taxes ..........................................................              --            1,669
Net assets of discontinued operations - non-current portion ....................          11,709           22,200
Restricted cash - non-current portion ..........................................          15,406               --
Escrow receivable ..............................................................          30,300               --
Other assets, net ..............................................................              --            5,216
                                                                                       ---------        ---------
                                                                                       $ 192,395        $ 994,595
                                                                                       =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of financing arrangements ...................................       $  84,748        $ 522,543
   Accounts payable and accrued expenses .......................................          34,637           39,366
                                                                                       ---------        ---------
       Total current liabilities ...............................................         119,385          561,909
Financing arrangements, net of current portion .................................              --              336
Deferred income taxes ..........................................................           6,150           39,091

Other liabilities ..............................................................           9,233               --
                                                                                       ---------        ---------
       Total liabilities .......................................................         134,768          601,336
Commitments and contingencies ..................................................              --               --

Shareholders' equity:
   Common stock, $.01 par value; authorized 200,000 shares; issued 68,672 shares
     at December 31, 1999 and issued 68,561 shares at June 30, 1999 ............             687              686
   Additional paid-in capital ..................................................         274,644          274,603
   (Accumulated deficit) retained earnings .....................................        (175,030)         160,644
                                                                                       ---------        ---------
                                                                                         100,301          435,933
   Less:Common stock in treasury (at cost), 5,308 shares at December 31, 1999
     and at June 30, 1999 ......................................................         (42,674)         (42,674)
                                                                                       ---------        ---------
       Total shareholders' equity ..............................................          57,627          393,259
                                                                                       ---------        ---------
                                                                                       $ 192,395        $ 994,595
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

                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                         1999            1998
                                                                                         ----            ----
Net revenues .................................................................       $     --        $     --
Cost of services .............................................................             --              --
                                                                                     --------        --------
    Gross profit .............................................................             --              --
Selling, general and administrative expenses .................................          8,667          22,086
(Credit) provision for restructure ...........................................             --              --
                                                                                     --------        --------
    (Loss) from operations ...................................................         (8,667)        (22,086)
Investment and other income, net .............................................          2,084              71
Gain on sale of property and equipment........................................             --              --
Interest expense .............................................................         (2,145)         (7,058)
                                                                                     --------        --------
    (Loss) before income taxes ...............................................         (8,728)        (29,073)
Income taxes .................................................................             --          10,175
                                                                                     --------        --------
    (Loss) from continuing operations before extraordinary item ..............         (8,728)        (18,898)
Income from discontinued operations, net of tax ..............................            454             400
(Loss) on disposal of discontinued operations, net of tax ....................         (7,710)             --
Extraordinary item - gain on repurchase of financing arrangements ............            598              --
                                                                                     --------        --------
    Net (loss) ...............................................................       $(15,386)       $(18,498)
                                                                                     ========        ========
    (Loss) per share from continuing operations before extraordinary item -
      basic and assuming dilution ............................................       $  (0.14)        $  (0.30)
                                                                                     ========        ========
    (Loss) per share from continuing operations  -
      basic and assuming dilution ............................................       $  (0.13)        $ (0.30)
                                                                                     ========        ========
    (Loss) per share - basic and  assuming dilution ..........................       $  (0.24)       $  (0.29)
                                                                                     ========        ========
    Weighted average number of shares outstanding-
      basic and assuming dilution.............................................         63,343          62,735
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

                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                       1999                  1998
                                                                                       ----                  ----
Net revenues .................................................................       $      --        $      --
Cost of services .............................................................              --               --
                                                                                     ---------        ---------
    Gross profit .............................................................              --               --
Selling, general and administrative expenses .................................          22,401           42,159
(Credit) provision for restructure ...........................................          (1,987)              --
                                                                                     ---------        ---------
    (Loss) from operations ...................................................         (20,414)         (42,159)

Investment and other income, net .............................................           2,490              155
Gain on sale of property and equipment .......................................           1,528               --
Interest expense .............................................................          (6,635)         (13,905)
                                                                                     ---------        ---------
    (Loss) before income taxes ...............................................         (23,031)         (55,909)
Income taxes .................................................................              --           19,568
                                                                                     ---------        ---------
    (Loss) from continuing operations before extraordinary item ..............         (23,031)         (36,341)
Income from discontinued operations, net of tax ..............................          11,902           23,516
(Loss) on disposal of discontinued operations, net of tax ....................        (325,143)              --
Extraordinary item - gain on repurchase of financing arrangements ............             598               --
                                                                                     ---------        ---------
    Net (loss) ...............................................................       $(335,674)       $ (12,825)
                                                                                     =========        =========
    (Loss) per share from continuing operations before extraordinary item -
      basic and assuming dilution ............................................       $   (0.36)       $   (0.58)
                                                                                     =========        =========
    (Loss) per share from continuing operations -
      basic and assuming dilution ............................................       $   (0.35)       $   (0.58)
                                                                                     =========        =========

    (Loss) per share - basic and assuming dilution ...........................       $   (5.30)       $   (0.20)
                                                                                     =========        =========
    Weighted average number of shares outstanding -
      basic and assuming dilution ............................................          63,308           62,642
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

                         NOVACARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                                             FOR THE SIX MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                                     ------------
                                                                               1999              1998
                                                                               ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) ..........................................................       $(335,674)       $ (12,825)
Adjustments to reconcile net (loss) to net cash flows
from operating activities of continuing operations:
(Income) from discontinued operations, net of tax ...................         (11,902)         (23,516)
Loss on disposal of discontinued operations, net of tax .............         325,143               --
Extraordinary item - gain on repurchase of financing arrangements ...            (598)              --
(Credit) provision for restructure ..................................          (1,987)              --
(Gain) on sale of property and equipment ............................          (1,528)              --
Depreciation and amortization .......................................           1,336            4,158
Deferred income taxes ...............................................              --              617

  Changes in assets and liabilities, net of effects from
     acquisitions and dispositions:
     Other current assets ...........................................           2,583           (1,018)
     Accounts payable and accrued expenses ..........................          (9,614)              11
     Current income taxes ...........................................          28,799               22
     Escrow receivable ..............................................         (30,300)              --
     Other, net .....................................................          12,049           (1,255)
                                                                            ---------        ---------
     Net cash flows (used in) continuing operations .................         (21,693)         (33,806)
     Net cash flows provided by discontinued operations .............          11,563           15,946
                                                                            ---------        ---------
     Net cash flows (used in) operating activities ..................         (10,130)         (17,860)
                                                                            ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Continuing operations - proceeds from sale of property and equipment           4,934               --
 Discontinued operations:
    Net proceeds from sales of businesses ...........................         564,811               --
    Deposits of restricted cash .....................................         (18,706)              --
    Payments for businesses acquired, net of cash acquired ..........          (5,007)         (54,315)
    Additions to property and equipment .............................          (5,249)         (19,066)

Other, net ..........................................................              --             (344)
                                                                            ---------        ---------
Net cash flows provided by (used in) investing activities ...........         540,783          (73,037)
                                                                            ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt and credit arrangements - continuing operations ..              --          249,780
Payment of debt and credit arrangements - continuing operations .....        (437,533)        (166,002)
Proceeds from debt and credit arrangements - discontinued operations.           1,654            7,500
Payment of debt and credit arrangements - discontinued operations ...          (5,693)         (19,193)
Proceeds from common stock issued ...................................              42            1,290
                                                                            ---------        ---------
      Net cash flows (used in) provided by financing activities .....        (441,530)          73,375
                                                                            ---------        ---------

Net increase (decrease) in cash and cash equivalents ................          89,123          (17,522)
Cash and cash equivalents, beginning of period ......................          17,110           32,760
                                                                            ---------        ---------
Cash and cash equivalents, end of period ............................       $ 106,233        $  15,238
                                                                            =========        =========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                         NOVACARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         On July 1, 1999, NovaCare, Inc. (The "Company") completed the sale of its Orthotic and Prosthetic ("O&P") business to Hanger Orthopedic Group, Inc. ("Hanger").

         On September 21, 1999, the stockholders of the Company approved three proposals submitted as part of a Special Meeting of Stockholders. The first proposal recommended the sale of the Company's Physical Rehabilitation and Occupational Health ("PROH") division, the second proposal recommended the sale of the Company's 64% interest in NovaCare Employee Services, Inc. ("NCES") and the third proposal recommended the adoption of a proposal to restructure the Company. Under the third proposal if, by no later than December 31, 2000, the Company is unable to find suitable acquisition candidates in which to reinvest the proceeds from the PROH and NCES sales, after the payment of its convertible subordinated debentures (see Note 3) and other liabilities, it will liquidate.

         On October 19, 1999, the Company completed the sale of its 64% interest in NCES to a subsidiary of Plato Holdings, Inc. ("Plato") as part of a tender offer by Plato for all of NCES's outstanding shares at a price of $2.50 per share, or a total of $48,500.

         On November 19, 1999, the Company completed the sale of the PROH business to Select Medical Corporation ("Select") for $200,000.

         The Company's former long-term care services operating segment was disposed in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. The Company's former employee services segment was disposed through the Company's sale of its interest in NCES. The Company's former outpatient services segment was disposed through the sales of O&P and PROH. As a result of these transactions, the Company has disposed of all of its operating segments. The Company's remaining holding company activities consist of the winding up of its affairs with respect to the disposed segments, the search for potential acquisition candidates and the preparation for potential liquidation.

         Accordingly, the accompanying condensed consolidated financial statements reflect all the Company's assets and liabilities, results of operations and cash flows as discontinued operations, except for its remaining holding company activities which are treated as continuing operations. Results of operations and cash flows for the three and six months ended December 31, 1998 have been reclassified to reflect the current period presentation. The accompanying financial statements as of December 31, 1999 and for the three and six months ended December 31, 1999 and 1998 are unaudited. The balance sheet as of June 30, 1999 is condensed from the audited balance sheet of the Company at that date, and has been reclassified to present the assets and liabilities of all businesses sold as "net assets of discontinued operations". Management believes readers of these financial statements should focus their attention on the "Liquidation Analysis and Estimates" section of Management's Discussion and Analysis of Financial Condition and Results of Operations since, in the opinion of management, that presents the most relevant financial information about the Company.

         These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended June 30, 1999.

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)


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

2.       DISCONTINUED OPERATIONS

         On July 1, 1999, the Company sold its O&P business to Hanger for $445,000. Of the purchase price, the Company placed $15,000 in escrow in conjunction with a guarantee of a minimum $94,000 of working capital, as defined in the agreement of sale. The final working capital amount is expected to be settled by no later than June 30, 2000.

         The gain on the sale of O&P consists of the following:

Cash received .................................       $ 392,695
Debt assumed by the buyer .....................          37,305
Less: transaction costs and related liabilities         (17,175)
                                                      ---------
Net transaction amount ........................         412,825
Book basis of net assets of O&P ...............        (362,905)
                                                      ---------
Gain on sale of O&P ...........................       $  49,920
                                                      =========

         The gain on the sale of O&P is included in net loss on disposal of discontinued operations and is based on preliminary information and may require adjustment. For income tax purposes any tax liability resulting from this transaction will be offset by net operating losses and the losses on the sales of NCES and PROH.

         In connection with the working capital guarantee, Hanger has presented the Company with a calculation of working capital that indicates an adjustment of approximately $29 million. In recognizing the gain on the sale of O&P, management has considered the amount presented by Hanger and has made its best estimate of the amount which may ultimately be required to settle the guaranteed amount with Hanger. The Company has presented to Hanger its objections to Hanger's working capital calculation, to which Hanger does not agree. In accordance with the purchase and sale agreement, an independent arbitrator will be engaged by both parties to resolve the matter by binding arbitration. Management cannot presently determine the amount, if any, of additional liability under the working capital guarantee as a result of these future actions.

         On October 19, 1999, the Company completed the sale of its interest in NCES at the tender offer price of $2.50 per share. In connection with the tender offer, the Company placed approximately $13,400 in escrow related to its guarantee of a four-year agreement with NCES to provide employee services to PROH (the "PROH Subscriber Agreement") of which $13,103 remains in escrow at December 31, 1999.

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)


         The loss on disposal of NCES consists of the following:

Cash received .................................       $ 48,500
Less: transaction costs and related liabilities         (3,857)
                                                      --------
Net transaction amount ........................         44,643
Book basis of net assets of NCES ..............        (47,791)
                                                      --------
Loss on disposal of NCES ......................       $ (3,148)
                                                      ========

         The loss on disposal of NCES is included in the net loss on disposal of discontinued operations and is based on preliminary information and may require adjustment.

         On November 19, 1999, the Company completed the sale of PROH. The sales price for PROH was $200,000, the cash proceeds of which were reduced by the amount of PROH debt assumed by Select. Of the remainder, $36,800 has been placed in escrow for two years related to certain representations made by the Company, including minimum working capital of approximately $86,000, collectibility of approximately $96,500 in accounts receivable, net of reserves, as of closing and certain contingent earnout payments and certain litigation matters. At December 31, 1999, the Company has established a reserve of $6,500 for the escrow account related to the Company's estimate of amounts which may be due under the working capital representation. Transaction costs include a $12,800 liability related to the PROH Subscriber Agreement as well as $5,000 related to severance costs to be paid by the Company as a result of terminations which may be made by the purchaser within the first twelve months following closing. The loss on disposal of PROH consists of the following:

Cash received .................................       $ 123,616
Amount placed in escrow .......................          36,800
Debt assumed by the buyer .....................          39,584

Less: transaction costs and related liabilities         (26,656)
                                                      ---------
Net transaction amount ........................         173,344
Book basis of net assets of PROH ..............        (522,661)
                                                      ---------
Loss on disposal of PROH before escrow reserve         (349,317)
Escrow reserve ................................          (6,500)
                                                      ---------
Loss on disposal of PROH ......................       $(355,817)
                                                      =========

         The loss on disposal of PROH is included in the net loss on disposal of discontinued operations and is based on preliminary information and may require adjustment. The loss on disposal of PROH increased by $7,710 during the three months ended December 31, 1999 as result of the $6,500 escrow reserve and additional net investments in PROH to fund its operations and capital expenditures during the period from October 1, 1999 through the date of sale.

         The Company's representation of net accounts receivable as of the closing date of the PROH sale involves a quarterly comparison of actual cash collections, on a cumulative basis from the closing date, to historical collection patterns specified in the purchase and sale agreement. If cash is collected at a rate slower than historically experienced, the escrow can be drawn, with the Company's approval, to satisfy the shortfall. If actual collections exceed historical patterns, no escrow draw occurs. If cumulative cash collections indicate that excess escrow has been drawn, Select must return the excess to escrow. The Company retains audit privileges with regard to actual cash collection data to be used in the quarterly calculation, as well as Select's cash collection practices with regard to closing date accounts receivable.

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)

         Included in the net assets of discontinued operations below are accounts receivable of the long-term care services Western operations, which were closed in fiscal 1999, and accounts receivable related to the operations sold in fiscal 1999 to Chance Murphy, Inc. ("Chance Murphy"). Pursuant to the agreement, the Company provided a working capital guarantee of $30,000 and Chance Murphy agreed to pay to the Company the amount, if any, of working capital as of June 1, 1999 in excess of $30,000 or, as applicable, to transfer to the Company any remaining accounts receivable relating to periods prior to June 1, 1999 once the working capital guarantee has been satisfied. On November 11, 1999, the Company was released from the commitment under the guarantee and the remaining accounts receivable reverted back to the Company.

         In conjunction with the November 11, 1999 release, the Company and Chance Murphy established an escrow account in support of indemnifications made by the Company relating to cost report settlements with Medicare, Medicaid and other third party payers for the Company's services provided prior to selling the business to Chance Murphy. The escrow account will be funded up to a maximum of $3,000, from cash collections of receivables due directly from these payers. The escrow agreement expires 30 days after the end of the period of limitations for which the filed cost reports may be subject to audit, approximately three years. At that time, any funds in excess of outstanding claims are to be released to the Company. At December 31, 1999, the Company has $474 in escrow and approximately $1,651, net of reserves, of accounts receivable due from third party payers.

         In the first quarter of fiscal 2000, as a result of the overall continued deterioration of the financial condition of providers of long-term care services as a consequence of the Balanced Budget Act of 1997, the Company recorded an additional loss on the disposal of its long-term care services operating segment of $13,098. This loss relates to a provision for uncollectible accounts for certain remaining accounts receivable. Of this amount, $4,300 relates to amounts due to the Company for its indemnification of customers for disallowed Medicare charges, and the remainder relates to trade accounts receivable.

         In the first quarter of fiscal 2000, a lawsuit was filed against the Company seeking payment of approximately $13,000 with respect to certain Medicare cost report settlements related to its medical rehabilitation hospital division, which was sold in fiscal 1995. The Company recorded an additional provision of $3,000 for this matter and has included such amount in the loss on the disposal of the long-term care services segment.

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

         Results of operations for all of the Company's discontinued operations (consisting of the outpatient services, employee services and long-term care services operating segments) were as follows for the three and six months ended December 31, 1999 and 1998. In the three and six months ended December 31, 1999, there were no operations for O&P or long-term care services. The Company has not included any results of operations for NCES after September 30, 1999 due to the immaterial effect of such results from that date to October 19, 1999, the date of sale. The Company has not included any results of operations for PROH after November 19, 1999, the date of sale of PROH.

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)


                                  THREE MONTHS ENDED DECEMBER 31,      SIX MONTHS ENDED DECEMBER 31,
                                        1999            1998             1999            1998
                                        ----            ----             ----            ----


Net revenues .................       $  46,693        $ 483,322        $ 408,475       $ 961,523

Income before income taxes ...             554           12,630            5,507          50,566

Income tax benefit (provision)            (100)         (12,230)           6,395         (27,050)
                                     ---------        ---------        ---------       ---------
Net income ...................       $     454        $     400        $  11,902       $  23,516
                                     =========        =========        =========       =========

         The income tax provision related to discontinued operations for the three months ended December 31, 1999 results from state income taxes that cannot be offset by loss carryforwards. The income tax benefit for the six months ended December 31, 1999 results from a reversal of accrued income tax liabilities in conjunction with the sales of the Company's operating businesses, net of state income taxes provided.

         Net assets of discontinued operations consist of the following:

                                                                   DECEMBER 31,      June 30,
                                                                     1999             1999
                                                                     ----             ----
Cash and cash equivalents .................................       $      --        $   6,167
Accounts receivable, net ..................................          22,073          249,769
Inventories ...............................................              --           44,651
Property and equipment, net ...............................              --           56,530
Excess cost of net assets acquired, net ...................              --          729,947
Investment in joint ventures ..............................              --           15,120
Medicare indemnification receivables, net .................          11,400           21,906
Other assets ..............................................              --           22,037
Accounts payable and accrued expenses .....................          (7,251)        (101,445)
Working capital guarantee, long-term care services ........              --          (28,800)
Financing arrangements ....................................              --          (82,678)
Minority interests ........................................              --          (28,425)
Other liabilities .........................................              --           (5,031)
                                                                  ---------        ---------

Net assets of discontinued operations .....................          26,222          899,748

Less current portion ......................................         (14,513)         (22,200)
                                                                  ---------        ---------
Net assets of discontinued operations - non-current portion       $  11,709        $ 877,548
                                                                  =========        =========

         Net assets of discontinued operations by operating segment consists of the following:

                             DECEMBER 31,     June 30,
                                1999           1999
                                ----           ----
Long-term care services       $ 26,222       $ 42,088

Employee services .....             --         47,904

Outpatient services ...             --        809,756
                              --------       --------
                              $ 26,222       $899,748
                              ========       ========

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)


3.       FINANCING ARRANGEMENTS

         Financing arrangements consisted of the following:

                                                                  DECEMBER 31,     June 30,
                                                                     1999           1999
                                                                   --------       --------
Revolving credit facility ..................................       $     --       $347,000
Convertible subordinated debentures (5.5%), due January 2000         84,748        175,000
Other ......................................................             --            879
                                                                   --------       --------
                                                                     84,748        522,879
Less:  current portion .....................................         84,748        522,543
                                                                   --------       --------
                                                                   $     --       $    336
                                                                   ========       ========

         The Company has a revolving credit facility with a syndicate of lenders. The facility is collateralized by substantially all the common stock of the Company's subsidiaries. Amounts outstanding under the facility at June 30, 1999 were entirely repaid on July 1, 1999 from the proceeds of the sale of O&P. At December 31, 1999, the amount available has been reduced to approximately $13,000, which amount exists solely to collaterize standby letters of credit issued in support of certain guarantees provided by the Company in conjunction with the sales of its operating businesses.

         During the second quarter of fiscal 2000, the Company repurchased $90,252 par value, plus accrued interest, of the convertible subordinated debentures through a series of transactions on the open market. The Company recorded an extraordinary gain of $598 associated with these repurchases. The Company repaid the remaining outstanding convertible subordinated debentures in their entirety, including accrued interest, on January 18, 2000.

4.       PROVISION FOR RESTRUCTURE

         In the fourth quarter of fiscal 1999, the Company recorded a provision for restructure of $12,260 related to a program to reduce its selling, general and administrative costs incurred at its corporate headquarters. The program involved the termination of 74 employees of which 38 employees were terminated as of December 31, 1999. This provision consisted of the following:

Employee severance and related costs ....       $ 3,060
Lease and technology agreement mitigation         8,515
Write-down of property and equipment ....           685
                                                -------
Total ...................................       $12,260
                                                =======

         In the first quarter of fiscal 2000, the Company reversed $1,987 of this provision based on the current costs expected to complete this program. The reversal is the net amount of additional severance and related costs of $2,400 and reduction of lease and technology agreement mitigation of $4,387. The Company expects that all of these amounts will be expended by June 30, 2000.

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)

         Activity in the accrued liability for this provision consisted of the following:

Provision for restructure .........................       $ 12,260
Less: non cash write-down of property and equipment           (685)
Reversal of provision .............................         (1,987)
Payments and other reductions .....................         (4,067)
                                                          --------
Balance, December 31, 1999 ........................       $  5,521
                                                          ========

5.   NET (LOSS) INCOME PER SHARE

         The following table sets forth the computation and reconciliation of net (loss) income per share-basic and net (loss) income per share-assuming dilution:

                                               FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                       DECEMBER 31,                     DECEMBER 31,
                                                       ------------                     ------------
                                                     1999             1998            1999              1998
                                                     ----             ----            ----              ----

(LOSS) FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM ......................       $  (8,728)       $ (18,898)       $ (23,031)       $ (36,341)
INCOME FROM DISCONTINUED OPERATIONS, NET
  OF TAX ..................................             454              400           11,902           23,516
(LOSS) ON DISPOSAL OF DISCONTINUED
  OPERATIONS, NET OF TAX ..................          (7,710)              --         (325,143)              --

EXTRAORDINARY ITEM ........................             598               --              598               --
                                                  ---------        ---------        ---------        ---------
NET (LOSS) ................................       $ (15,386)       $ (18,498)       $(335,674)       $ (12,825)
                                                  =========        =========        =========        =========

WEIGHTED AVERAGE SHARES OUTSTANDING:

  WEIGHTED AVERAGE SHARES OUTSTANDING -
    BASIC .................................          63,343           62,735           63,308           62,642

  STOCK OPTIONS ...........................              --               --               --               --
  WEIGHTED AVERAGE SHARES OUTSTANDING -
    ASSUMING DILUTION .....................          63,343           62,735           63,308           62,642
                                                  =========        =========        =========        =========

  (LOSS) PER SHARE FROM CONTINUING
   OPERATIONS BEFORE EXTRAORDINARY ITEM -
   BASIC AND ASSUMING DILUTION ............       $   (0.14)       $   (0.30)       $   (0.36)       $   (0.58)
  INCOME PER SHARE FROM DISCONTINUED
    OPERATIONS - BASIC AND ASSUMING
    DILUTION ..............................            0.01             0.01             0.19             0.38
  (LOSS) PER SHARE ON DISPOSAL OF
    DISCONTINUED OPERATIONS, NET OF TAX -
    BASIC AND ASSUMING DILUTION ...........           (0.12)              --            (5.14)              --
  EXTRAORDINARY ITEM PER SHARE - BASIC AND
    ASSUMING DILUTION .....................            0.01               --             0.01               --
                                                  ---------        ---------        ---------        ---------
  NET (LOSS) PER SHARE - BASIC AND ASSUMING
    DILUTION ..............................       $   (0.24)       $   (0.29)       $   (5.30)       $   (0.20)
                                                  =========        =========        =========        =========

                         NOVACARE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)

         The Company did not include convertible subordinated debentures, equivalent to 6,567 shares of common stock or options to purchase 7,054 and 1,029 or 7,444 and 991 shares, in the three and six months ended December 31, 1999 and 1998, respectively because their effects are antidilutive. There were no transactions subsequent to December 31, 1999 that would have materially changed the number of shares used in computing (loss) from continuing operations per share - basic and assuming dilution or net income per share - basic and assuming dilution.

6. COMMITMENTS AND CONTINGENCIES

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Also, in conjunction with the sales of its businesses, the Company has indemnified the purchasers for certain obligations. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions and indemnifications will not have a materially adverse effect on the financial position or results of operations of the Company.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

         On July 1, 1999, NovaCare, Inc. (the "Company") completed the sale of its orthotic and prosthetic ("O&P") business to Hanger Orthopedic Group, Inc. ("Hanger").

         On September 21, 1999, the stockholders of the Company approved three proposals submitted as part of a Special Meeting of Stockholders. The first proposal recommended the sale of the Company's Physical Rehabilitation and Occupational Health ("PROH") division, the second proposal recommended the sale of the Company's 64% interest in NovaCare Employee Services, Inc. ("NCES") and the third proposal recommended the adoption of a proposal to restructure the Company. Under the third proposal, if, by no later than December 31, 2000, the Company is unable to find suitable acquisition candidates to reinvest the proceeds from the PROH and NCES sales, after the payment of its convertible subordinated debentures and other liabilities, it will liquidate.

         On October 19, 1999, the Company completed the sale of its 64% interest in NCES to a subsidiary of Plato Holdings, Inc. ("Plato") as part of a tender offer by Plato for all of NCES's outstanding shares at a price of $2.50 per share or a total of $48.5 million.

         On November 19, 1999, the Company completed the sale of the PROH business to Select Medical Corporation ("Select") for $200.0 million.

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

         Accordingly, the Company has reflected substantially all of its assets and liabilities, results of operations and cash flows for the current and all prior periods as discontinued operations, except for its remaining general and administrative activities which are treated as continuing operations.

         On January 18, 2000, the Company fully satisfied its obligations to subordinated debenture holders by paying the outstanding principal amount of $84.7 million together with accrued interest. Prior to December 31, 1999, the Company had repurchased $90.3 million of subordinated debentures, plus accrued interest and has recognized a gain of $0.6 during the three- and six-month periods ended December 31, 1999. Accordingly, all convertible subordinated debentures have been repaid.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 VS. DECEMBER 31, 1998

Continuing Operations

         The loss before income taxes from continuing operations was $8.7 million for the three months ended December 31, 1999 compared to $29.1 million for the same period last year, which reflects the wind-down of the Company's administrative functions as a result of the sale of its businesses. The primary reason for the decrease in the loss was a decrease in selling, general and administrative costs of approximately $13.4 million. Also, interest expense decreased by approximately $5.0 million and investment income increased $2.0 million as a result of the payment of the Company's line of credit and investment of excess cash generated by the sale of the Company's operating businesses, respectively.

         There is no provision for or benefit from income taxes for the three months ended December 31, 1999 as the Company could not utilize, for income tax purposes, the loss incurred in the period. For the same period last year, the Company recognized a tax benefit of $10.2 million for the carryback of net operating losses to prior periods.

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Discontinued Operations

         Income from discontinued operations, net of tax for the three months ended December 31, 1999 ($0.5 million) was flat when compared to the three months ended December 31, 1998 ($0.4 million). During the three months ended December 31, 1999, the Company recorded an additional loss on disposal of discontinued operations primarily as a result of an analysis of the closing date balance sheet from the PROH sale on November 19, 1999, and the Company's estimate of amounts which may be due under the working capital representation.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 VS. DECEMBER 31, 1998

Continuing Operations

       The loss before income taxes from continuing operations was $23.0 million for the six months ended December 31, 1999 compared to $55.9 million for the same period last year, which reflects the wind-down of the Company's administrative functions as a result of the sale of its businesses. The primary reason for the decrease in the loss was a decrease in selling, general and administrative costs of approximately $19.8 million and the reversal of a provision for restructure of $2.0 million during the current fiscal year. Also, interest expense decreased by approximately $7.3 million and investment income increased $2.3 million as a result of the payment of the Company's line of credit and investment of excess cash generated by the sale of the Company's operating businesses.

         There is no provision for or benefit from income taxes for the six months ended December 31, 1999 as the Company could not utilize, for income tax purposes, the loss incurred in the period. The Company has a net operating loss carryforward in the range of $90.0 million to $120.0 million as of December 31, 1999. For the same period last year the Company recognized a tax benefit of $19.6 million for the carryback of net operating losses to prior periods.

Discontinued Operations

         Income from discontinued operations, net of tax for the six months ended December 31, 1999 ($11.9 million) decreased by approximately $11.6 compared to the six months ended December 31, 1998 ($23.5 million). This decrease is due principally from the inclusion in the full period of the prior year of the results of operations of the Company's businesses sold compared to the inclusion in the current year of results of operations only through the respective dates of sale of these businesses.

         Loss on disposal of discontinued operations reflects a loss on the sale of PROH and NCES ($359.0 million) and adjustments related to changes in estimates of long-term care services discontinued operations stemming from deteriorating industry conditions ($16.0 million), offset partially by the gain on the sale of O&P ($49.9 million).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     At December 31, 1999, cash and cash equivalents totaled $106.2 million compared to $17.1 million at June 30, 1999. The net increase in cash and cash equivalents from June 30, 1999 of $89.1 million resulted principally from proceeds from the sale of the Company's operating businesses ($546.1 million, net of restricted cash deposits) which were used to retire the outstanding balance on the Company's line of credit ($347.0 million), repurchase a portion of the convertible subordinated debentures ($90.3 million), fund capital expenditures and earnouts prior to the sale dates ($10.3 million) and fund operations ($10.1 million).

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  (CONTINUED)

         On January 18, 2000, the Company repaid convertible subordinated debenture holders the remaining outstanding principal amount of $84.7 million together with accrued interest. Prior to December 31, 1999, the Company had repurchased $90.3 million of the convertible subordinated debentures, plus accrued interest.

Liquidation Analysis and Estimates

         Management has estimated the following potential realizable values or range of values for its assets and estimated liabilities and estimated cost of liquidation. The maximum, or high end of the estimated realizable values of the assets and liabilities of the Company, as reflected in the Company's December 31, 1999 condensed consolidated balance sheet, is based on the assumption that these values are fully realizable. The minimum, or low end, of the estimated realizable values is estimated on the same basis as the maximum or high end, except that the estimated realizable values for the sale of the Company's operating businesses have been reduced by the amount of escrowed funds or potential maximum liability, if such amount could be determined, in accordance with the respective purchase and sale agreements.

         The liquidation period and the estimated operating costs during liquidation for the period from December 31, 1999 through December 31, 2000, the assumed liquidation date, have been based on the Company's internal estimates.

         Except for the historical transactions, some of which are based on preliminary information, there can be no assurance that the Company will realize the value of the assets below, or liquidate the amounts of any of the liabilities below, for or within the indicated values or ranges (or at all).

                                                                                   ($ IN MILLIONS, EXCEPT
                                                                                     PER SHARE AMOUNTS)
                                                                                  -------------------------
(i)  ESTIMATED REALIZABLE VALUES OF ASSETS OF THE COMPANY
     Cash and cash equivalents at December 31, 1999.........................     $           106.2

     Restricted cash, net of liability to NCES for guarantee of
       PROH contract........................................................                   6.2
     Long-term care services net assets in excess of
       market exit costs....................................................                  26.2
      Other current assets, including escrow from sale of PROH..............            4.8 - 35.1
                                                                                  ----------------
      Total estimated assets................................................         143.4 - 173.7
                                                                                  ----------------
(ii)  ESTIMATED LIABILITIES OF THE COMPANY
      Convertible subordinated debentures...................................                 (84.8)
      Accounts payable and accrued expenses.................................        (42.6) - (25.8)
      Severance and facility exit costs.....................................                  (5.5)
                                                                                  ----------------
      Total estimated liabilities...........................................      (132.9) - (116.1)
                                                                                  ----------------
(iv)  ESTIMATED OPERATING COSTS DURING LIQUIDATION
      Investment income during liquidation..................................                    .7
      Interest on convertible subordinated debentures.......................                   (.4)
      Payroll and benefits for liquidation personnel........................                  (2.8)
      Legal, audit and other professional costs.............................          (3.0) - (2.5)
      Other costs...........................................................          (1.0) - (0.5)
                                                                                  ----------------
      Total estimated operating costs.......................................          (6.5) - (5.5)
                                                                                  ----------------
(iii) ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
       TO STOCKHOLDERS.....................................................       $     4.0 - 52.1
                                                                                  ================
(iv)  ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
       PER OUTSTANDING COMMON SHARE........................................       $     0.06 -0.82
                                                                                  ================

                         NOVACARE, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  (CONTINUED)

         In connection with its proxy statement dated August 13, 1999, the Company estimated that funds available for distribution to stockholders could range from $111.0 million to $263.6 million ($1.76 - $3.94 per share). As a result of industry and financial market conditions, both the sales of PROH and NCES, the largest factors in the proxy statement liquidation analysis, were at the minimum anticipated values for those transactions. Further, a number of actual or probable events as of December 31, 1999, which were not known or anticipated at the time of the proxy statement estimates or the Company's shareholder meeting on September 21, 1999, resulted in an additional reduction in the potential realizable value to $52.1 million, the revised maximum estimated realizable value. These include: (i) an $18.0 million reduction in proceeds from the sale of the O&P business arising from the buyer's assertion of claims under the working capital guarantee, (ii) a $13.1 million decline in the anticipated collections of long-term care receivables stemming from deteriorating industry conditions, (iii) a $12.8 million obligation guaranteed by NovaCare for NCES services to the PROH business, which was not assumed by the purchaser of PROH, and (iv) a $6.5 million reduction in proceeds from the sale of the PROH business arising from claims under the working capital representation. Possible contingencies could further reduce the realizable value available for distribution to stockholders to $4.0 million, the revised minimum realizable value. These possible contingencies include primarily the potential for additional claims against the remaining $30.3 million escrow, after reduction for the $6.5 million working capital representation described above, associated with the sale of PROH and claims asserted in connection with certain other divestitures.

          The following table sets forth a reconciliation of the low end of the range of the estimates set forth above under "Liquidation Analysis and Estimates" with the Company's stockholders' equity, as set forth in its unaudited Consolidated Balance Sheet as of December 31, 1999:

                                                                                   ($ IN MILLIONS)
                                                                                  ------------------
  Total stockholders' equity as of December 31, 1999.......................       $           57.6
  Additional maximum amounts due in connection with sales of businesses....                  (47.1)
  Estimated operating costs during liquidation.............................                   (6.5)
                                                                                  ----------------
  ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
   TO STOCKHOLDERS.........................................................       $            4.0
                                                                                  ================


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

YEAR 2000 READINESS

         The Company had no significant issues to date with respect to Year 2000 and does not expect any significant further expenditures with respect to this matter. However, there can be no assurance that the Company will not experience ongoing issues with respect to Year 2000 matters.

CAUTIONARY STATEMENT

         Except for historical information, matters discussed above including, but not limited to, statements concerning future operations and estimates of values to be received in liquidation, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include potential claims related to businesses sold, the ability of the Company to realize its remaining assets in cash, the cost to wind up the Company's affairs in preparation for a potential liquidation, the ability of the Company to identify potential acquisition targets and to successfully complete such potential acquisitions and the Company's ability to retain management and professional employees during its wind-down period.

                         NOVACARE, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 5 - OTHER INFORMATION

         On November 24, 1999, the Company's common stock was delisted by the New York Stock Exchange, Inc. The Company stock ticker symbol had been NOV. On December 3, 1999, the Company's common stock commenced trading on the National Association of Securities Dealers ("NASD") Over-the-Counter Bulletin Board ("OTCBB") trading system using the stock ticker symbol NAHC.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibit
         Number             Exhibit Description                Page Number
         ------             -------------------                -----------
         27                  Financial Data Schedule

(B)      Reports on Form 8-K

         On November 2, 1999, the Company filed a Current Report on Form 8-K dated October 19, 1999 with the Securities and Exchange Commission announcing the sale of NCES under item 2, Acquisition or Disposition of Assets.

         On December 3, 1999, the Company filed a Current Report on
   Form 8-K dated November 19, 1999 with the Securities and Exchange Commission announcing the completion of the sale of PROH under Item 2, Acquisition or Disposition of Assets.

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


                                                        NOVACARE, INC.
                                                        --------------
                                                        (REGISTRANT)




FEBRUARY 18, 2000                          BY /s/ ROBERT E. HEALY, JR.
                                              ----------------------------------
                                                  ROBERT E. HEALY, JR.,
                                                  PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER




                                           BY /s/ BARRY E. SMITH
                                              ----------------------------------
                                                  BARRY E. SMITH,
                                                  VICE PRESIDENT, CONTROLLER AND
                                                  CHIEF ACCOUNTING OFFICER