Form 10-Q
period 2000-03-31
NAHC INC
filed 2000-05-15
CIK 802843

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                         COMMISSION FILE NUMBER 1-10875


                      NAHC, INC. (FORMERLY NOVACARE, INC.).
             (Exact name of registrant as specified in its charter)

                   DELAWARE                       13-3247827
          (State of incorporation)   (I.R.S. Employer Identification No.)

           1018 W. NINTH AVENUE, KING OF PRUSSIA, PA     19406
             (Address of principal executive office)   (Zip code)

                  Registrant's telephone number: (610) 992-7450


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

As of April 30, 2000, NAHC, Inc. had 63,343,263 shares of common stock, $.01 par value, outstanding.

                           NAHC, INC. AND SUBSIDIARIES

                    FORM 10-Q - QUARTER ENDED MARCH 31, 2000


                                      INDEX

PART NO.  ITEM NO.   DESCRIPTION                                             PAGE NO.
--------  --------   -----------                                             --------
   I                 FINANCIAL INFORMATION

             1       Financial Statements

                     - Condensed Consolidated Balance Sheets as of
                       March 31, 2000 and June 30, 1999                         1

                     - Condensed Consolidated Statements of Operations for
                       the Three Months Ended March 31, 2000 and 1999           2

                     - Condensed Consolidated Statements of Operations for
                       the Nine Months Ended March 31, 2000 and 1999            3

                     - Condensed Consolidated Statements of Cash Flows for
                       the Nine Months Ended March 31, 2000 and 1999            4

                     - Notes to Condensed Consolidated Financial Statements    5-12

             2       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      13-17

  II                 OTHER INFORMATION

             6       Exhibits and Reports on Form 8-K                           18

Signatures                                                                      19

                           NAHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2000 AND JUNE 30, 1999
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                                                     March 31,      June 30,
                                                                                       2000           1999
                                                                                     ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents ...................................................     $   9,901      $  17,110
   Income taxes receivable .....................................................            --         25,255
   Deferred income taxes .......................................................         6,150         37,422
   Net assets of discontinued operations - current portion .....................        13,380        877,548
   Restricted cash - current portion ...........................................         3,300             --
   Other current assets, principally miscellaneous receivables .................         4,754          4,803
                                                                                     ---------      ---------
       Total current assets ....................................................        37,485        962,138
Property and equipment, net ....................................................            --          3,372
Deferred income taxes ..........................................................            --          1,669
Net assets of discontinued operations - non-current portion ....................        10,463         22,200
Restricted cash - non-current portion ..........................................        14,646             --
Escrow receivable, net .........................................................        13,800             --
Other assets, net ..............................................................            --          5,216
                                                                                     ---------      ---------
                                                                                     $  76,394      $ 994,595
                                                                                     =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of financing arrangements ...................................     $      --      $ 522,543
   Accounts payable and accrued expenses .......................................        20,843         39,366
                                                                                     ---------      ---------
       Total current liabilities ...............................................        20,843        561,909
Financing arrangements, net of current portion .................................            --            336
Deferred income taxes ..........................................................         6,150         39,091
Other liabilities ..............................................................         8,365             --
                                                                                     ---------      ---------
       Total liabilities .......................................................        35,358        601,336
Commitments and contingencies ..................................................            --             --
Shareholders' equity:
   Common stock, $.01 par value; authorized 200,000 shares; issued 68,693 shares at March 31, 2000 and issued 68,561 shares at
     June 30, 1999 .............................................................           687            686
   Additional paid-in capital ..................................................       274,646        274,603
   (Accumulated deficit) retained earnings .....................................      (191,623)       160,644
                                                                                     ---------      ---------
                                                                                        83,710        435,933
  Less:  Common stock in treasury (at cost), 5,308 shares at March 31, 2000
     and at June 30, 1999 ......................................................       (42,674)       (42,674)
                                                                                     ---------      ---------
       Total shareholders' equity ..............................................        41,036        393,259
                                                                                     ---------      ---------
                                                                                     $  76,394      $ 994,595
                                                                                     =========      =========


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                                                            For the Three Months Ended
                                                                                                     March 31,
                                                                                          ------------------------------
                                                                                            2000                  1999
                                                                                          --------             ---------
Net revenues .................................................................            $     --             $      --
Cost of services .............................................................                  --                    --
                                                                                          --------             ---------
    Gross profit .............................................................                  --                    --
Selling, general and administrative expenses .................................               1,811                21,584
                                                                                          --------             ---------
  (Loss) from operations .....................................................              (1,811)              (21,584)
Investment and other income, net .............................................                 993                    54
Interest expense .............................................................                (219)               (7,298)
                                                                                          --------             ---------
  (Loss) before income taxes .................................................              (1,037)              (28,828)
Income taxes .................................................................                  --                10,090
                                                                                          --------             ---------
  (Loss) from continuing operations ..........................................              (1,037)              (18,738)
(Loss) from discontinued operations, net of tax ..............................                  --               (93,304)
(Loss) on disposal of discontinued operations, net of tax ....................             (15,556)                   --
                                                                                          --------             ---------
  Net (loss) .................................................................            $(16,593)            $(112,042)
                                                                                          ========             =========
  (Loss) per share from continuing operations - basic and assuming
      dilution ...............................................................            $  (0.02)            $   (0.30)
                                                                                          ========             =========
  (Loss) per share - basic and assuming dilution .............................            $  (0.26)            $   (1.78)
                                                                                          ========             =========
  Weighted average number of shares outstanding - basic and assuming dilution
                                                                                            63,343                62,930
                                                                                          ========             =========

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                                                   For the Nine Months Ended
                                                                                          March 31,
                                                                                   -------------------------
                                                                                     2000           1999
                                                                                   ---------      ---------
Net revenues .................................................................     $      --      $      --
Cost of services .............................................................            --             --
                                                                                   ---------      ---------
  Gross profit ...............................................................            --             --
Selling, general and administrative expenses .................................        24,212         63,743
(Credit) provision for restructure ...........................................        (1,987)            --
                                                                                   ---------      ---------
  (Loss) from operations .....................................................       (22,225)       (63,743)
Investment and other income, net .............................................         3,505            209
Gain on sale of property and equipment .......................................         1,528             --
Interest expense .............................................................        (6,876)       (21,203)
                                                                                   ---------      ---------
  (Loss) before income taxes .................................................       (24,068)       (84,737)
Income taxes .................................................................            --         29,658
                                                                                   ---------      ---------
  (Loss) from continuing operations before extraordinary item ................       (24,068)       (55,079)
Income (loss) from discontinued operations, net of tax .......................        11,902        (69,788)
(Loss) on disposal of discontinued operations, net of tax ....................      (340,699)            --
Extraordinary item - gain on repurchase of financing arrangements ............           598             --
                                                                                   ---------      ---------
  Net (loss) .................................................................     $(352,267)     $(124,867)
                                                                                   =========      =========
  (Loss) per share from continuing operations before extraordinary item -
      basic and assuming dilution ............................................     $   (0.38)     $   (0.88)
                                                                                   =========      =========
  (Loss) per share from continuing operations - basic and assuming dilution..      $   (0.37)     $   (0.88)
                                                                                   =========      =========
  (Loss) per share- basic and assuming dilution ..............................     $   (5.56)     $   (1.99)
                                                                                   =========      =========
  Weighted average number of shares outstanding - basic and assuming
     dilution ................................................................        63,320         62,738
                                                                                   =========      =========

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                                                   For the Nine Months Ended
                                                                                           March 31,
                                                                                 ------------------------------
                                                                                   2000                 1999
                                                                                 ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) .............................................................        $(352,267)           $(124,867)
 Adjustments to reconcile net (loss) to net cash flows
  from operating activities of continuing operations:
(Income) loss from discontinued operations, net of tax ..................          (11,902)              69,788
 Loss on disposal of discontinued operations, net of tax ................          340,699                   --
 Extraordinary item - gain on repurchase of financing arrangements ......             (598)                  --
(Credit) provision for restructure ......................................           (1,987)                  --
(Gain) on sale of property and equipment ................................           (1,528)                  --
  Depreciation and amortization .........................................            1,336                6,232
  Deferred income taxes .................................................               --                  617
  Changes in assets and liabilities, net of effects from acquisitions and dispositions:
 Other current assets, principally miscellaneous receivables ............            2,125                 (531)
 Accounts payable and accrued expenses ..................................          (21,571)              (1,236)
 Current income taxes ...................................................           26,962              (28,850)
 Escrow receivable, net .................................................          (13,800)                  --
 Other, net .............................................................           (4,375)              (3,076)
                                                                                 ---------            ---------
 Net cash flows (used in) continuing operations .........................          (36,906)             (81,923)
 Net cash flows provided by discontinued operations .....................           14,430               67,765
                                                                                 ---------            ---------
  Net cash flows (used in) operating activities .........................          (22,476)             (14,158)
                                                                                 ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Continuing operations - proceeds from sale of property and equipment ...            4,934                   --
 Discontinued operations:
  Net proceeds from sales of businesses .................................          564,811                   --
  Deposits of restricted cash ...........................................          (17,946)                  --
  Payments for businesses acquired, net of cash acquired ................           (5,007)             (56,434)
Additions to property and equipment .....................................           (5,249)             (28,767)
  Other, net ............................................................               --                  857
                                                                                 ---------            ---------
 Net cash flows provided by (used in) investing activities ..............          541,543              (84,344)
                                                                                 ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt and credit arrangements - continuing operations ......               --              342,777
Payment of debt and credit arrangements - continuing operations .........         (522,281)            (232,622)
Proceeds from debt and credit arrangements - discontinued operations ....            1,654                8,503
Payment of debt and credit arrangements - discontinued operations .......           (5,693)             (30,798)
Proceeds from common stock issued .......................................               44                1,686
                                                                                 ---------            ---------

  Net cash flows (used in) provided by financing activities .............         (526,276)              89,546
                                                                                 ---------            ---------
Net (decrease) in cash and cash equivalents .............................           (7,209)              (8,956)
Cash and cash equivalents, beginning of period ..........................           17,110               32,760
                                                                                 ---------            ---------
Cash and cash equivalents, end of period ................................        $   9,901            $  23,804
                                                                                 =========            =========

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                          NAHC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                      (In thousands, except per share data)
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         On July 1, 1999, NAHC, Inc., formerly NovaCare, Inc., (the "Company") completed the sale of its Orthotic and Prosthetic ("O&P") business to Hanger Orthopedic Group, Inc. ("Hanger").

         On September 21, 1999, the stockholders of the Company approved three proposals submitted as part of a Special Meeting of Stockholders. The first proposal recommended the sale of the Company's Physical Rehabilitation and Occupational Health ("PROH") division, the second proposal recommended the sale of the Company's 64% interest in NovaCare Employee Services, Inc. ("NCES") and the third proposal recommended the adoption of a plan to restructure the Company. Under the third proposal, a Plan of Restructuring was adopted whereby if, by December 31, 2000, the Company is unable to find suitable acquisition candidates to reinvest the proceeds from the PROH and NCES sales, after the payment of its convertible subordinated debentures (see Note 3) and other liabilities, it will liquidate, unless the Board of Directors, in its discretion, determines otherwise.

         On October 19, 1999, the Company completed the sale of its 64% interest in NCES to a subsidiary of Plato Holdings, Inc. ("Plato") as part of a tender offer by Plato for all of NCES's outstanding shares at a price of $2.50 per share.

         On November 19, 1999, the Company completed the sale of the PROH business to Select Medical Corporation ("Select") for $200,000. In conjunction with the PROH sale, the "NovaCare" name was also sold and the Company changed its name to NAHC, Inc. effective March 28, 2000.

         The Company's former long-term care services segment was disposed in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. The Company's former employee services segment was disposed through the Company's sale of its interest in NCES. The Company's former outpatient services segment was disposed through the sales of O&P and PROH. As a result of these transactions, the Company has disposed of all of its operating segments. The Company's remaining activities consist of the winding up of its affairs with respect to the disposed segments, the search for potential acquisition candidates and the preparation for potential liquidation.

         Accordingly, the accompanying condensed consolidated financial statements reflect all the Company's assets and liabilities, results of operations and cash flows as discontinued operations, except for its remaining general and administrative activities which are treated as continuing operations. Results of operations and cash flows for the three and nine months ended March 31, 1999 have been reclassified to reflect the current period presentation. The accompanying financial statements as of March 31, 2000 and for the three and nine months ended March 31, 2000 and 1999 are unaudited. The balance sheet as of June 30, 1999 is condensed from the audited balance sheet of the Company at that date, and has been reclassified to present the assets and liabilities of all businesses sold as "net assets of discontinued operations". Management believes readers of these financial statements should focus their attention on the "Liquidation Analysis and Estimates" section of management's discussion and analysis of financial condition and results of operations as, in the opinion of management, that presents the most relevant financial information about the Company.

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

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

2.       DISCONTINUED OPERATIONS

         On July 1, 1999, the Company sold its O&P business to Hanger for $445,000. Of the purchase price, the Company placed $15,000 in escrow in conjunction with a guarantee of a minimum $94,000 of working capital, as defined in the agreement of sale. The final working capital amount is expected to be settled through binding arbitration by no later than June 30, 2000.

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
                                                              =========

         The gain on the sale of O&P is included in net loss on disposal of discontinued operations and includes estimates of reserves and certain liabilities which may require adjustment. For income tax purposes any tax liability resulting from this transaction will be offset by net operating losses and the losses on the sales of NCES and PROH.

         In connection with the working capital guarantee, Hanger presented the Company in November 1999 with a calculation of working capital that indicated an adjustment of approximately $29,000. In April 2000, Hanger revised the calculation of working capital which indicates an adjustment of approximately $33,000. In recognizing the gain on the sale of O&P, management has considered the amounts presented by Hanger and has made its best estimate of the amount which may ultimately be required to settle the guaranteed amount with Hanger. The Company has presented to Hanger its objections to Hanger's working capital calculation, with which Hanger does not agree. In accordance with the purchase and sale agreement, an independent arbitrator has been engaged by both parties to resolve the matter by binding arbitration. The Company and Hanger have each submitted various documentation to the independent arbitrator, who is presently reviewing the documentation. Management cannot presently determine the amount, if any, of additional liability under the working capital guarantee which may result from the future decisions of the arbitrator.

         On October 19, 1999, the Company completed the sale of its interest in NCES at the tender offer price of $2.50 per share. In connection with the tender offer, the Company placed approximately $13,400 in escrow related to its guarantee of a four-year agreement with NCES to provide employee services to PROH (the "PROH Subscriber Agreement") of which $12,332 remains in escrow at March 31, 2000 and is included as restricted cash in the accompanying condensed consolidated balance sheet at March 31, 2000.

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
                                                              ========

         The loss on disposal of NCES is included in the net loss on disposal of discontinued operations and includes estimates of certain liabilities which may require adjustment.

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

         On November 19, 1999, the Company completed the sale of PROH. The sales price for PROH was $200,000, of which the proceeds were reduced by the amount of PROH debt assumed by Select. Of the remainder, $36,800 has been placed in escrow for two years related to certain representations made by the Company, including minimum working capital of $84,856, collectibility of $98,715 in accounts receivable, net of reserves, as of closing and certain contingent earnout payments and certain litigation matters. The Company's maximum liability with respect to these representations, excluding the litigation matters, is limited to the amount placed in escrow. At March 31, 2000, the Company has established a reserve of $23,000, of which $16,500 was recorded in the fiscal third quarter, against the escrow account related to the Company's estimate of amounts which it might not ultimately receive from the escrow account. Such escrow reserve primarily relates to the accounts receivable and contingent earnout representations as described below. Transaction costs include a $12,800 liability related to the PROH Subscriber Agreement as well as $5,000 related to severance costs to be paid by the Company as a result of terminations which may be made by the purchaser within the first twelve months following closing. At March 31, 2000, approximately $11,665 and $3,139, respectively, remains outstanding on these liabilities. Of the PROH Subscriber Agreement liability, $3,300 is included in current liabilities and the remainder is reflected in other liabilities in the accompanying condensed consolidated balance sheet. The loss on disposal of PROH consists of the following:

       Cash received .................................       $ 123,616
       Amount placed in escrow .......................          36,800
       Debt assumed by the buyer .....................          39,584
       Less: transaction costs and related liabilities         (25,712)
                                                             ---------
       Net transaction amount ........................         174,288
       Book basis of net assets of PROH ..............        (522,661)
                                                             ---------
       Loss on disposal of PROH before escrow reserve         (348,373)
       Escrow reserve ................................         (23,000)
                                                             ---------
       Loss on disposal of PROH ......................       $(371,373)
                                                             =========

         The Company's guarantee of net accounts receivable as of the closing date of the PROH sale involves a quarterly comparison of actual cash collections, on a cumulative basis from the closing date, to historical collection patterns specified in the purchase and sale agreement (the "quarterly target amounts"). These quarterly comparisons extend from the closing date to November 2001. If cash is collected at a rate slower than the quarterly target amounts set forth in the purchase and sale agreement, the escrow can be drawn upon by Select, with the Company's approval, to satisfy the shortfall. If actual collections exceed the quarterly target amounts set forth in the purchase and sale agreement, no escrow draw by Select occurs. If cumulative cash collections indicate that excess escrow has been drawn, Select must return the excess to escrow. The Company retains audit privileges with regard to actual cash collection data to be used in the quarterly calculation, as well as Select's cash collection practices with regard to closing date accounts receivable. Actual cash collections for the period from the closing date through February 29, 2000 exceeded the initial quarterly target amount and as a result, no escrow draw by Select occurred for that period. However, quarter-to-date cash collections during the second quarterly period ending May 31, 2000 indicate that it is probable that actual cash collections for the quarterly target amount for that period and the target amounts for subsequent quarterly periods will not be achieved. The Company estimated that the cash collections shortfall over all periods will be approximately $15,000 and, correspondingly, increased its escrow reserve in the fiscal third quarter ended March 31, 2000. It is possible that cash collections will deteriorate further in future periods requiring the Company to record additional reserves against the escrow receivable.

         In the second quarter of fiscal 2000, the Company established an escrow reserve of $6,500 related to the Company's estimate of amounts which may be due under the PROH sale working capital representation. During the third quarter of fiscal 2000, the amount due under the working capital representation was finalized with Select and the Company released $966 from escrow resulting in a $5,534 reduction in the escrow reserve. This escrow reserve reduction was more than offset by a $6,800 addition to the escrow reserve pertaining to certain contingent earnout payments which the Company estimates will be required to be paid from escrow based on preliminary negotiations with regard to such contingent earnout payments.

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

         The loss on disposal of PROH is included in the net loss on disposal of discontinued operations and includes estimates of reserves and certain liabilities which may require adjustment.

         The loss on disposal of discontinued operations increased by $15,556 during the three months ended March 31, 2000 as a result of the $16,500 increase in the PROH escrow reserve partially offset by adjustments to estimated liabilities associated with the sale of the Company's businesses.

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

         In conjunction with the November 11, 1999 release, the Company and Chance Murphy established an escrow account in support of indemnifications made by the Company relating to cost report settlements with Medicare, Medicaid and other third party payers for the Company's services provided prior to selling the business to Chance Murphy. The escrow account will be funded by Chance Murphy, up to a maximum of $3,000, from cash collections of receivables due directly from these payers. Pursuant to the agreement, the funds will remain in escrow until such time that the Company and Chance Murphy determine that all indemnification obligations and any related third party claims have been resolved. The escrow agreement expires 30 days after the end of the period of limitations for which the filed cost reports may be subject to audit. At that time, any funds in excess of outstanding claims will be released to the Company. At March 31, 2000, the Company had $481 in escrow and approximately $1,790, net of reserves, of accounts receivable due from third party payers and Chance Murphy. In April 2000, Chance Murphy fully funded the $3,000 escrow.

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

         In connection with the sales of businesses, the purchasers have asserted certain claims under indemnifications made by the Company in connection with the sales. The amount of such claims in excess of amounts provided by the Company in the accompanying financial statements totals $16,800 (excluding the additional working capital claim ($4,000) made by Hanger in April 2000 because, in the opinion of management, the additional claim by Hanger is without merit and was not made in accordance with the terms of the agreement). This additional amount has not been provided because the ultimate amount of liability, if any, is not presently determinable.

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

         Results of operations for all of the Company's discontinued operations (consisting of the outpatient services, employee services and long-term care services operating segments) were as follows for the three and nine months ended March 31, 2000 and 1999. In the three and nine months ended March 31, 2000, there were no operations for O&P or long-term care services. The Company has not included any results of operations for NCES after September 30, 1999 due to the immaterial effect of such results from that date to October 19, 1999, the date of sale. The Company has not included any results of operations for PROH after November 19, 1999, the date of sale of PROH.

                                 Three Months Ended March 31,     Nine Months Ended March 31,
                                     2000           1999             2000           1999
                                 ------------    ------------     -----------    ------------
Net revenues ..............       $        --    $   437,307      $   408,475    $ 1,398,830
Income (loss) before
  income taxes ............                --       (109,859)           5,507        (59,293)
Income tax benefit
  (provision) .............                --         16,555            6,395        (10,495)
                                  -----------    -----------      -----------    -----------
Net income (loss) .........       $        --    $   (93,304)     $    11,902    $   (69,788)
                                  ===========    ===========      ===========    ===========

         The income tax benefit for the nine months ended March 31, 2000 results from a reversal of accrued income tax liabilities in conjunction with the sales of the Company's operating businesses, net of state income taxes provided.

         Net assets of discontinued operations consist of the following:

                                                                   March 31,        June 30,
                                                                     2000             1999
                                                                   ---------       ---------
Cash and cash equivalents ..................................       $     --        $   6,167
Accounts receivable, net ...................................         17,326          249,769
Inventories ................................................             --           44,651
Property and equipment, net ................................             --           56,530
Excess cost of net assets acquired, net ....................             --          729,947
Investment in joint ventures ...............................             --           15,120
Medicare indemnification receivables, net ..................         11,051           21,906
Other assets ...............................................          5,413           22,037
Accounts payable and accrued expenses ......................         (9,947)        (101,445)
Working capital guarantee, long-term care services .........             --          (28,800)
Financing arrangements .....................................             --          (82,678)
Minority interests .........................................             --          (28,425)
Other liabilities ..........................................             --           (5,031)
                                                                   --------        ---------
Net assets of discontinued operations ......................         23,843          899,748
Less: current portion ......................................        (13,380)        (877,548)
                                                                   --------        ---------
Net assets of discontinued operations --
  non-current portion ......................................       $ 10,463        $  22,200
                                                                   ========        =========

         Approximately, $2,095 of the long-term care services accounts receivable, net of reserves, have been converted into notes receivable and are included in other assets above. These notes are expected to be repaid over the next two years.

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

         Net assets of discontinued operations by operating segment consists of the following:

                                                                            March 31,      June 30,
                                                                              2000           1999
                                                                            --------       --------
         Long-term care services .........................................  $ 23,843       $ 42,088
         Employee services ...............................................        --         47,904
         Outpatient services .............................................        --        809,756
                                                                            --------       --------
                                                                            $ 23,843       $899,748
                                                                            ========       ========

3.       FINANCING ARRANGEMENTS

         Financing arrangements consisted of the following:

                                                                            March 31,      June 30,
                                                                              2000           1999
                                                                            --------       --------
         Revolving credit facility .......................................  $     --       $347,000
         Convertible subordinated debentures (5.5%), due January 2000 ....        --        175,000
         Other ...........................................................        --            879
                                                                            --------       --------
                                                                                  --        522,879
         Less:  current portion ..........................................        --        522,543
                                                                            --------       --------
                                                                            $     --       $    336
                                                                            ========       ========

         The Company has a revolving credit facility with a syndicate of lenders. The facility is collateralized by substantially all the common stock of the Company's subsidiaries. Amounts outstanding under the facility at June 30, 1999 were entirely repaid on July 1, 1999 from the proceeds of the sale of O&P. At March 31, 2000, the amount available is approximately $13,000, which amount exists solely to collaterize standby letters of credit issued in support of certain guarantees provided by the Company in conjunction with the sales of its operating businesses.

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

4.       PROVISION FOR RESTRUCTURE

         In the fourth quarter of fiscal 1999, the Company recorded a provision for restructure of $12,260 related to a program to reduce its selling, general and administrative costs incurred at its corporate headquarters. The program involved the termination of 74 employees of which 65 employees have been terminated as of March 31, 2000. This provision consisted of the following:

         Employee severance and related costs .........................................     $ 3,060
         Lease and technology agreement mitigation ....................................       8,515
         Write-down of property and equipment .........................................         685
                                                                                            -------
         Total ........................................................................     $12,260
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

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000
                      (In thousands, except per share data)
                                  (Unaudited)

         Activity in the accrued liability for this provision consisted of the following:

         Provision for restructure .........................                                         $ 12,260
         Less: non cash write-down of property and equipment                                             (685)
         Reversal of provision .............................                                           (1,987)
         Payments and other reductions .....................                                           (7,875)
                                                                                                     --------
         Balance, March 31, 2000 ...........................                                         $  1,713
                                                                                                     ========

The Company expects that all of these remaining costs will be expended by June 30, 2000.

5.       NET (LOSS) INCOME PER SHARE

                  The following table sets forth the computation and reconciliation of net (loss) income per share-basic and net (loss) income per share-assuming dilution:

                                                  For the Three Months Ended      For the Nine Months Ended
                                                           March 31,                       March 31,
                                                  -------------------------        --------------------------
                                                    2000             1999             2000             1999
                                                  --------        ---------        ---------        ---------
(Loss) from continuing operations
  before extraordinary item ...............       $ (1,037)       $ (18,738)       $ (24,068)       $ (55,079)
Income (loss) from discontinued
  operations, net of tax ..................             --          (93,304)          11,902          (69,788)
(Loss) on disposal of discontinued
  operations, net of tax ..................        (15,556)              --         (340,699)              --
Extraordinary item ........................             --               --              598               --
                                                  --------        ---------        ---------        ---------
Net (loss) ................................       $(16,593)       $(112,042)       $(352,267)       $(124,867)
                                                  ========        =========        =========        =========

Weighted average shares outstanding:

  Weighted average shares
    outstanding - basic and assuming
    dilution ..............................         63,343           62,930           63,320           62,738
                                                  ========        =========        =========        =========

  (Loss) per share from continuing
   operations before extraordinary item -
   basic and assuming dilution ............       $  (0.02)       $   (0.30)       $   (0.38)       $   (0.88)
  (Loss) income per share from
    discontinued operations - basic and
    assuming dilution .....................             --            (1.48)            0.19            (1.11)
  (Loss) per share on disposal of
    discontinued operations, net of tax -
    basic and assuming dilution ...........          (0.24)              --            (5.38)              --
  Extraordinary item per share - basic and
    assuming dilution .....................             --               --             0.01               --
                                                  --------        ---------        ---------        ---------
  Net (loss) per share - basic and assuming
    dilution ..............................       $  (0.26)       $   (1.78)       $   (5.56)       $   (1.99)
                                                  ========        =========        =========        =========

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

         The Company did not include the common stock equivalents of the $175,000 convertible subordinated debentures or stock options because their effects are antidilutive in all periods. There were no transactions subsequent to March 31, 2000 that would have materially changed the number of shares used in computing (loss) from continuing operations per share - basic and assuming dilution.

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

                           NAHC, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

         On July 1, 1999, NAHC, Inc., formerly NovaCare, Inc., (the "Company") completed the sale of its orthotic and prosthetic ("O&P") business to Hanger Orthopedic Group, Inc. ("Hanger").

         On September 21, 1999, the stockholders of the Company approved three proposals submitted as part of a Special Meeting of Stockholders. The first proposal recommended the sale of the Company's Physical Rehabilitation and Occupational Health ("PROH") division, the second proposal recommended the sale of the Company's 64% interest in NovaCare Employee Services, Inc. ("NCES") and the third proposal recommended the adoption of a plan to restructure the Company. Under the third proposal, a Plan of Restructuring was adopted whereby if, by December 31, 2000, the Company is unable to find suitable acquisition candidates to reinvest the proceeds from the PROH and NCES sales, after the payment of its convertible subordinated debentures and other liabilities, it will liquidate, unless the Board of Directors, in its discretion, determines otherwise.

         On October 19, 1999, the Company completed the sale of its 64% interest in NCES to a subsidiary of Plato Holdings, Inc. ("Plato") as part of a tender offer by Plato for all of NCES's outstanding shares at a price of $2.50 per share.

         On November 19, 1999, the Company completed the sale of the PROH business to Select Medical Corporation ("Select") for $200.0 million. In conjunction with the PROH sale, the "NovaCare" name was also sold and the Company changed its name to NAHC, Inc. effective March 28, 2000.

         The Company's former long-term care services segment was disposed in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. The Company's former employee services segment was disposed through the Company's sale of its interest in NCES. The Company's former outpatient services segment was disposed through the sales of O&P and PROH. As a result of these transactions, the Company has disposed of all of its operating segments. The Company's remaining activities consist of the winding up of its affairs with respect to the disposed segments, the search for potential acquisition candidates and the preparation for potential liquidation.

         Accordingly, the Company has reflected substantially all of its assets and liabilities, results of operations and cash flows, for the current and all prior periods as discontinued operations except for its remaining general and administrative activities which are treated as continuing operations.

         On January 18, 2000, the Company fully satisfied its obligations to subordinated debenture holders by paying the outstanding principal amount of $84.7 million together with accrued interest. Prior to December 31, 1999, the Company had repurchased $90.3 million of subordinated debentures, plus accrued interest and recognized a gain of $0.6 million during the quarter ended December 31, 1999. Accordingly, all convertible subordinated debentures have been repaid.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 VS. MARCH 31,
1999

Continuing Operations

         The loss before income taxes from continuing operations was $1.0 million for the three months ended March 31, 2000 compared to $28.8 million for the same period last year, which reflects the wind-down of the Company's administrative functions as a result of the sale of its businesses. The primary reason for the decrease in the loss was a decrease in selling, general and administrative costs of approximately $19.8 million, principally as a result of the reduction of the Company's employee base. Also, interest expense decreased by approximately $7.1 million and investment income increased $0.9 million as a result of the payment of the Company's line of credit and convertible debentures and the investment of excess cash generated by the sale of the Company's operating businesses, respectively.

                           NAHC, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         There is no provision for or benefit from income taxes for the three months ended March 31, 2000 as the Company could not utilize, for income tax purposes, the loss incurred in the period. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. Accordingly, the Company has provided a full valuation allowance against the entire net deferred tax asset at March 31, 2000. For the same period last year, the Company recognized a tax benefit of $10.1 million for the carryback of net operating losses to prior periods.

Discontinued Operations

         There was no loss from discontinued operations for the three months ended March 31, 2000 because all the Company's businesses were sold prior to December 31, 1999. The loss from discontinued operations, net of tax, for the three months ended March 31, 1999 was $93.3 million due primarily to a provision, net of tax, for restructure recorded in the third fiscal quarter in 1999 relating to the Company's long-term care services ("LTCS") segment. During the three months ended March 31, 2000, the Company recorded an additional loss on disposal of discontinued operations of $15.6 million primarily as a result of the Company's estimate of the amount which may be due under the accounts receivable representation in the PROH sale.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2000 VS. MARCH 31,
1999

Continuing Operations

       The loss before income taxes from continuing operations was $24.1 million for the nine months ended March 31, 2000 compared to $84.7 million for the same period last year, which reflects the wind-down of the Company's administrative functions as a result of the sale of its businesses. The primary reason for the decrease in the loss was a decrease in selling, general and administrative costs of approximately $39.5 million, the reversal of a provision for restructure of $2.0 million during the current fiscal year, a decrease in interest expense of approximately $14.3 million as a result of the payment of the Company's line of credit and convertible debentures, and an increase in investment income of $3.3 million earned by investing the excess cash generated by the sale of the Company's operating businesses.

         There is no provision for or benefit from income taxes for the nine months ended March 31, 2000 as the Company could not utilize, for income tax purposes, the loss incurred in the period. The Company has a net operating loss carryforward in the range of $105 million to $135 million as of March 31, 2000. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. Accordingly, the Company has provided a full valuation allowance against the entire net deferred tax asset at March 31, 2000. For the same period last year, the Company recognized a tax benefit of $29.7 million for the carryback of net operating losses to prior periods.

Discontinued Operations

         Income from discontinued operations, net of tax, for the nine months ended March 31, 2000 of $11.9 million increased by approximately $81.7 million compared to a loss from discontinued operations, net of tax, for the nine months ended March 31, 1999 of $69.8 million. This increase is due principally to a $93.2 million provision, net of tax, for restructure recorded in the third fiscal quarter in 1999 relating to the Company's LTCS segment and a $17.8 million, net of tax, provision for restructure recorded in the second fiscal quarter of 1999 relating to the Company's outpatient services segment.

         Loss on disposal of discontinued operations, net of tax, reflects a loss on the sale of PROH and NCES ($374.5 million) and adjustments related to changes in estimates of long-term care services discontinued operations stemming from deteriorating industry conditions ($16.1 million), offset partially by the gain on the sale of O&P ($49.9 million).

                           NAHC, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     At March 31, 2000, cash and cash equivalents totaled $9.9 million compared to $17.1 million at June 30, 1999. The net decrease in cash and cash equivalents from June 30, 1999 of $7.2 million resulted principally from proceeds from the sale of the Company's operating businesses ($546.9 million, net of restricted cash deposits) which was used to retire the outstanding balance on the Company's line of credit ($347.0 million) and convertible subordinated debentures ($174.4 million), fund capital expenditures and earnouts prior to the sale dates ($10.3 million) and fund operations ($22.5 million).

Liquidation Analysis and Estimates

         Management has estimated the following potential realizable values or range of values for its assets, estimated liabilities and costs of liquidation. The maximum, or high end of the estimated realizable values of the assets and liabilities of the Company, as reflected in the Company's March 31, 2000 condensed consolidated balance sheet, is based on the assumption that these values are fully realizable. The minimum, or low end of the estimated realizable values is estimated on the same basis as the maximum or high end, except that the estimated realizable values for the sale of the Company's operating businesses have been reduced by the amount of escrowed funds or estimated potential maximum liability, if such amount could be determined, in accordance with the respective purchase and sale agreements.

         The estimated operating costs during liquidation for the period from March 31, 2000 through December 31, 2000, the assumed liquidation date, have been based on the Company's internal estimates. It is possible that the actual liquidation date, if any, could be later if the Board of Directors, in its discretion, deems it appropriate.

         EXCEPT FOR THE HISTORICAL TRANSACTIONS, SOME OF WHICH ARE BASED ON PRELIMINARY INFORMATION, THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL REALIZE THE VALUE OF THE ASSETS BELOW, OR LIQUIDATE THE AMOUNTS OF ANY OF THE LIABILITIES BELOW, FOR OR WITHIN THE INDICATED VALUES OR RANGES (OR AT ALL).

                           NAHC, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

                                                                     ($ in millions, except per
                                                                           share amounts)
(i)   ESTIMATED REALIZABLE VALUES OF ASSETS OF THE COMPANY
                                                                        Minimum       Maximum
                                                                        -------       -------
      Cash and cash equivalents at March 31, 2000 ...............       $  9.9        $  9.9
      Restricted cash, net of liability to NCES for guarantee of
        PROH contract ...........................................          6.3           6.3
      LTCS net assets ...........................................         23.4          23.4
      Other current assets, including escrow from sale of PROH ..          4.9          18.7
                                                                        ------        ------
      Total estimated assets ....................................         44.5          58.3
                                                                        ------        ------
(ii)  ESTIMATED LIABILITIES OF THE COMPANY
      Accounts payable and accrued expenses .....................        (32.4)        (15.6)
      Severance and facility exit costs .........................         (1.7)         (1.7)
                                                                        ------        ------
      Total estimated liabilities ...............................        (34.1)        (17.3)
                                                                        ------        ------
(iv)  ESTIMATED OPERATING COSTS DURING LIQUIDATION
      Investment income during liquidation ......................           --           0.4
      Payroll and benefits for liquidation personnel ............         (2.7)         (2.2)
      Legal, audit and other professional costs .................         (2.5)         (2.0)
      Other costs ...............................................         (1.5)         (0.5)
                                                                        ------        ------
      Total estimated operating costs ...........................         (6.7)         (4.3)
                                                                        ------        ------
ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS       $  3.7        $ 36.7
                                                                        ======        ======
ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
      PER OUTSTANDING COMMON SHARE ..............................       $ 0.06        $ 0.58
                                                                        ======        ======

           In connection with its proxy statement dated August 13, 1999, the Company estimated that funds available for distribution to stockholders could range from $111.0 million to $263.6 million ($1.76 - $3.94 per share). As a result of industry and financial market conditions, both the sales of PROH and NCES, the largest factors in the proxy statement liquidation analysis, were at the minimum anticipated values for those transactions. Further, a number of events, which were not known or anticipated at the time of the proxy statement estimates or the Company's shareholder meeting on September 21, 1999, resulted in an additional reduction of the $111.0 million (the minimum estimated realizable value in the proxy statement) to $36.7 million, the revised maximum estimated realizable value set forth above. These include: (i) an $18.0 million reduction in proceeds from the sale of the O&P business arising from the buyer's assertion of claims under the working capital guarantee, (ii) a $13.1 million decline in the anticipated collections of long-term care receivables stemming from deteriorating industry conditions, (iii) a $12.8 million obligation guaranteed by the Company for NCES services to the PROH business, which was not assumed by the purchaser of PROH, and (iv) a $23.0 million reduction in proceeds from the sale of the PROH business arising from actual and anticipated claims under the accounts receivable, contingent earnout and working capital representations made by the Company. Possible contingencies could further reduce the realizable value available for distribution to stockholders to $3.7 million, the revised minimum realizable value. These possible contingencies include primarily the potential for additional claims resulting in the loss of the entire amount of the remaining $13.8 million escrow, after reduction for the $23.0 million described above, associated with the sale of PROH and $16.8 million in claims asserted in connection with certain other divestitures. These possible contingencies exclude the additional working capital claim ($4.0 million) made by Hanger in April 2000, because in the opinion of management, the additional claim by Hanger is without merit and was not made in accordance with the terms of the O&P sale agreement.

                           NAHC, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         The following table sets forth a reconciliation of the low end of the range of the estimates set forth above under "Liquidation Analysis and Estimates" with the Company's stockholders' equity, as set forth in its unaudited Consolidated Balance Sheet as of March 31, 2000:

                                                                          ($ in millions)
                                                                          ---------------
  Total stockholders' equity as of March 31, 2000 .....................       $41.0
  Additional maximum amounts due in connection with sales of businesses       (30.6)
  Estimated operating costs during liquidation ........................        (6.7)
                                                                              -----
  ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
    TO STOCKHOLDERS ...................................................       $ 3.7
                                                                              =====

         THE METHODS USED BY MANAGEMENT IN ESTIMATING THE VALUES AND VALUE RANGES OF THE COMPANY'S ASSETS ARE INEXACT AND MAY NOT APPROXIMATE VALUES ACTUALLY REALIZED. THESE ESTIMATES ARE SUBJECT TO NUMEROUS UNCERTAINTIES BEYOND THE COMPANY'S CONTROL AND ALSO DO NOT REFLECT ALL CONTINGENT LIABILITIES THAT MAY MATERIALIZE. FOR ALL THESE REASONS, THERE CAN BE NO ASSURANCE THAT THE ACTUAL NET PROCEEDS DISTRIBUTABLE TO STOCKHOLDERS IN LIQUIDATION WILL NOT BE LESS THAN THE ESTIMATED AMOUNTS SHOWN. MOREOVER, NO ASSURANCE CAN BE GIVEN THAT ANY AMOUNTS TO BE RECEIVED BY THE COMPANY'S STOCKHOLDERS IN LIQUIDATION WILL EQUAL OR EXCEED THE PRICE OR PRICES AT WHICH THE COMMON STOCK HAS RECENTLY TRADED OR MAY TRADE IN THE FUTURE.

YEAR 2000 READINESS

  The Company had no significant issues to date with respect to Year 2000 and does not expect any significant further expenditures with respect to this matter. However, there can be no assurance that the Company will not experience ongoing issues with respect to Year 2000 matters.

CAUTIONARY STATEMENT

         Except for historical information, matters discussed above including, but not limited to, statements concerning future operations and estimates of values to be received in liquidation, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include potential claims related to businesses sold, the ability of the Company to realize its remaining assets in cash, the cost to wind up the Company's affairs in preparation for a potential liquidation, the ability of the Company to identify potential acquisition targets and to successfully complete such potential acquisitions and the Company's ability to retain management and professional employees during its wind down period.

                           NAHC, INC. AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibit
         Number                   Exhibit Description                Page Number
         ------                   -------------------                -----------

         27                     Financial Data Schedule

(B)      Reports on Form 8-K

         There were no reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NAHC, INC.
                                           --------------------
                                               (Registrant)




May 15, 2000                         BY /s/ Robert E. Healy, Jr.
                                       -------------------------
                                            Robert E. Healy, Jr.,
                                            President and
                                            Chief Financial Officer