Form 10-K405
period 2000-06-30
NAHC INC
filed 2000-09-28
CIK 802843

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                         Commission file number 1-10875
                                   NAHC, INC.
             (exact name of registrant as specified in its charter)

             DELAWARE                                    13-3247827
     (State of incorporation)               (I.R.S. Employer Identification No.)

      1018 WEST NINTH AVENUE, KING OF PRUSSIA, PA           19406
        (Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code: (610) 992-7450

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                  YES X     NO

        INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |X|

        AS OF SEPTEMBER 15, 2000, 63,343,263 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES WAS APPROXIMATELY $1,216,841. (DETERMINATION OF STOCK OWNERSHIP BY NON-AFFILIATES WAS MADE SOLELY FOR THE PURPOSE OF RESPONDING TO THIS REQUIREMENT AND THE REGISTRANT IS NOT BOUND BY THIS DETERMINATION FOR ANY OTHER PURPOSE.)

                       DOCUMENTS INCORPORATED BY REFERENCE

        NONE.

                           NAHC, INC. AND SUBSIDIARIES

                  FORM 10-K -- FISCAL YEAR ENDED JUNE 30, 2000

                       CONTENTS AND CROSS REFERENCE SHEET
           FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K

FORM 10-K  FORM 10-K                                                                       FORM 10-K
PART NO.   ITEM NO.                            DESCRIPTION                                 PAGE NO.
---------  ------                              -----------                                 --------
I           1    Business..................................................................   3
                   The Company.............................................................   3
                     Overview..............................................................   3
                     Liquidation Analysis and Estimates....................................   4
                     Plan of Restructuring.................................................   5
                 Discontinued Operations...................................................   6
                 General and Administrative Activities.....................................   6
                 Risk Factors..............................................................   6
                 Insurance.................................................................   8
                 Employees.................................................................   8
                 Executive Officers of the Registrant......................................   9
            2    Properties................................................................   9
            3    Legal Proceedings.........................................................   9
            4    Submission of Matters to a Vote of Security Holders.......................   11
II          5    Market for Registrant's Common Equity and Related Stockholder
                   Matters.................................................................   12
            6    Selected Financial Data...................................................   13
            7    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...............................................   14
            7a   Quantitative and Qualitative Disclosures About Market Risk................   21
            8    Financial Statements and Supplementary Data...............................   22
            9    Changes In and Disagreements with Accountants on Accounting
                   and Financial Disclosure................................................   50
III         10   Directors and Executive Officers of the Registrant........................   51
            11   Executive Compensation....................................................   52
            12   Security Ownership of Certain Beneficial Owners and
                   Management..............................................................   56
            13   Certain Relationships and Related Transactions............................   56
IV          14   Exhibits, Financial Statement Schedule and Reports on Form 8-K............   58
Signatures.................................................................................   59

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

   Overview

      NAHC, Inc., formerly NovaCare, Inc. ("NAHC" or the "Company"), formed in 1985, was a national leader in physical rehabilitation services and employee services prior to the sale of all of its operating segments. In order to satisfy its indebtedness, the Company sold each of its operating segments in a series of divestiture transactions commencing June 1, 1999 and ending on November 19, 1999. As a result of the completion of these transactions, the Company currently has no operating business.

      NAHC is a company in transition, attempting to realize its remaining assets and manage its liabilities. Any investment in the Company should be considered extremely speculative and risky. The Company's current estimate of net proceeds available for distribution per outstanding share upon liquidation of the Company is between ($0.31) and $0.01. See "Liquidation Analysis and Estimates." There is a substantial risk that the Company will be forced to seek bankruptcy law protection. See "Risk Factors," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The operating segments that were sold by the Company included physical rehabilitation services and employee services. The Company's physical rehabilitation services had been provided in two industry segments: (i) outpatient services--providing outpatient physical therapy and rehabilitation, orthotic and prosthetic ("O&P") and occupational health rehabilitation services through a national network of patient care centers, and (ii) long-term care services--providing rehabilitation therapy and health care consulting services on a contract basis to health care institutions, primarily long-term care facilities. The Company's employee services segment consisted of comprehensive, fully integrated outsourcing solutions to human resource services, generally provided to small and medium-sized businesses through its 64% owned subsidiary, NovaCare Employee Services, Inc. ("NCES"). NCES created relationships with both its clients and worksite employees by contractually assuming certain administrative, regulatory and financial employer responsibilities with respect to worksite employees in a "co-employment" relationship.

     On June 1, 1999, the Company sold substantially all of its business previously included in the long-term care services segment, pursuant to a purchase and sale agreement with Chance Murphy, Inc. ("Chance Murphy"), for a nominal amount. Pursuant to the agreement, the Company provided a working capital guarantee of $30.0 million and Chance Murphy agreed to pay to the Company the amount, if any, of working capital as of June 1, 1999 in excess of $30.0 million or, as applicable, to transfer to the Company any remaining accounts receivable relating to periods prior to June 1, 1999 once the working capital guarantee has been satisfied. On November 11, 1999, the Company was released from the commitment under the guarantee and the remaining accounts receivable reverted back to the Company.

     On July 1, 1999, the Company sold its O&P business to Hanger Orthopedic Group, Inc. ("Hanger") for $445.0 million. Of the purchase price, the Company placed $15.0 million in escrow in conjunction with a working capital guarantee. Following the sale, Hanger claimed that the working capital adjustment should be approximately $33.0 million. The Company presented to Hanger its objections to Hanger's working capital calculations, with which Hanger disagreed. In accordance with the O&P purchase and sale agreement, an independent arbiter was engaged by both parties to resolve the matter by binding arbitration. On May 22, 2000, the Company received notification from the independent arbiter that it had determined the working capital adjustment to be $25.1 million. The Company disputed that determination and commenced negotiations with Hanger to resolve the working capital adjustment and other disputes arising under the purchase and sale agreement. On July 5, 2000, the Company and Hanger entered into a settlement agreement that resolved the working capital dispute and released the Company from certain potential contingent liabilities arising under the purchase and sale agreement. To satisfy the Company's working capital obligation, Hanger received the $15.0 million escrow and the Company paid cash in the amount of $6.0 million and issued a promissory note for $3.7 million payable in six equal monthly installments through December 2000, plus 7% interest. The promissory note is collateralized by certain notes receivable pertaining to the Company's former long-term care services segment.

     On October 19, 1999, the Company completed the sale of its interest in NCES at the tender offer price of $2.50 per share. The Company placed approximately $13.4 million in escrow related to its four-year agreement with NCES to provide employee services to the Company's Physical Rehabilitation and Occupational Health ("PROH") division (the "PROH Subscriber Agreement"). On July 13, 2000, the Company entered into a settlement agreement with the purchasers of NCES to release the remaining escrow, to satisfy the Company's obligation under the PROH Subscriber Agreement and to resolve substantially all other obligations of the

Company to the purchasers of NCES. In connection with that settlement agreement, of the $11.3 million escrow as of that date, $9.4 million was released to the purchasers of NCES and $1.9 million to the Company.

     On November 19, 1999, the Company completed the sale of the Company's PROH division to Select Medical Corporation ("Select"). The purchase and sale agreement required Select to pay a purchase price of $200.0 million and $36.8 million of the purchase price was placed in escrow for two years in support of representations relating to minimum working capital, collectibility of accounts receivable, and certain contingent earnout payments and litigation matters. Following the closing of the PROH sale and continuing through June 2000, Select presented to the Company claims for disbursement of portions of the escrowed funds to Select. The Company and Select disagreed on certain of these claims. On July 6, 2000, the Company entered into a settlement agreement with regard to the accounts receivable representation, contingent earnout obligations and certain other differences and disagreements between the Company and Select related to the PROH purchase and sale agreement and the escrows established in connection with that agreement. As a result of the settlement, the remaining funds in escrow accounts, including interest, were disbursed to the parties with $4.5 million being returned to the Company. In addition, as part of the settlement, the Company agreed to reimburse Select approximately $1.3 million in respect of certain of its obligations set forth in the purchase and sale agreement and up to $1.8 million for Medicare liabilities, if any, that relate to periods prior to the PROH sale. The Company collateralized certain future payments to Select with the Company's accounts receivable that pertain primarily to the Company's former long-term care services business. Also as part of the settlement agreement, certain of the representations, warranties and indemnifications in the PROH purchase and sale agreement were released by the parties and certain provisions, relating to tax obligations and other matters, remain bending on the parties. In conjunction with the PROH sale, the "NovaCare" name was also sold and the Company changed its name to NAHC, Inc. effective March 28, 2000.

      As a result of all of these transactions, the Company has disposed of all its operating segments and the Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its assets, general administrative matters and the preparation for potential liquidation or investment.

Liquidation Analysis and Estimates

      MANAGEMENT HAS ESTIMATED THE POTENTIAL REALIZABLE VALUES OR RANGE OF VALUES FOR ITS ASSETS, ESTIMATED LIABILITIES, AND COSTS OF LIQUIDATION. BASED ON THESE ESTIMATES, WHICH ARE DETAILED BELOW UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AS OF JUNE 30, 2000, THE ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION PER OUTSTANDING COMMON SHARE UPON LIQUIDATION OF THE COMPANY IS BETWEEN ($0.31) AND $0.01. STOCKHOLDERS SHOULD NOTE THAT THE CURRENT MINIMUM ESTIMATE (i.e., THE LEAST AMOUNT THAT THE COMPANY ESTIMATES STOCKHOLDERS MAY RECEIVE) IS A NEGATIVE NUMBER - APPROXIMATELY NEGATIVE $20 MILLION OR NEGATIVE THIRTY-ONE CENTS ($.31) PER SHARE. IF THE ASSUMPTIONS FOR THE MINIMUM ESTIMATED LIQUIDATION AMOUNT COME TRUE, MANAGEMENT ESTIMATES THAT THE COMPANY'S LIABILITIES WILL EXCEED ITS ASSETS BY APPROXIMATELY $20 MILLION, IN WHICH CASE THERE WILL BE NO ASSETS AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS. FURTHERMORE, THE CURRENT MINIMUM ESTIMATE INCLUDES ONLY ESTIMATES OF POTENTIAL SETTLEMENTS OF CERTAIN PENDING, MATERIAL LAWSUITS AGAINST THE COMPANY, BUT DOES NOT INCLUDE ESTIMATES OF ADVERSE RULINGS OR JUDGMENTS AGAINST THE COMPANY IN SUCH LAWSUITS. IF THE COMPANY SUFFERS AN ADVERSE RULING OR JUDGMENT IN ANY OF THESE CASES, THE COMPANY WILL BE FORCED TO SEEK BANKRUPTCY LAW PROTECTION. THE CURRENT ESTIMATED MAXIMUM AMOUNT OF NET ASSETS AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS IN A LIQUIDATION IS $0.9 MILLION.

      As noted in "Risk Factors," stockholders need to consider that any estimate of the Company's possible net assets, if any, available for distribution is extremely uncertain. This uncertainty, in general, is due to the fact that the Company's assets consist primarily of delinquent or disputed accounts receivable that are in litigation and the Company's liabilities consist of certain fixed liabilities and many contingent liabilities that depend upon the outcome of legal proceedings against the Company. All legal proceedings are inherently uncertain.

      IN DETERMINING THE ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION PER OUTSTANDING COMMON SHARE UPON THE LIQUIDATION OF THE COMPANY OF ($0.31) TO $0.01, THE METHODS USED BY MANAGEMENT IN ESTIMATING THE VALUES AND VALUE RANGES OF THE COMPANY'S ASSETS WERE INEXACT AND MAY NOT APPROXIMATE VALUES ACTUALLY REALIZED. THESE ESTIMATES ARE SUBJECT TO NUMEROUS UNCERTAINTIES BEYOND THE COMPANY'S CONTROL AND ALSO DO NOT REFLECT ALL CONTINGENT LIABILITIES THAT MAY MATERIALIZE. FOR ALL THESE REASONS, THERE CAN BE NO ASSURANCE THAT THE ACTUAL NET PROCEEDS DISTRIBUTED TO STOCKHOLDERS IN LIQUIDATION WILL NOT BE SIGNIFICANTLY LESS THAN THE AMOUNT ESTIMATED OR THAT THERE WILL BE ANY ASSETS AT ALL TO BE DISTRIBUTED. MOREOVER, NO ASSURANCE CAN BE GIVEN THAT ANY AMOUNTS TO BE RECEIVED BY THE COMPANY'S STOCKHOLDERS IN LIQUIDATION WILL EQUAL OR EXCEED THE PRICE OR PRICES AT WHICH THE COMMON STOCK HAS RECENTLY TRADED OR MAY TRADE IN THE FUTURE.

      THERE IS A SIGNIFICANT RISK, AS CAN BE SEEN IN THE CURRENT ESTIMATES, THAT THERE WILL BE NO ASSETS FOR DISTRIBUTION TO STOCKHOLDERS OR TO INVEST AND THAT THE COMPANY WILL BE FORCED TO SEEK BANKRUPTCY LAW PROTECTION.

    Plan of Restructuring

      Beginning in mid-1998 and continuing into 1999, the Company's long-term care services segment experienced a significant decline in net revenues and earnings as a consequence of regulatory changes in the Medicare program, the primary source of reimbursement for long-term care services provided by the Company. The Company implemented a restructure plan involving the complete exit of selected markets and the implementation of a revised operating model, however, the operating loss for the segment continued to be significant. Subsequently, management determined that the remaining long-term care services segment would likely not be profitable in the foreseeable future. Therefore, on June 1, 1999, the Company sold substantially all of its business previously included in the long-term care services segment.

      Due to the Company's lower EBITDA (earnings before interest, taxes, depreciation and amortization), caused primarily by the impact of regulatory changes in the long-term care services segment, the Company's cash flow from operations was too low to satisfy its debt obligations. This highly leveraged condition led the Board of Directors and management of the Company to undertake a strategic analysis, during the fourth quarter of fiscal 1999, of the Company's alternatives to satisfy the indebtedness. To partially reduce the Company's debt leverage, on July 1, 1999, the Company sold its O&P business to Hanger.

        Subsequent to the sale of the O&P business, NAHC remained highly leveraged. On September 21, 1999, the stockholders of the Company approved three proposals submitted as part of a Special Meeting of Stockholders. The first proposal recommended the sale of the Company's PROH division, the second proposal recommended the sale of the Company's 64% interest in NCES and the third proposal recommended the adoption of a plan to restructure the Company. Under the third proposal, a Plan of Restructuring (the "Plan") was adopted.

        Pursuant to the Plan, the Board of Directors has the authority to commence a liquidation of the Company if suitable reinvestment opportunities are not identified by the Company by December 31, 2000 (the "Liquidation Date"). The Plan also affords the Board the discretion to adjust the Liquidation Date to a date earlier or later than December 31, 2000 if it determines such action to be appropriate. At a meeting held on September 27, 2000, the Board extended the Liquidation Date to June 30, 2001. In evaluating whether to reinvest the Company's remaining assets or to liquidate the Company, a critical factor for the Board to consider is the value of the Company's remaining assets after satisfaction or settlement of all actual and contingent liabilities. Because the vast majority of the Company's remaining assets consist of delinquent accounts receivable that are subject to litigation proceedings and the Company's remaining liabilities include contingent liabilities that may arise from pending legal actions against the Company or for which the Company is responsible, the Company is unable to determine the value of net assets, if any, that may be available for a potential reinvestment until these legal proceedings are settled or concluded. As a result, the Board determined that it was appropriate to extend the Liquidation Date by six months - to June 30, 2001. During the period prior to the Liquidation Date, the Company will continue its efforts to realize its remaining assets and to resolve its outstanding liabilities.

      Under the terms of the Plan and pursuant to Delaware law, the Board of Directors may amend or abandon the Plan prior to the dissolution of the Company without stockholder approval. The uses of the net assets of the Company that may be considered by the Board include the development, acquisition and/or investment in or merger with new or existing businesses, distributions to the Company's stockholders, repurchases of the Company's securities and general business purposes. Such activities could include the acquisition of an entire company or companies, or divisions thereof, either through a merger or a purchase of assets, as well as an investment in the securities of a company or companies or, alternatively, a combination with another business in which the Company would not be the surviving corporation. The Company has not entered into any negotiations concerning such acquisitions or investments. Consummation of certain business combinations or certain investments of substantially all of the assets of the Company will be subject to vote and approval by the stockholders. If any such investments or business combinations are approved by the stockholders of the Company, the Plan will be terminated.

      The Plan may eventually result in the complete liquidation of all of the Company's assets, if any. If, prior to the Liquidation Date there are no assets or insufficient assets, or no suitable investment or business combination is identified, the Board of Directors will cause the Company to file a certificate of dissolution with the Secretary of State of the State of Delaware, wind up the Company's affairs, attempt to convert all Company assets into cash or cash equivalents, pay or attempt to provide for the payment of all of the Company's known obligations and liabilities and distribute pro rata in one or more liquidating distributions to or for the benefit of the Company's stockholders, as of the applicable record date(s), all of the Company's assets. If the Company is dissolved, pursuant to Delaware law, the Company will continue to exist for three years (or such longer period of time as the Court of Chancery of the State of Delaware shall direct) for the purpose of prosecuting and defending suits against it or enabling the Company gradually to close its business, to dispose of property, to discharge its liabilities and to distribute the remaining assets to the stockholders of the Company.

      If assets of the Company remain undistributed to its stockholders by December 31, 2001 (the "Final Distribution Date"), unless the Board of Directors in its discretion decides to abandon the Plan, those assets would be transferred to a liquidating trust (the "Liquidating Trust") for the pro rata benefit of the stockholders of the Company of record on the Final Distribution Date. The approval of the Plan by stockholders constituted approval of the possible appointment by the Board of Directors of one or more trustees of the Liquidating Trust (the "Liquidating Trustees") and the execution of a liquidating trust agreement with the Liquidating Trustees on such terms and conditions as the Board of Directors shall determine in its absolute discretion. In addition, approval by stockholders constituted approval of any and all sales of assets of the Company approved by the Board of Directors or, if applicable, the Liquidating Trustees.

DISCONTINUED OPERATIONS

     As discussed above under "The Company - Overview", the Company's former long-term care services segment was disposed in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. The Company's former employee services segment was disposed of through the Company's sale of its interest in NCES. The Company's former outpatient services segment was disposed of through the sales of O&P and PROH. As a result of these transactions, the Company has disposed of all of its operating segments and the Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize on its assets, general administrative matters and the preparation for potential liquidation or investment. Accordingly, the Company has reflected substantially all of its assets and liabilities, results of operations and cash flows, for the current and all prior periods as discontinued operations in the consolidated financial statements, schedule and notes thereto in Parts II and IV below. Except for its remaining general and administrative activities which are treated as continuing operations, the Company had exited or sold all of its businesses as of June 30, 2000. Therefore, the remainder of "Item 1. Business" describes the Company's remaining general and administrative activities.

GENERAL AND ADMINISTRATIVE ACTIVITIES

     The Company's remaining general and administrative activities consist primarily of (i) managing litigation, including defending lawsuits against the Company, and realization of assets, primarily delinquent accounts and notes receivable pertaining to the Company's former long-term care services business,
(ii) compliance with regard to general corporate governance matters, and (iii) financial, tax and Medicare program reporting for internal and external regulatory purposes.

     To conduct the general and administrative activities, the Company has retained nine employees to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax, legal and systems resources when required by management and the Board of Directors.

RISK FACTORS

   The amount of net assets, if any, available for investment or distribution in liquidation is extremely uncertain.

     Since the Company first made estimates of its liquidation value in its proxy statement dated August 13, 1999, management has from time to time materially lowered those estimates, and there can be no assurance that such estimates, including those estimates contained in this report, will not be materially lowered in the future. The range of the estimate, currently ($0.31) to $0.01 per share of Common Stock, reflects the inherent uncertainty of the Company's liquidation value. This uncertainty is due, in general, to the nature of the Company's assets and its contingent liabilities. The vast majority of the Company's assets consists of delinquent or disputed accounts receivable which the Company is attempting to collect through litigation. Counterclaims have been filed against the Company in nearly all of these actions. The results of these collection actions are inherently uncertain. Furthermore, the Company is a defendant in multiple litigation matters. See "Legal Proceedings." The outcome of these matters is not possible to predict and the current minimum estimate includes only estimates of potential settlements of certain material lawsuits, but does not include estimates of an adverse ruling or judgment against the Company. If the Company suffers an adverse ruling or judgment in any of these cases, the Company will be forced to seek bankruptcy law protection.

   Cash flow may be insufficient to satisfy obligations

     The Company's cash position is highly uncertain due to the nature of its assets and liabilities and will vary based on the timing of cash inflows and outflows. Cash inflows primarily consist of collections of long term care services ("LTCS") related receivables and the release of restricted cash and escrowed funds. Cash outflows are principally related to legal proceedings and claims in conjunction with the sale of the Company's operating businesses and general and administrative expenses. The Company does not have, and will not have, sufficient cash to try all of the litigation against it and will likely not have sufficient cash to try any of the cases noted in "Legal Proceedings" in this report. Due to the uncertainty of the amount and timing with regard to cash flows, there can be no assurance that the Company will have sufficient cash flow in the future to satisfy obligations when they become due. Under those circumstances, the Company may seek short-term financing, negotiate lower settlement amounts with regard to its obligations or seek bankruptcy law protection.

   The Company may be forced to seek protection under bankruptcy laws.

        If the Company's liabilities exceed its assets or the Company is unable to pay its liabilities as they become due, the Company will be forced to seek protection under bankruptcy laws. The Company would most likely be liquidated under this circumstance, with the shareholders of the Company receiving no proceeds in such liquidation.

   The Company is losing money and may not ever be profitable.

     The Company incurred substantial net losses in each of the previous two fiscal years. In addition, the Company currently has no operations and thus there can be no assurance that it will ever be profitable. The Company's ability to become profitable depends on (1) there being sufficient net assets to invest and (2) management's ability to find a suitable business opportunity in which to invest. There can be no assurance that there will be any, or sufficient, assets to invest or that management will identify such an investment opportunity, or if identified, that the Company will be able to reach an agreement and complete such an investment. Furthermore, there can be no assurance that any investment made by the Company will be profitable.

     The current management team has only limited knowledge of the Company's operating history.

     The financial constraints under which the Company is operating have made it difficult to retain management personnel, virtually all of which have been replaced during the past year. This high rate of management turnover, and the resultant loss of institutional knowledge, makes it more difficult to both defend claims being made against the Company and assert claims on its behalf.

     Extension of liquidation date may increase expenses and further reduce liquidation value.

     The Plan of Restructuring approved by the Company's stockholders gave the Board of Directors discretion to extend the Company's search for possible acquisition candidates or other investment opportunities, and thus delay the Liquidation Date beyond December 31, 2000. The Board has chosen to exercise this discretion, and it is now expected that the Company's liquidation will not occur, if at all, until June 30, 2001. The decision to extend the Liquidation Date could result in the further depletion of proceeds available to stockholders should the Board later decide to proceed with the liquidation of the Company.

   Liquidation will result in loss of NOLs.

     If the Board of Directors decides to move forward with the Company's liquidation, any potential benefit of the Company's net operating loss carryforwards for income tax purposes will be lost.

     Certain investments could subject the Company to regulation under the Investment Company Act of 1940

     If NAHC invests its cash in investment securities, NAHC may be subject to regulation under the Investment Company Act of 1940 (the "1940 Act"). If NAHC is deemed to be an investment company under the 1940 Act because of its investment activities, it must register as an investment company under the 1940 Act. As a registered investment company, NAHC would be subject to the further regulatory oversight of the Division of Investment Management of the Securities and Exchange Commission (the "Commission"). In addition, no more than 60% of NAHC's Board of Directors could be "interested persons" of the Company, within the meaning under the 1940 Act. The Company would seek to hire an investment adviser registered under the Investment Advisers Act of 1940 to manage its assets, and such investment adviser would be entitled to management fees. The Company would also require the services of a custodian to maintain its securities, which custodian would be entitled to custodial fees. In addition to registering with the Commission, NAHC would need to file annual and semi-annual reports with the Commission, and to distribute these reports to its stockholders.

     Although the Company does not intend to become an investment company and intends to limit the investments of the Company's assets to government securities and other investments that do not subject the Company to regulation under the 1940 Act, if the Company were deemed to have invested in investment securities and did not register under the 1940 Act, it would be in violation of the 1940 Act and would be prohibited from engaging in business or selling its securities and could be subject to civil and criminal actions for doing so. In addition, the Company's contracts would be voidable and a court could appoint a receiver to take control of the Company and liquidate it. Therefore, the Company's classification as an investment company could materially adversely affect the Company's business, results of operations and financial condition.

This report contains forward looking statements.

     This Annual Report on Form 10-K contains forward-looking statements based on management's current expectations about the Company. These forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate" and other similar expressions. The Company's actual results could differ materially from those anticipated by these forward-looking statements as a result of factors described in these "Risk Factors" and elsewhere in this report.

INSURANCE

     The Company maintains professional liability tail coverage insurance for periods prior to the sales of its respective businesses, in amounts deemed appropriate by management based upon historical claims and the nature and risks of the businesses. The Company also maintains property and general liability insurance for the customary risks inherent in the operation of business in general. While NAHC believes its insurance policies to be adequate in amount and coverage for its current operations, there can be no assurance that any future claims will not exceed the limits of those policies or that such insurance will continue to be available.

EMPLOYEES

     At June 30, 2000, the Company had approximately 10 employees. NAHC's employees are not represented by any labor union and the Company is not aware of any current activity to organize any of its employees.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    For the executive officers of NAHC, see "Item 10 - Directors and Executive Officers of the Registrant".

ITEM 2.  PROPERTIES

    NAHC's principal executive offices are located at 1018 West Ninth Avenue, King of Prussia, Pennsylvania 19406, where NAHC leases approximately 3,500 square feet of office space. The lease for this office space expires on December 31, 2000. The Company does not anticipate that it will experience difficulty in renewing such lease upon its expiration or obtaining different space on comparable terms if such lease is not renewed. The Company believes that this facility is well maintained and of adequate size for present and foreseeable needs. See Note 10 of Notes to Consolidated Financial Statements for information concerning the Company's leases.

ITEM 3.  LEGAL PROCEEDINGS

    NAHC is party to certain claims, suits and complaints which have arisen in the ordinary course of business and in the course of selling its operating businesses. Described below are certain claims, suits or complaints which, in the opinion of management, could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity. Collectively, the damages sought to be recovered from the Company in these cases are in the hundreds of millions of dollars.

        Brady v. NAHC, Inc., et al., in the United States District Court for the Eastern District of Pennsylvania. This a purported class action case filed on behalf of all persons who purchased the common stock of NAHC during the period between April 5, 1999 through and including November 22, 1999. Five similar actions have been filed in the Eastern District of Pennsylvania, including one that alleges a class period from May 20, 1998 through November 22, 1999. The Company expects that all similar cases will be consolidated into a single action. PricewaterhouseCoopers LLP is named as a defendant in one of the cases.

        The case is subject to the provisions of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). After the lead plaintiff and lead counsel are appointed by the Court, Defendants expect to file a motion to dismiss. Under the PSLRA, discovery is stayed until the motion to dismiss is resolved.

        The Plaintiffs asserted that the Company and certain of its directors and officers violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 by making false and misleading statements and omissions regarding the prospects of NAHC's business and NAHC's liquidation value and by failing timely to disclose the impact of the Balanced Budget Act of 1997 on the long term care services business. The Plaintiffs allege that these statements and omissions artificially inflated the value of the Company's stock during the class period. The Plaintiffs also assert a violation of Section 14(a) of the Exchange Act and Rule 14a-9 against the Company and individual Defendants as well as against Wasserstein Perella & Co. in connection with the Company's proxy statements dated August 13, 1999, as amended through September 10, 1999. The Plaintiffs allege that the Defendants were negligent in disseminating the proxy statements, which allegedly contained materially false and misleading statements. Wasserstein Perella & Co. has notified the Company that it will seek indemnification from the Company in connection with this action, pursuant to its engagement agreement with the Company.

        The Defendants intend to vigorously defend the action. Because of the early stage of this litigation, the Company is conducting an assessment of the merits of this case. The Company has notified its insurance carriers of this action. If the Defendants suffer an adverse judgment which the Company is required to pay, it will likely result in there being no assets for investment or liquidation; in such event, the Company will file for bankruptcy law protection.

        United States of America, ex rel., Saul Epstein v. NovaCare, Inc., et al., Civil Action No. 98-CV-4185. This qui tam action was filed on or about August 10, 1998 by Saul R. Epstein on behalf of the United States government, in camera and under seal in the United States District Court for the Eastern District of Pennsylvania, asserting claims against the Company for violations of the False Claims Act. On October 12, 1999, the United States Attorney for the Eastern District of Pennsylvania elected not to intervene in the matter and not to prosecute the complaint on behalf of the United States. On October 21, 1999, the complaint was unsealed. On November 26, 1999, an amended complaint was filed and subsequently served on the Company. The amended complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5,000 to $10,000 for each violation, plus attorneys' fees, experts' fees and costs of the suit. This matter currently is in discovery. The Company will likely not have sufficient assets to try this case should it proceed to trial. In addition, pursuant to the purchase and sale agreement for the sale of the Company's PROH division, the

    Company has indemnified Select, the buyer of the PROH division, for any damages that it sustains arising from this action. In the event that the plaintiff obtains an adverse judgment, there will be no assets for investment or liquidation and the Company will file for bankruptcy law protection.

         Sabolich, Inc., Sabolich Prosthetics Center of Wichita, Inc., Sabolich Tri-State Prosthetics, Inc., Sabolich of Florida, Inc. and John A. Sabolich
    v. NovaCare, Inc. and NovaCare Orthotics and Prosthetics East, Inc. This action was filed on May 18, 1999 in the United States District Court for the Western District of Oklahoma, Case No. CIV-99-670-T. The complaint alleges that the defendants breached a 1994 Agreement of Purchase and Sale involving the acquisition of the plaintiffs' orthotics and prosthetics business. Plaintiffs allege that the defendants breached the agreement by failing to pay certain sums allegedly due them under the agreement. Plaintiffs also allege that defendants tortiously breached an alleged implied covenant of good faith and fair dealing in the agreement. Plaintiffs have claimed $5.0 million of compensatory damages and $5.0 million for punitive damages. As part of the Company's Stock Purchase Agreement, dated as of April 2, 1999 and amended May 19, 1999 and June 30, 1999, with Hanger Orthopedic Group, Inc. ("Hanger") for the sale of the Company's orthotics and prosthetics business, the Company and Hanger agreed that each entity would be responsible for 50% of any damages arising from this action, including all costs and expenses associated with the matter. This matter currently is in discovery. In the event that the plaintiff obtains an adverse judgment, there will be no assets for investment or liquidation and the Company would likely file for bankruptcy law protection.

         United States ex rel. Michael Gublo and John Watts v. NovaCare, Inc., C.A. No. 95-11379-RGS. This qui tam action was filed in June 1995 by a former employee, Michael Gublo, and another individual, on behalf of the United States government, in camera and under seal in the United States District Court for the District of Massachusetts, asserting claims against the Company for violations of the False Claims Act. On January 13, 1998, the United States Attorney for the District of Massachusetts elected not to intervene in the matter and not to prosecute the complaint on behalf of the United States. In the Spring of 1998, the complaint was unsealed and an amended complaint was filed and served on the Company. The amended complaint alleges that the Company overbilled Medicare, Medicaid and other federally funded health care programs for orthotics, prosthetics and other health services and retaliated against Mr. Gublo when he raised concerns about the Company's billing practices. The complaint seeks to recover, on behalf of the federal government, the alleged overpayments the Company received and an award of treble damages, attorneys' fees and costs and civil monetary penalties under the False Claims Act. This matter currently is in discovery. In the event that the plaintiff obtains an adverse judgment, there will be no assets for investment or liquidation and the Company will file for bankruptcy law protection.

         Healthsouth Corporation v. NovaCare, Inc. and NC Resources, Inc., Montgomery County Court of Common Pleas, No. 99-17155 (filed September 28,
    1999). The complaint in this action alleges that, pursuant to a February 3, 1995 stock purchase agreement involving the sale of the Company's medical rehabilitation hospital subsidiary Rehab Systems Company ("RSC") to Healthsouth Corporation ("Healthsouth"), the Company agreed to reimburse Healthsouth for any payments that Healthsouth was obligated to pay Medicare, Medicaid or other cost-based reimbursement systems as a result of RSC's indebtedness to such payors. The complaint seeks damages in the amount of $12.6 million. Initial pleadings in this matter have been completed and it is expected that the parties will proceed to discovery in the near future. In the event that the plaintiff obtains an adverse judgment, there will be no assets for investment or liquidation and the Company will file for bankruptcy law protection.

        Continental Orthopedic Appliances, Inc. v. Health Insurance Plan of Greater New York, et al., 95 Civ. 4041 (ADS), The complaint in this action was filed in the United States District Court for the Eastern District of New York as a class action, alleging that the Company's former orthotics and prosthetics subsidiary, together with the Health Insurance Plan of Greater New York and others, participated in a conspiracy to violate federal and state antitrust laws prior to the Company's acquisition of such subsidiary. The complaint seeks to recover monetary damages in excess of $500,000, together with costs and attorneys fees, and punitive damages. Discovery in this case has ended. The case has not been certified as a class action. Pursuant to the purchase and sale agreements under which the Company acquired and later sold the former subsidiaries that are involved in this action, the Company is responsible for defending this action.

         Complete Care, Inc. v. Jana Mason, et. al., Case No. 97-33923. This action has been brought against the Company and a former subsidiary in the United States Bankruptcy Court for the Western District of Kentucky, Louisville Division, seeking $256 thousand from the defendants. The claims in this action relate to contract rehabilitation services that were provided by the Company's former subsidiary prior to the Company's acquisition of such subsidiary. The case is in discovery. The Company has filed a cross-claim against the prior owner of the subject subsidiary, inasmuch as that former owner contractually has indemnified the Company from any damages arising from this action.

         In addition to the foregoing legal proceedings, the Company is a defendant in a number of other legal actions seeking monetary damages, which singularly, and in the aggregate, may have a material adverse effect on the Company's business, financial condition, results of operations and liquidity if such actions are adversely concluded. Also, in connection with many of the collection actions brought by the Company against third parties to collect outstanding accounts receivable, counterclaims (including counterclaims in the millions of dollars) have been made against the Company which, in many cases, exceed the amount sought by the Company in the underlying actions. In the event that any of the material actions are concluded in a manner that is adverse to the Company, there will be no assets for investment or liquidation and the Company will file for bankruptcy law protection.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    NAHC's common stock is traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol NAHC. Trading of NAHC on OTCBB commenced on December 3, 1999. The Company's common stock was traded on the New York Stock Exchange (the "NYSE") under the symbol NOV until November 22, 1999, the date on which the Company's common stock ceased trading on the NYSE. On September 15, 2000, there were 1,470 holders of record of common stock.

    The following table sets forth the high and low bids per share of common stock on the OTCBB for the relevant periods, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and thus may not necessarily represent actual transactions.

                                                                   HIGH             LOW
                                                                   ----             ---
YEAR ENDED JUNE 30, 2000:
   Second Quarter (beginning December 3, 1999)............       $ 0.19            $0.14
   Third Quarter..........................................         0.32             0.18
   Fourth Quarter.........................................         0.20             0.06

    The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE Composite Tape for the relevant periods.

                                                                   HIGH             LOW
                                                                   ----             ---
YEAR ENDED JUNE 30, 2000:
   First Quarter...........................................      $ 1.69            $0.69
   Second Quarter (through November 22, 1999)..............        1.19             0.69

YEAR ENDED JUNE 30, 1999:
   First Quarter...........................................      $12.63            $2.88
   Second Quarter..........................................        4.31             2.19
   Third Quarter...........................................        3.06             1.25
   Fourth Quarter..........................................        2.25             1.19

   With the exception of 2-for-1 stock splits of common stock effected in the form of stock dividends in June 1987 and July 1991, no other dividends have been paid or declared on common stock since NAHC's initial public offering on November 5, 1986. NAHC does not expect to declare any cash dividends on common stock in the foreseeable future, except for any liquidating dividends in connection with the liquidation of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with NAHC's consolidated financial statements and the accompanying notes presented elsewhere herein.

    The Company has disposed of all of its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize on its assets, general administrative matters and the preparation for potential liquidation or investment. Accordingly, the accompanying selected financial data reflect all the Company's assets and liabilities and results of operations as discontinued operations, except for its remaining general and administrative activities which are treated as continuing operations.

                           NAHC, INC. AND SUBSIDIARIES
                           FIVE YEAR FINANCIAL SUMMARY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEARS ENDED JUNE 30,
                                            ------------------------------------------------------------------------
                                            2000            1999             1998              1997             1996
                                            ----            ----             ----              ----             ----
STATEMENT OF OPERATIONS DATA:
  Net revenues ......................    $     --         $     --         $     --         $     --         $     --
  Gross profit ......................          --               --               --               --               --
  (Loss) from continuing operations..
     before extraordinary item ......     (23,953)         (83,224)         (65,549)         (43,102)         (22,366)
  (Loss) per share from continuing
    operations before extraordinary
    item:
      Basic and assuming dilution ...       (0.37)           (1.32)           (1.06)           (0.71)           (0.35)


                                                                        AS OF JUNE 30,
                                            ------------------------------------------------------------------------
                                            2000            1999             1998              1997             1996
                                            ----            ----             ----              ----             ----
BALANCE SHEET DATA:
  Total assets ......................     $36,857          $980,984         $1,046,840       $820,356         $684,854
  Total indebtedness ................          --           522,879            402,755        285,231          176,824
  Shareholders' equity ..............       5,703           393,259            580,673        508,006          484,394

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           NAHC, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     NAHC, Inc., formerly NovaCare, Inc. ("NAHC" or the "Company"), formed in 1985, was a national leader in physical rehabilitation services and employee services prior to the sale of all of its operating segments. In order to satisfy its indebtedness, the Company sold each of its operating segments in a series of divestiture transactions commencing June 1, 1999 and ending on November 19, 1999. As a result of the completion of these transactions, the Company currently has no operating business.

     NAHC is a company in transition, attempting to realize its remaining assets and manage its remaining liabilities. Any investment in the Company should be considered extremely speculative and risky. The Company's current estimate of net proceeds available for distribution per outstanding share upon liquidation of the Company is between ($0.31) and $0.01. See "Liquidation Analysis and Estimates." There is a substantial risk that the Company will be forced to seek bankruptcy law protection. See "Risk Factors" and "Legal Proceedings."

     The operating segments that were sold by the Company included physical rehabilitation services and employee services. The Company's physical rehabilitation services had been provided in two industry segments: (i) outpatient services--providing outpatient physical therapy and rehabilitation, orthotic and prosthetic ("O&P") and occupational health rehabilitation services through a national network of patient care centers, and (ii) long-term care services--providing rehabilitation therapy and health care consulting services on a contract basis to health care institutions, primarily long-term care facilities. The Company's employee services segment consisted of comprehensive, fully integrated outsourcing solutions to human resource services, generally provided to small and medium-sized businesses through its 64% owned subsidiary, NovaCare Employee Services, Inc. ("NCES"). NCES created relationships with both its clients and worksite employees by contractually assuming certain administrative, regulatory and financial employer responsibilities with respect to worksite employees in a "co-employment" relationship.

     On June 1, 1999, the Company sold substantially all of its business previously included in the long-term care services segment, pursuant to a purchase and sale agreement with Chance Murphy, Inc. ("Chance Murphy"), for a nominal amount. Pursuant to the agreement, the Company provided a working capital guarantee of $30.0 million and Chance Murphy agreed to pay to the Company the amount, if any, of working capital as of June 1, 1999 in excess of $30.0 million or, as applicable, to transfer to the Company any remaining accounts receivable relating to periods prior to June 1, 1999 once the working capital guarantee has been satisfied. On November 11, 1999, the Company was released from the commitment under the guarantee and the remaining accounts receivable reverted back to the Company.

                           NAHC, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     On July 1, 1999, the Company sold its O&P business to Hanger Orthopedic Group, Inc. ("Hanger") for $445.0 million. Of the purchase price, the Company placed $15.0 million in escrow in conjunction with a working capital guarantee. Following the sale, Hanger claimed that the working capital adjustment should be approximately $33.0 million. The Company presented to Hanger its objections to Hanger's working capital calculations, with which Hanger disagreed. In accordance with the O&P purchase and sale agreement, an independent arbiter was engaged by both parties to resolve the matter by binding arbitration. On May 22, 2000, the Company received notification from the independent arbiter that it had determined the working capital adjustment to be $25.1 million. The Company disputed that determination and commenced negotiations with Hanger to resolve the working capital adjustment and other disputes arising under the purchase and sale agreement. On July 5, 2000, the Company and Hanger entered into a settlement agreement that resolved the working capital dispute and released the Company from certain potential contingent liabilities arising under the purchase and sale agreement. To satisfy the Company's working capital obligation, Hanger received the $15.0 million escrow and the Company paid cash in the amount of $6.0 million and issued a promissory note for $3.7 million payable in six equal monthly installments through December 2000, plus 7% interest. The promissory note is collateralized by certain notes receivable pertaining to the Company's former long-term care services segment.

     On October 19, 1999, the Company completed the sale of its interest in NCES at the tender offer price of $2.50 per share. The Company placed approximately $13.4 million in escrow related to its four-year agreement with NCES to provide employee services to the Company's Physical Rehabilitation and Occupational Health ("PROH") division (the "PROH Subscriber Agreement"). On July 13, 2000, the Company entered into a settlement agreement with the purchasers of NCES to release the remaining escrow to satisfy the Company's obligation under the PROH Subscriber Agreement and to resolve substantially all other obligations of the Company to the purchasers of NCES. In connection with that settlement agreement, of the $11.3 million escrow as of that date, $9.4 million was released to the purchasers of NCES and $1.9 million to the Company.

     On November 19, 1999, the Company completed the sale of the Company's PROH division to Select Medical Corporation ("Select"). The purchase and sale agreement required Select to pay a purchase price of $200.0 million and $36.8 million of the purchase price was placed in escrow for two years in support of representations relating to minimum working capital, collectibility of accounts receivable, and certain contingent earnout payments and litigation matters. Following the closing of the PROH sale and continuing through June 2000, Select presented to the Company claims for disbursement of portions of the escrowed funds to Select. The Company and Select disagreed on certain of these claims. On July 6, 2000, the Company entered into a settlement agreement with regard to the accounts receivable representation, contingent earnout obligations and certain other differences and disagreements between the Company and Select related to the PROH purchase and sale agreement and the escrows established as part of that agreement. As a result of the settlement, the remaining funds in escrow accounts, including interest, were disbursed to the parties with $4.5 million being returned to the Company. In addition, as part of the settlement, the Company agreed to reimburse Select approximately $1.3 million in respect of certain of its obligations set forth in the purchase and sale agreement and up to $1.8 million for Medicare liabilities, if any, that relate to periods prior to the PROH sale. The Company collaterialized certain future payments to Select with the Company's accounts receivable that pertain primarily to the Company's former long-term care services business. Also as part of the settlement agreement, certain of the representations, warranties and indemnifications in the PROH purchase and sale agreement were released by the parties and certain provisions, principally relating to tax obligations, remain binding on the parties. In conjunction with the PROH sale, the "NovaCare" name was also sold and the Company changed its name to NAHC, Inc. effective March 28, 2000.

     As a result of all of these transactions, the Company has disposed of all its operating segments and the Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize on its assets, general administrative matters and the preparation for potential liquidation or investment.

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

                           NAHC, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

   Discontinued Operations

   The Company previously operated in three business segments: long-term care services, outpatient services and employee services. Long-term care services consisted of providing rehabilitation and healthcare consulting services on a contract basis to health care institutions, primarily long-term care facilities. This segment was disposed of on June 1, 1999. Outpatient services consisted of providing orthotic and prosthetic (O&P) and physical rehabilitation and occupational health (PROH) rehabilitation services through a national network of patient care centers. The O&P and PROH businesses were sold on July 1, 1999 and November 19, 1999, respectively. Employee services were comprehensive, fully integrated outsourcing solutions to human resource issues, including payroll management, workers' compensation, risk management, benefits administration, unemployment services and human resource consulting services, and are generally provided to small and medium-sized businesses. This segment was disposed of on October 19, 1999.

   Continuing Operations

   The Company's remaining general and administrative activities consist primarily of (i) managing litigation, including defending lawsuits against the Company, and attempting to realize its remaining assets, primarily accounts and notes receivable pertaining to the Company's former long-term care services business, (ii) compliance with regard to general corporate governance matters,
(iii) financial, tax and Medicare program reporting for internal and external regulatory purposes, and (iv) preparation for potential liquidation or investment. The Company has not entered into any negotiations concerning any acquisitions or investments. The extreme uncertainty inherent in litigation has made it difficult to estimate the Company's assets and liabilities. It is possible that the Company may realize more in its net assets than has been estimated. In addition, the Company has significant net operating loss carryforwards which would be lost if the Company liquidates. The net operating loss carryforwards could provide significant additional value in the event they can be utilized. There are, however, limitations on the use of net operating loss carryforwards. Such carryforwards may have little or no utility if the Company experiences a change of ownership within the meaning of Section 382 of the Internal Revenue Code.

   Provision for Restructure

   In fiscal 1999, as a result of the Company's decision to exit the long-term care services operating segment and sell the O&P business, the Company implemented a program to substantially reduce its unallocated selling, general and administrative costs incurred at its corporate headquarters. This program (with an aggregate provision of $12.3 million) involved the termination of approximately 74 employees ($3.1 million), lease termination costs ($4.8 million) and long-term information services agreement buyouts ($4.4 million). In fiscal 2000, the Company determined that this program would cost approximately $2.0 million less than anticipated and reversed that portion of the provision for restructure. Of the remaining aggregate $10.3 million, all of these costs were expended by June 30, 2000, except for $81,000 which costs are expected to be incurred by December 31, 2000.

   YEAR ENDED JUNE 30, 2000 COMPARED WITH THE YEAR ENDED JUNE 30, 1999

   Continuing Operations

      The loss before income taxes from continuing operations was $24.0 million for the year ended June 30, 2000 compared to $128.1 million for the prior year, which reflects the wind-down of the Company's administrative functions as a result of the sale of its businesses. The primary reason for the decrease in the loss was a decrease in selling, general and administrative costs of approximately $58.0 million, the $2.0 million reversal in fiscal 2000 of a portion of the $12.3 million provision for restructure in fiscal 1999, a decrease in interest expense of approximately $25.2 million as a result of the payment of the Company's line of credit and convertible debentures, and an increase in investment and other income of $6.7 million primarily due to earnings on cash generated by the sale of the Company's operating business.

   There is no provision for or benefit from income taxes for the year ended June 30, 2000, as the Company could not utilize, for income tax purposes, the loss incurred in the period. The Company has net operating loss carryforwards ("NOLs") in the range of approximately $110.0 million to $170.0 million as of June 30, 2000. The ultimate amount of the NOLs is dependent on future actions and it is reasonably possible that the actual amount may be outside the range noted above. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. Accordingly, the Company has provided a full valuation allowance against the net deferred tax asset at June 30, 2000. For the same period last year, the Company recognized a tax benefit of $25.0 million for the carryback of net operating losses to prior periods. See Note 11 of Notes to Consolidated Financial Statements for the amount of deferred tax assets and liabilities and valuation allowances.

                           NAHC, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

   Discontinued Operations

      Income from discontinued operations, net of tax, for the year ended June 30, 2000 of $9.9 million increased by approximately $85.4 million compared to a loss from discontinued operations, net of tax, for the year ended June 30, 1999 of $75.5 million. This increase is due principally to provisions for restructure in fiscal 1999 including a $94.1 million, net of tax, provision for restructure pertaining to the Company's LTCS segment and a $17.8 million, net of tax, provision for restructure relating to the Company's outpatient services segment.

      The $374.1 million loss on disposal of discontinued operations, net of tax, reflects a loss on the sale of PROH ($379.9 million) and NCES ($4.6 million) and adjustments related to changes in estimates of long-term care services discontinued operations stemming from deteriorating industry conditions ($30.9 million), offset partially by the gain on the sale of O&P ($41.3 million).

   YEAR ENDED JUNE 30, 1999 COMPARED WITH THE YEAR ENDED JUNE 30, 1998

   Continuing Operations

      For the year ended June 30, 1999, the loss before income taxes from continuing operations was $128.1 million versus $97.8 million for the year ended June 30, 1998. The principal reasons for the $30.3 million increase was a $12.3 million provision for restructure in fiscal 1999 versus no provision for restructure in fiscal 1998, a $12.1 million increase in interest expense due to higher borrowing levels under the revolving credit facility, a $2.7 million increase in selling, general and administrative costs, and a $2.2 million decrease in investment and other income primarily as a result of a fiscal 1999 loss on the sale of investments and lower amounts of invested cash.

      The net operating loss from continuing operations, the loss from discontinued operations, and the loss on the sale of discontinued operations for fiscal 1999 have been carried back to offset prior fiscal years income. The provision or benefit for income taxes in fiscal 1999 and 1998 have been allocated among continuing operations, discontinued operations and the disposal of discontinued operations based on the source of the income or loss and related taxable temporary and permanent differences. The Company recorded an income tax benefit from continuing operations in fiscal 1999 of $44.9 million compared to an income tax benefit of $32.2 million in fiscal 1998. The increase of $12.7 million of income tax benefit in fiscal 1999 compared to fiscal 1998 was due primarily to the higher loss before income taxes from continuing operations in fiscal 1999.

   Discontinued Operations

      In fiscal 1999, the loss from discontinued operations, net of tax, of $75.5 million compared with income from discontinued operations, net of tax, of $123.5 million in fiscal 1998. The $199.0 million decrease was due primarily to
(i) the decline in income before income taxes in the long-term care services segment from $90.0 million in fiscal 1998 to a loss before income taxes of $84.6 million in fiscal 1999 as a consequence of regulatory changes described above,
(ii) a $17.8 million, net of tax, provision for restructure relating to the Company's outpatient services segment, and (iii) a $15.3 million provision, net of tax, in fiscal 1999 related to PROH receivables aged greater than one year which had been recorded during and prior to the conversion to centralized billing systems and subsequently contracted to independent agencies for collection.

         The loss on disposal of discontinued operations, net of tax, of $30.8 million in fiscal 1999 reflects the Company's sale of its long-term care services segment.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flows

   At June 30, 2000, cash and cash equivalents totaled $10.0 million, a decrease of $7.1 million from June 30, 1999. Cash used in continuing operations was $31.3 million in fiscal year 2000 compared to $75.7 million in fiscal year 1999 and $52.4 million in fiscal 1998. The $44.4 million increase from fiscal 1999 to fiscal 2000 resulted from the reduced loss from operations, after non-cash charges and principally by the timing of payments and amounts of accounts payable and accrued expenses and the collection of an income tax receivable of $26.7 million.

                           NAHC, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

   The $14.4 million decrease in cash flows used in continuing operating activities in fiscal 1999 compared to fiscal 1998 resulted from a decrease in earnings, after non-cash charges, of $16.8 million and an increase in accounts receivable and other assets of $3.2 million, offset principally by the timing of payments and amounts of accounts payable and accrued expenses and income taxes of $5.6 million.

   Cash provided by discontinued operations decreased to $8.0 million in fiscal 2000 from $45.8 million and $121.6 million in fiscal 1999 and 1998, respectively. The $37.8 million decline in fiscal 2000 from fiscal 1999 was primarily due to the timing of the sales of the Company's businesses. The Company sold its O&P business on July 1, 1999, its 64% interest in NCES on October 19, 1999 and its PROH business on November 19, 1999. The Company's only other operating business, LTCS, was sold on June 1, 1999. The $75.8 million decrease in cash provided by discontinued operations from fiscal 1998 to fiscal 1999 is primarily due to the timing of payments and amounts of accounts payable and accrued expenses of $103.9 million pertaining to outpatient services and employee services and offset partially by a $49.2 million increase in fiscal 1999 earnings, after non-cash charges, versus fiscal 1998.

   Investing activities provided $542.5 million of cash in fiscal 2000 principally from the $564.8 million net proceeds from the sale of the Company's operating businesses. Cash paid for acquisitions and capital expenditures progressively decreased to $10.2 million in fiscal 2000 from $94.2 million in fiscal 1999 and $211.7 million in fiscal 1998 due to the sale of the Company's operating businesses in fiscal 2000 and fiscal 1999, and capital constraints resulting from the significant decline in earnings in fiscal 1999 in the Company's LTCS business as a consequence of regulatory changes as described above.

   The Company used $526.3 million in financing activities in fiscal 2000 primarily to retire the outstanding balance on the Company's line of credit ($347.0 million) and convertible subordinated debentures ($174.4 million). In fiscal 1999 and 1998, the Company's most significant financing activities consisted of borrowings, net of repayments, of $94.5 million in fiscal 1999 and $150.8 million in fiscal 1998 to principally fund acquisitions and capital expenditures. Fiscal 1998 also included $45.7 million in net proceeds from an initial public offering by NCES in fiscal 1998 wherein 5.8 million shares of NCES common stock were sold to third parties.

  Credit Agreements

   The Company had a revolving credit facility with a syndicate of lenders that was collateralized by substantially all of the Company's assets. The terms of the facility were amended during fiscal 1999 to shorten the maturity date from June 30, 2003 to December 31, 1999 and to change the interest rate from the London Interbank Offered Rate ("LIBOR") plus a range of 0.875% to 1.5%, depending on certain financial ratios, to LIBOR plus 3%. The Company was also charged a commitment fee of 0.5% on the average daily available balance.

   The entire outstanding amount of the facility, $347.0 million, was repaid on July 1, 1999 from the proceeds of the O&P sale. Subsequent to such repayment, the maximum amount available under the facility was reduced to $35.0 million until the facility was terminated in December 1999.

    Liquidity

   Of the Company's $10.0 million in cash and cash equivalents at June 30, 2000, the Company is contractually obligated to make net payments of $5.7 million by January 2, 2001. The net amount consists of cash outflows of (i) $9.7 million to satisfy the remaining working capital obligations from the O&P sale and (ii) $2.0 million to satisfy certain obligations assumed in the PROH sale; offset partially by cash inflows of (i) $4.5 million from the escrow set aside in the PROH sale as a result of the Company's settlement agreement with the purchasers of PROH and (ii) $1.5 million from the escrow established in the NCES sale in conjunction with an agreement among the Company and the purchasers of NCES to fully satisfy the Company's obligations to such purchasers. In addition, in order to conduct its current activities of managing its remaining assets and liabilities, the Company is required to incur additional obligations, principally amounts to be paid to its employees, lawyers, consultants and vendors. In prior quarters, the Company has incurred approximately $0.9 million per quarter for such obligations. The Company is attempting to reduce these ongoing costs.

   The Company's cash position, after satisfaction of these contractual obligations and operating expenses, will vary based on the amount and timing of cash flows. Cash inflows primarily consist of collections of LTCS related receivables and the release of restricted cash and the remaining LTCS sale escrow. As discussed elsewhere, including in "Risk Factors," cash inflows and outflows from litigation are inherently extremely uncertain. The Company's assumptions with respect to incoming and outgoing cash flows include, without limitation, assumptions that certain litigation will be settled and not actually litigated, that the settlements will be for certain

                           NAHC, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

minimum amounts and that the settlements will occur within certain timeframes. These assumptions are uncertain and actual timing and amounts may differ materially from amounts assumed herein. If certain of the lawsuits do not settle and instead proceed to trial, or if certain of the lawsuits do not settle for the amounts that the Company has assumed, this will have a material adverse impact on the Company's liquidity and cash flow and will likely require the Company to seek bankruptcy law protection. Furthermore, if certain of these lawsuits are not settled within the timeframes assumed by the Company, the Company will be required to incur additional costs and expenses, which would likely force the Company to seek bankruptcy law protection. Finally, if there is an adverse judicial finding in any of the litigation listed in "Legal Proceedings," the Company will be forced to seek bankruptcy law protection. Due to the uncertainty of the amount and timing with regard to cash flows, there can be no assurance that the Company will have sufficient cash flow in the future to satisfy obligations when they become due. Under those circumstances, the Company may seek short-term financing, attempt to negotiate lower settlement amounts with regard to its obligations or seek bankruptcy law protection.

  Liquidation Analysis and Estimates

For purposes of determining the available assets, if any, that may be distributed to stockholders, in the event of a liquidation of the Company, management made the following estimates of the assets and liabilities of the Company, as of June 30, 2000. Stockholders should note that the current minimum estimate (i.e., the least amount available for stockholders) is a negative number - approximately negative $20 million or negative thirty-one cents (($.31)) per share. If the assumptions made by management in estimating the minimum estimated liquidation amount come true, management estimates that the Company's liabilities will exceed its assets by approximately $20 million, in which case there would be no assets available for distribution to stockholders. Furthermore, the current minimum estimate includes only estimates of potential settlements of the pending lawsuits against the Company, but does not include estimates of an adverse ruling or judgment against the Company in any of these lawsuits. If the Company suffers an adverse ruling or judgment in any of these cases, the Company will be forced to seek bankruptcy law protection.

    As noted in "Risk Factors," stockholders need to consider that any estimate of the Company's possible net assets, if any, available for distribution is extremely uncertain. This uncertainty, in general, is due to the fact that the Company's assets consist primarily of delinquent or disputed accounts receivable that are in litigation and the Company's liabilities consist of certain fixed obligations and many contingent liabilities that depend upon the outcome of legal proceedings against the Company. In connection with many of the collection actions brought by the Company against third parties to collect outstanding accounts receivable, counterclaims have been made against the Company which, in many cases, exceed the amount sought by the Company in the underlying actions. Moreover, some of the cases brought against the Company are fairly recent and, therefore, management is unable to assess the likely outcome of the proceeding. In establishing these estimates, management has made certain assumptions regarding the outcome of these cases and there can be no assurances that these assumptions will prove to be accurate. Other significant assumptions that have been made by management in establishing these estimates include (i) certain assumptions regarding the buyer of NCES continuing to satisfy certain workers compensation funding obligations over the next four to five years relating to former Company employees, which obligations are collateralized by Company deposits, and (ii) certain assumptions regarding the extent of indemnification claims made against the escrow account established by the Company with Chance Murphy, Inc. for Medicare settlements in connection with the LTCS sale.

    The estimated operating costs during liquidation for the period from July 1, 2000 through June 30, 2001, the assumed liquidation date, have been based on the Company's internal estimates. It is possible that the actual liquidation date, if any, could be later if the Board of Directors, in its discretion, deems it appropriate and that the actual operating costs may differ materially from the estimates included herein.

                           NAHC, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                                                                                ($ IN MILLIONS, EXCEPT PER
                                                                                      SHARE AMOUNTS)
                                                                                   MINIMUM     MAXIMUM
                                                                                   --------   --------
(i)   ESTIMATED REALIZABLE VALUES OF ASSETS OF THE COMPANY
      Cash and cash equivalents at June 30, 2000.................................  $   10.0   $   10.0
      Restricted cash, net of liability to NCES for guarantee of PROH contract...       7.6        7.6
      Other current assets, including escrow from sale of PROH...................       7.7        7.7
                                                                                   --------   --------
      Total estimated assets.....................................................      25.3       25.3
                                                                                   --------   --------
(ii)  ESTIMATED LIABILITIES OF THE COMPANY
      Accounts payable and accrued expenses......................................      (5.4)      (4.4)
      Net liabilities of discontinued operations.................................     (33.2)     (15.2)
                                                                                   --------   --------
      Total estimated liabilities................................................     (38.6)     (19.6)
                                                                                   --------   --------
(iii) ESTIMATED OPERATING COSTS DURING LIQUIDATION
      Investment income during liquidation.......................................        --        0.1
      Payroll and benefits for liquidation personnel.............................      (1.8)      (1.5)
      Legal, audit and other professional costs..................................      (3.6)      (2.4)
      Other costs................................................................      (1.2)      (1.0)
                                                                                   --------   --------
      Total estimated operating costs during liquidation.........................      (6.6)      (4.8)
                                                                                   --------   --------
      ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
        TO STOCKHOLDERS..........................................................  $  (19.9)   $   0.9
      ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION                            ========    =======
        PER OUTSTANDING COMMON SHARE.............................................  $  (0.31)   $  0.01
                                                                                   ========    =======

In connection with its proxy statement dated August 13, 1999, as amended through September 10, 1999, the Company estimated that funds available for distribution to stockholders could range from $111.0 million to $263.6 million ($1.76 - $3.94 per share). As a result of industry and financial market conditions, both the sales of PROH and NCES, the largest factors in the proxy statement liquidation analysis, were at the minimum anticipated values for those transactions. Further, a number of events, which were not known or anticipated at the time of the proxy statement estimates or the Company's shareholder meeting on September 21, 1999, resulted in an additional reduction of the $111.0 million (the minimum estimated realizable value in the proxy statement) to $0.9 million, the revised maximum estimated realizable value set forth above. Some of the events that reduced the amount received include: (i) a $25.1 million reduction in proceeds from the sale of the O&P business arising from the buyer's assertion of claims under the working capital representation, (ii) a $27.9 million decline in the anticipated net collections of long-term care receivables stemming from deteriorating industry conditions, (iii) a $32.3 million reduction in proceeds from the sale of the PROH business arising from actual claims under the accounts receivable, contingent earnout and working capital representations made by the Company, (iv) a $12.8 million obligation guaranteed by the Company for NCES services to the PROH business, which was not assumed by the purchaser of PROH and (v) a $7.0 million reduction in investment income due primarily to the lower realized value of assets of the Company. Possible contingencies could further reduce the realizable value available for distribution to stockholders below zero to ($19.9) million, the revised minimum realizable value. The possible contingencies include primarily a reduction in the anticipated collections of long-term care receivables and legal claims asserted against the Company and/or indemnified by the Company in connection with the sales of its operating businesses. These contingencies, coupled with an increase in the estimated operating costs during liquidation arising from the uncertainty of such costs, constitute the difference between the estimated net proceeds available for distribution set forth in the "minimum" and "maximum" columns.

                           NAHC, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

    The following table sets forth a reconciliation of the low end of the range of the estimates set forth above under "Liquidation Analysis and Estimates" with the Company's shareholders' equity, as set forth in its unaudited Consolidated Balance Sheet as of June 30, 2000:

                                                                                    ($ IN MILLIONS)
                                                                                    ---------------
        Total shareholders' equity as of June 30, 2000..........................      $      5.7
        Additional contingent costs.............................................           (19.0)
        Estimated operating costs during liquidation............................            (6.6)
                                                                                      ----------
        ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
          TO STOCKHOLDERS.......................................................      $    (19.9)
                                                                                      ==========

    IN DETERMINING THE ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION PER OUTSTANDING COMMON SHARE UPON THE LIQUIDATION OF THE COMPANY OF ($0.31) TO $0.01, THE METHODS USED BY MANAGEMENT IN ESTIMATING THE VALUES AND VALUE RANGES OF THE COMPANY'S ASSETS WERE INEXACT AND MAY NOT APPROXIMATE VALUES ACTUALLY REALIZED. THESE ESTIMATES ARE SUBJECT TO NUMEROUS UNCERTAINTIES AND ALSO DO NOT REFLECT ALL CONTINGENT LIABILITIES THAT MAY MATERIALIZE. FOR THESE REASONS, THERE CAN BE NO ASSURANCE THAT THE ACTUAL NET PROCEEDS DISTRIBUTED TO STOCKHOLDERS IN LIQUIDATION WILL NOT BE SIGNIFICANTLY LESS THAN THE AMOUNT ESTIMATED. MOREOVER, NO ASSURANCE CAN BE GIVEN THAT ANY AMOUNTS TO BE RECEIVED BY THE COMPANY'S STOCKHOLDERS IN LIQUIDATION WILL EQUAL OR EXCEED THE PRICE OR PRICES AT WHICH THE COMMON STOCK HAS RECENTLY TRADED OR MAY TRADE IN THE FUTURE.

      THERE IS A SIGNIFICANT RISK, AS CAN BE SEEN IN THE CURRENT ESTIMATES, THAT THERE WILL BE NO ASSETS FOR DISTRIBUTION TO STOCKHOLDERS OR TO INVEST.

CAUTIONARY STATEMENT

    Except for historical information, matters discussed above including, but not limited to, statements concerning future operations and estimates of values to be received in liquidation, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include the outcome and costs of pending legal actions against the Company, potential claims related to businesses sold, the ability of the Company to realize its remaining assets in cash, the cost to wind up the Company's affairs in preparation for a potential liquidation, the ability of the Company to identify potential acquisition targets and to successfully complete such potential acquisitions and the Company's ability to retain management and professional employees during its wind down period.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges or for purposes "other than trading," instruments that are likely to expose the Company to market risk, whether it be from interest rate, foreign currency exchange, or commodity price risk. The Company has entered into no forward or futures contracts, purchased no options and entered into no swap arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           NAHC, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               AS OF JUNE 30,
                                                                        --------------------------
                                                                            2000          1999
                                                                        -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents.........................................   $    10,008    $    17,110
   Escrow receivable.................................................         4,506            --
   Deferred income taxes ............................................         2,210         37,422
   Net assets of discontinued operations - current portion...........            --        863,937
   Income taxes receivable...........................................            --         25,255
   Restricted cash...................................................        17,002            --
   Other current assets, principally miscellaneous receivables.......         3,131          4,803
                                                                        -----------    -----------
        Total current assets ........................................        36,857        948,527
Property and equipment, net .........................................            --          3,372
Deferred income taxes ...............................................            --          1,669
Net assets of discontinued operations - non-current portion .........            --         22,200
Other assets, net ...................................................            --          5,216
                                                                        -----------    -----------
                                                                        $    36,857    $   980,984
                                                                        ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of financing arrangements.........................   $        --    $   522,543
   Accounts payable and accrued expenses ............................        11,532         25,755
   Net liabilities remaining from discontinued operations ...........        15,186             --
   Income taxes payable..............................................         2,226             --
                                                                        -----------    -----------
     Total current liabilities ......................................        28,944        548,298
Financing arrangements, net of current portion ......................            --            336
Deferred income taxes ...............................................         2,210         39,091
Other liabilities ...................................................            --             --
                                                                        -----------    -----------
        Total liabilities ...........................................        31,154        587,725
Commitments and contingencies (Note 13) .............................            --             --
Shareholders' equity:
   Common stock, $.01 par value; authorized 200,000 shares; issued
     68,672 shares at June 30, 2000 and issued 68,561 shares at
     June 30, 1999...................................................           687            686
  Additional paid-in capital.........................................       274,646        274,603
  (Accumulated deficit) retained earnings ...........................      (226,956)       160,644
                                                                        -----------    -----------
                                                                             48,377        435,933
   Less: Common stock in treasury (at cost), 5,308 shares at June
     30, 2000 and 5,308 at June 30, 1999 ............................       (42,674)       (42,674)
                                                                        -----------    -----------
        Total shareholders' equity...................................         5,703        393,259
                                                                        -----------    -----------
                                                                        $    36,857    $   980,984
                                                                        ===========    ===========


                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                           NAHC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               YEARS ENDED JUNE 30,
                                                                               --------------------
                                                                      2000            1999              1998
                                                                      ----            ----              ----
Net revenues ..................................................    $      --        $      --        $      --
Cost of services ..............................................           --               --               --
      Gross profit ............................................           --               --               --
                                                                   ---------        ---------        ---------
Selling, general and administrative expenses ..................       24,771           82,763           78,999
(Credit) provision for restructure ............................       (1,987)          12,260               --
                                                                   ---------        ---------        ---------
      Loss from operations ....................................      (22,784)         (95,023)         (78,999)
Investment and other income (expense), net ....................        4,179           (1,020)           1,179
Gain on sale of property and equipment ........................        1,528               --               --
Interest expense ..............................................       (6,876)         (32,049)         (19,933)
                                                                   ---------        ---------        ---------
      Loss before income tax benefit ..........................      (23,953)        (128,092)         (97,753)
Income tax benefit ............................................           --          (44,868)         (32,204)
                                                                   ---------        ---------        ---------
      (Loss) from continuing operations before
         extraordinary item ...................................      (23,953)         (83,224)         (65,549)
Income (loss) from discontinued operations, net of tax ........        9,877          (75,549)         123,464
(Loss) on disposal of discontinued operations, net of tax .....     (374,122)         (30,838)              --
Extraordinary item - gain on repurchase of financing
   arrangements ...............................................          598               --               --
                                                                   ---------        ---------        ---------
      Net (loss) income .......................................    $(387,600)       $(189,611)       $  57,915
                                                                   =========        =========        =========
   (Loss) per share from continuing operations before
      extraordinary item - basic and assuming dilution ........    $   (0.38)       $   (1.32)       $   (1.06)
                                                                   =========        =========        =========
   (Loss) per share from continuing operations - basic
      and assuming dilution ...................................    $   (0.37)       $   (1.32)       $   (1.06)
                                                                   =========        =========        =========
   Net (loss) income per share- basic and assuming dilution ...    $   (6.12)       $   (3.02)       $    0.94
                                                                   =========        =========        =========
   Weighted average number of shares outstanding - basic
      and assuming dilution ...................................       63,326           62,837           61,742
                                                                   =========        =========        =========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           NAHC, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                             COMMON                              RETAINED
                                                        SHARES ISSUED        STOCK                ADDITIONAL     EARNINGS
                                                        -------------      ($.01 PAR    TREASURY   PAID-IN     (ACCUMULATED
                                                    COMMON     TREASURY      VALUE)      STOCK     CAPITAL       DEFICIT)
Balance at June 30, 1997........................     66,630      (5,590)   $     666   $ (44,915) $  259,915   $  292,340
Issued in connection with employee benefit plans      1,305          59           13         465       9,674           --
Issued in connection with acquisitions..........         --         130           --       1,032       3,568           --
Net income......................................         --          --           --          --          --       57,915
                                                  ---------    --------     --------    --------   ---------    ---------
Balance at June 30, 1998........................     67,935      (5,401)         679     (43,418)    273,157      350,255
Issued in connection with employee benefit plans        583          93            7         744       1,249           --
Issued in connection with acquisitions..........         43          --           --          --         197           --
Net income......................................         --          --           --          --          --     (189,611)
                                                  ---------    --------     --------    --------   ---------   ----------
Balance at June 30, 1999........................     68,561      (5,308)         686     (42,674)    274,603      160,644
Issued in connection with employee benefit plans        111          --            1          --          43           --
Net (loss)......................................        --           --           --          --          --     (387,600)
                                                  ---------    --------     --------    --------   ---------    ----------
Balance at June 30, 2000........................     68,672      (5,308)    $    687    $(42,674)  $ 274,646    $(226,956)
                                                  =========    =========    ========    =========  =========    ==========



          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           NAHC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               FOR THE YEARS ENDED JUNE 30,
                                                                               ----------------------------
                                                                          2000              1999            1998
                                                                          ----              ----            ----
CASH FLOW FROM OPERATING ACTIVITIES:
   Net (loss) income ...............................................    $(387,600)       $(189,611)       $  57,915
   Adjustments to reconcile net (loss) income to net cash flows from operating activities of continuing operations:
      (Income) loss from discontinued operations, net of tax .......       (9,877)          75,549         (123,464)
      Loss on disposal of discontinued operations, net of tax ......      374,122           30,838               --
      Extraordinary item - gain on repurchase of financing
        arrangements ...............................................         (598)              --               --
      (Credit) provision for restructure ...........................       (1,987)          12,260               --
      Gain on sale of property and equipment .......................       (1,528)              --               --
      Depreciation and amortization ................................        1,336            7,335            9,995
      Deferred income taxes ........................................           --               --           10,205
      Changes in assets and liabilities, net of effects from
          acquisitions and dispositions:
          Other current assets, principally miscellaneous
          receivables ..............................................       (6,673)            (602)          (2,290)
        Accounts payable and accrued expenses ......................      (16,623)          21,075           (4,009)
        Current income taxes .......................................       26,962          (26,503)             396
        Escrow receivable ..........................................       (4,506)              --               --
        Other, net .................................................       (4,375)          (6,079)          (1,162)
                                                                        ---------        ---------        ---------
      Net cash flows (used in) continuing operations ...............      (31,347)         (75,738)         (52,414)
      Net cash flows provided by discontinued operations ...........        8,034           45,763          121,592
                                                                        ---------        ---------        ---------
        Net cash flows provided by (used in) operating activities ..      (23,313)         (29,975)          69,178
                                                                        ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Continuing operations:
      Proceeds from sale of property and equipment .................        4,934               --               --
      Proceeds from sale of investments ............................           --           17,001               --
      Deposits of restricted cash ..................................      (17,002)
   Discontinued operations:
      Net proceeds from sales of businesses ........................      564,811               --               --
      Payments for businesses acquired, net of cash acquired .......       (5,007)         (61,053)        (180,558)
      Additions to property and equipment ..........................       (5,249)         (33,144)         (31,115)
   Other, net ......................................................           --            2,849           (2,301)
                                                                        ---------        ---------        ---------
      Net cash flows provided by (used in) investing activities ....      542,487          (74,347)        (213,974)
                                                                        ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Continuing operations:
      Proceeds from debt and credit arrangements ...................           --          429,525          470,640
      Payment of debt and credit arrangements ......................     (522,281)        (307,790)        (354,951)
      Proceeds from common stock issued ............................           44            2,000            7,757
   Discontinued operations:
      Proceeds from debit and credit arrangements ..................        1,654               --               --
      Payment of debt and credit arrangements ......................       (5,693)         (29,233)         (18,348)
      Proceeds from common stock issued ............................           --               --           45,709
                                                                        ---------        ---------        ---------
   Net cash flows provided by (used in) financing activities .......     (526,276)          94,502          150,807
                                                                        ---------        ---------        ---------
Net (decrease) increase in cash and cash equivalents ...............       (7,102)          (9,820)           6,011
Cash and cash equivalents, beginning of year .......................       17,110           26,930           20,919
                                                                        ---------        ---------        ---------
Cash and cash equivalents, end of year .............................    $  10,008        $  17,110        $  26,930
                                                                        =========        =========        =========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           NAHC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations: NAHC, Inc., formerly NovaCare, Inc. ("NAHC" or the "Company"), previously operated in three business segments: long-term care services, outpatient services and employee services. Long-term care services ("LTCS") consisted of providing rehabilitation and healthcare consulting services on a contract basis to health care institutions, primarily long-term care facilities. This segment was disposed of on June 1, 1999. Outpatient services consisted of providing orthotic and prosthetic ("O&P") and physical rehabilitation and occupational health ("PROH") rehabilitation services through a national network of patient care centers. The O&P and PROH businesses were sold on July 1, 1999 and November 19, 1999, respectively. Employee services were comprehensive, fully integrated outsourcing solutions to human resource issues, including payroll management, workers' compensation, risk management, benefits administration, unemployment services and human resource consulting services, and are generally provided to small and medium-sized businesses. This segment was disposed of on October 19, 1999.

      The Company has disposed of all of its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its assets, general administrative matters and the preparation for potential liquidation or investment. Accordingly, the accompanying consolidated financial statements reflect all the Company's assets and liabilities, results of operations and cash flows as discontinued operations, except for its remaining general and administrative activities which are treated as continuing operations.

      Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company, and prior to their disposition, its majority-owned subsidiaries and companies effectively controlled through management agreements under the nominee structure. Under the terms of these agreements, the Company has absolute authority to change the nominee for an insignificant amount of consideration, as long as the nominee is duly certified in the state to which the management agreement pertains. Investments in 20% to 50% of the voting interest of affiliates are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. The Company recognizes a minority interest in its Consolidated Balance Sheets and Consolidated Statements of Operations for the portion of majority-owned subsidiaries attributable to its minority owners.

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

      Reclassification: The Company has reclassified certain accounts in fiscal year 1999 and 1998 to conform with the fiscal year 2000 continuing operations and discontinued operations presentation.

      Cash and Cash Equivalents: The Company considers its holdings of highly liquid debt and money-market instruments to be cash equivalents if the securities mature within 90 days from the date of acquisition. These investments are carried at cost, which approximates fair value. The Company maintains cash balances with banks in excess of FDIC insured limits.

      Restricted cash balances consist of the following at June 30, 2000:

         Escrow cash in support of PROH Subscriber Agreement............................     $     11,570
         Cash balance in support of self-insured workers compensation liabilities.......            4,682
         Other..........................................................................              750
                                                                                             ------------
                                                                                             $     17,002
                                                                                             ============

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

      Property and Equipment: Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which principally range from three to seven years for property and equipment and 30 to 40 years for buildings. Assets under capital leases and leasehold improvements are amortized over the lesser of the lease term or the assets estimated useful life. Property and equipment also include external and incremental internal costs incurred to develop major business systems. Capitalized software costs are amortized on a straight-line basis over three to five years. The cost of assets retired, sold or otherwise disposed of and the applicable accumulated depreciation are removed from the accounts, and the resultant gain or loss, if any, is reflected in the Consolidated Statements of Operations.

    Net Liabilities Remaining from Discontinued Operations: At June 30, 2000, the net liabilities remaining from discontinued operations primarily consist of trade accounts receivable, which reverted back to the Company on November 11, 1999, pursuant to the agreement of sale of the Company's former long-term care services segment to Chance Murphy, Inc., Medicare indemnification receivables, and liabilities related to all of the Company's disposed operating segments which arose prior to or as a result of the disposition transactions.

      Income Taxes: The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

      Net (Loss) Income Per Share: Basic net (loss) income per share ("EPS") is calculated using the weighted average number of common shares outstanding during each period. Net (loss) income per share - assuming dilution, if diluted, is calculated using basic EPS adjusted for the effects of stock options, contingently issuable shares under certain acquisition agreements and convertible subordinated debentures.

      Comprehensive Income: The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components of net income and other comprehensive income in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. For fiscal years 2000, 1999 and 1998 the Company's comprehensive income consists of only net income.

2. RISKS AND UNCERTAINTIES AFFECTING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

      The Company has disposed of all its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its assets, general administrative matters and the preparation for potential liquidation or investment. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The environment confronting the Company raises substantial doubt about the Company's ability to continue as a going concern. The principal conditions giving rise to that uncertainty include the following:

      Financial Restructuring:

      Pursuant to a Plan of Restructuring (the "Plan") adopted by the Company's stockholders at a Special Meeting of Stockholders held on September 21, 1999, the Board of Directors has the authority to commence a liquidation of the Company if suitable reinvestment opportunities are not identified by the Company by December 31, 2000 (the "Liquidation Date"). The Plan also affords the Board the discretion to adjust the Liquidation Date to a date earlier or later than December 31, 2000 if it determines such action to be appropriate. At a meeting held on September 27, 2000, the Board extended the Liquidation Date to June 30, 2001. In evaluating whether to reinvest the Company's remaining assets or to liquidate the Company, a critical factor for the Board to consider is the value of the Company's remaining assets after satisfaction of all actual and contingent liabilities. Because the vast majority of the Company's remaining assets consists of delinquent or disputed accounts receivable that are in litigation proceedings and the Company's remaining liabilities include contingent liabilities that may arise from pending legal actions against the Company or for which the Company is responsible, the Company is unable to determine the value of net assets, if any, that may be available for a potential

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

reinvestment until these legal proceedings are settled or concluded. During the period prior to the Liquidation Date, the Company will continue its efforts to realize its remaining assets and to resolve its outstanding contingent liabilities.

      There are a number of significant risks associated with the Company's implementation of the Plan. Because the Company's assets consist primarily of delinquent or disputed accounts receivable that are in litigation and the Company's liabilities consist of certain fixed liabilities and many contingent liabilities that depend upon the outcome of legal actions against the Company, the Company's estimate of possible net assets available for distribution or investment is extremely uncertain. Furthermore, due to the uncertainty of the amount and timing with regard to cash flows, there can be no assurance that the Company will have sufficient cash flow to satisfy obligations when they become due. Under those circumstances, the Company may seek short-term financing, attempt to negotiate lower settlement amounts with regard to its obligations or seek protection under the bankruptcy laws. Furthermore, even if the Company has sufficient net assets to pursue a business acquisition or combination in accordance with the Plan, there can be no assurance that the Company will be able to identify an opportunity on commercially acceptable terms or that the Company could successfully operate any business that may ultimately be acquired. In the event that the Company is unable to achieve a business combination or the Board of Directors decides to liquidate the Company, all of the possible income tax benefit of the Company's net operating loss carryforwards will be lost.

      The Amount Of Net Assets, If Any, Available For Investment Or Distribution In Liquidation Are Extremely Uncertain.

      Since the Company first made estimates of its liquidation value in its proxy statement dated August 13, 1999, management has from time to time materially lowered those estimates, and there can be no assurance that such estimates, including those estimates contained in this report on Form 10-K, will not be materially lowered in the future. The range of the estimate per share of Common Stock reflects the inherent uncertainty of the Company's liquidation value. This uncertainty is due, in general, to the nature of the Company's assets and its contingent liabilities. The vast majority of the Company's assets consist of delinquent or disputed accounts receivable which the Company is attempting to collect through litigation. Counterclaims have been filed against the Company in many of these actions. The results of these collection actions are inherently uncertain.

      The Outcome Of Claims, Suits And Complaints Could Have An Adverse Effect On The Company's Business, Financial Condition, Results Of Operations And Liquidity

      As discussed in Note 13, the Company is party to a number of claims, suits and complaints which have arisen in the ordinary course of business and in the course of selling its operating businesses. Furthermore, the Company is a defendant in multiple litigation matters. Collectively, the damages sought to be recovered from the Company in the more significant of these matters are in the hundreds of millions of dollars. The outcome of these matters is not possible to predict. If the Company suffers an adverse ruling or judgment in any of these cases, the Company will be forced to seek bankruptcy law protection.

      The Company May Be Forced To Seek Protection Under Bankruptcy Laws.

      If the Company's liabilities exceed its assets or the Company is unable to pay its liabilities as they become due, the Company will be forced to seek protection under bankruptcy laws. The Company would most likely be liquidated under this circumstance, with the shareholders of the Company receiving no proceeds in such liquidation.

      Cash Flows May Be Inadequate To Carry Out The Affairs Of The Company In The Normal Course

      During each of the last two fiscal years the Company has used cash in continuing operations and in all operating activities. The Company's cash position will vary based on the timing of cash flows. Cash inflows, primarily consist of collections of LTCS related receivables and the release of restricted cash and the remaining escrowed funds. Cash outflows are principally related to legal proceedings and claims in conjunction with the sale of the Company's operating businesses and general and administrative expenses. Due to the uncertainty of the amount and timing with regard to cash flows, there can be no assurance that the Company will have sufficient cash flow in the future to satisfy obligations when they become due. Under those circumstances, the Company may seek short-term financing, negotiate lower settlement amounts with regard to its obligations or seek protection under the bankruptcy laws.

      Extension Of Liquidation Date May Increase Expenses And Further Reduce Liquidation Value.

      The Plan of Restructuring approved by the Company's stockholders gave the Board of Directors discretion to extend the Company's search for possible acquisition candidates or other investment opportunities, and thus delay the Liquidation Date from December 31, 2000. The Board has chosen to exercise this discretion, and it is now expected that the Company's liquidation will

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

not occur, if at all, until at least June 30, 2001. The decision to extend the Liquidation Date could result in the further depletion of proceeds available to stockholders should the Board later decide to proceed with the liquidation of the Company.

       The Company Is Losing Money And May Not Ever Be Profitable.

      The Company incurred substantial net losses in each of the previous two fiscal years. In addition, the Company currently has no operations and thus there can be no assurance that it will ever be profitable. The Company's ability to become profitable depends on (1) there being sufficient net assets to invest and (2) management's ability to find a suitable business opportunity in which to invest. There can be no assurance that there will be any, or sufficient, assets to invest or that management will identify such an investment opportunity, or if identified, that the Company will be able to reach an agreement and complete such an investment. Furthermore, there can be no assurance that any investment made by the Company will be profitable.

      The Current Management Team Has Only Limited Knowledge Of The Company's Operating History.

      The financial constraints under which the Company is operating have made it difficult to retain management personnel, virtually all of which have been replaced during the past year. This high rate of management turnover, and the resultant loss of institutional knowledge, makes it more difficult to both defend claims being made against the Company and assert claims on its behalf.

      The Company May Not Be Able To Find Or Successfully Operate A Business Acquisition.

      The Company contemplates seeking potential business opportunities if there are sufficient assets. In doing so, the Company does not propose to restrict its search to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The selection of a business opportunity in which to participate is complex and risky. There can be no assurance that the Company will be able to identify any business opportunity, which will ultimately prove to be beneficial to the Company and its shareholders. Additionally, as the Company has only limited financial resources, it may be difficult to identify opportunities on commercially acceptable terms. Furthermore, there can be no assurance that the Company could successfully operate any business that may ultimately be acquired, or that any investment will be profitable.

3. DISCONTINUED OPERATIONS

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

      In late fiscal 1998, the Company recorded a provision for restructure of $23,500 to recognize the costs of converting to the aforementioned revised operating model. This provision was recorded based on the anticipated impact of the changes in the Medicare reimbursement system mandated by the Balanced Budget Act of 1997 (the "BBA"). The provision related principally to severance costs associated with personnel changes required by the Company's revised operating model and anticipated the severance of approximately 2,975 employees. During fiscal 1999, it became apparent that a portion of this fiscal 1998 charge would not be required. A significant portion of the employee base covered by the restructure reserve voluntarily resigned to seek new employment or obtained employment with customers when these customer facilities converted to in-house therapy programs. Ultimately, 1,441 employees were terminated related to this provision and $13,300 was reversed.

      In fiscal 1999, the Company recorded an additional provision for restructure of $111,947 related to its decision to completely exit certain long-term care markets, principally in the Western United States, where it was determined that low customer and therapist

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

concentration would preclude a return to profitability. These markets included California, Colorado, Texas and the Northwest. The Company determined that it would be unable to recover its investment in long-lived assets in this portion of its long-term care operating segment and, accordingly, wrote down all of its investment in these assets and recognized the cost, consisting principally of employee severance costs, of exiting the selected markets. The exit plan called for the termination of approximately 1,300 employees, of which 1,200 were direct care providers in the geographic regions exited and the remainder were general and administrative personnel. All of the affected employees have been terminated.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

      The provisions for restructure for the long-term care services segment consisted of the following:

                                                                      YEARS ENDED JUNE 30,
                                                                      --------------------
                                                               2000           1999           1998
                                                               ----           ----           ----
Write-down of excess cost of net assets acquired, net ....  $     --        $ 73,716        $     --
Write-down of property and equipment .....................        --          20,748             360
Employee severance and other .............................       728          17,483          23,140
Reversal of prior year provision .........................       (58)        (13,300)             --
                                                            --------        --------        --------
Total ....................................................  $    670        $ 98,647        $ 23,500
                                                            ========        ========        ========

      A summary of the activity related to the provisions for restructure for the long-term care services operating segment is as follows:

                                                                      YEARS ENDED JUNE 30,
                                                                      --------------------
                                                               2000           1999           1998
                                                               ----           ----           ----
Beginning balance ....................................... $   3,206        $  22,348        $      --
Provision for restructure ...............................       728          111,947           23,500
Reversal of prior year provision for restructure ........       (58)         (13,300)              --
Less non-cash portion, principally asset write-offs .....        --          (94,464)            (360)
Payments and other reductions ...........................    (2,877)         (23,325)            (792)
                                                          ---------        ---------        ---------
Ending balance .......................................... $     999        $   3,206        $  22,348
                                                          =========        =========        =========

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

      Despite these actions, the Company determined that its remaining operations were unlikely to achieve a sufficient level of profitability to justify continued operations. Accordingly, the Company sold its remaining long-term care operations to Chance Murphy, Inc. ("Chance Murphy") as of June 1, 1999 for a nominal amount and issued a working capital guarantee of $30,000 to the buyer.

      A provision for loss on discontinued operations was recorded in fiscal 1999 based on management's best estimates of the amounts expected to be realized on the sale of the long-term care services operations. While management's estimates were based on an analysis of the sale transaction, the amounts the Company will ultimately realize could differ materially from the amounts assumed in computing the loss anticipated on the final disposal of the discontinued operations. In connection with the sale of the long-term care services segment in fiscal 1999, the Company recognized a pretax loss of $36,676 ($30,838 after-tax) which included the $30,000 working capital guarantee and the write down of certain property and equipment and other assets.

      Included in the net assets of discontinued operations below are accounts receivable of the long-term care services Western operations, which were closed in fiscal 1999, and accounts receivable related to the operations sold in fiscal 1999 to Chance Murphy. Pursuant to the agreement, the Company provided a working capital guarantee of $30,000 and Chance Murphy agreed to pay to the Company the amount, if any, of working capital as of June 1, 1999 in excess of $30,000 or, as applicable, to transfer to the Company any remaining accounts receivable relating to periods prior to June 1, 1999 once the working capital guarantee has been satisfied. On November 11, 1999, the Company was released from the commitment under the guarantee and the remaining accounts receivable amounting to $18,700 (as of November 11, 1999) reverted back to the Company.

      In conjunction with the November 11, 1999 release, the Company and Chance Murphy established an escrow account in support of indemnifications made by the Company relating to cost report settlements with Medicare, Medicaid and other third party payers for the Company's services provided prior to selling the business to Chance Murphy. The escrow account was funded by Chance Murphy, up to a maximum of $3,000, from cash collections of receivables due directly from these payers. Pursuant to the agreement, the funds will remain in escrow until such time that the Company and Chance Murphy determine that all indemnification obligations and any related third party claims have been resolved. Prior to June 30, 2000, the Company and Chance Murphy agreed to reduce the amount held in escrow to $1,750. As a result, $1,250 was released to the Company. The escrow agreement expires 30 days after the end of the period for which the filed cost reports may be subject to audit. At that time, or prior to that time, at the mutual agreement of Chance Murphy and the Company, any funds in excess of outstanding claims will be released to the Company. At June 30, 2000, the Company had $1,480 in escrow, net of reserves, which amount is included in other assets within the net liabilities remaining from discontinued operations. The Company also has approximately $1,089 of accounts receivable due from third party payers and Chance Murphy. These amounts are viewed as contingent assets and are not included in the accompanying balance sheet as the cost reports for which they relate have not been finally settled and are subject to review and adjustment.

      In fiscal 2000, as a result of the overall continued deterioration of the financial condition of providers of long-term care services as a consequence of the BBA, the Company recorded an additional loss on the disposal of its long-term care services operating segment of $30,944. This loss primarily relates to a provision for uncollectible accounts for certain remaining accounts receivable, including amounts due to the Company for its indemnification of customers for disallowed Medicare charges and trade accounts receivable.

      In fiscal 2000, a lawsuit was filed against the Company seeking payment of approximately $12,600 with respect to Medicare cost report settlements related to its medical rehabilitation hospital division, which was sold in fiscal 1995 (see Note 13). The Company recorded an additional provision for this matter and has included such amount in the loss on the disposal of the long-term care services segment. In connection with the sale of the medical rehabilitation hospital division, the purchaser has asserted claims under indemnifications made by the Company in connection with the sale.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

      On July 1, 1999, the Company sold its O&P business to Hanger Orthopedic Group, Inc. ("Hanger") for $445,000. Of the purchase price, the Company placed $15,000 in escrow in conjunction with a guarantee of a minimum $93,982 of working capital, as defined in the purchase and sale agreement. In connection with the working capital guarantee, Hanger presented the Company in November 1999 with a calculation of working capital that indicated an adjustment of approximately $29,000. In April 2000, Hanger revised the calculations of the working capital adjustment to approximately $33,000. The Company presented to Hanger its objections to Hanger's working capital calculations, with which Hanger disagreed. In accordance with the O&P purchase and sale agreement, an independent arbiter was engaged by both parties to resolve the matter by binding arbitration. On May 22, 2000, the Company received notification from the independent arbiter which determined the working capital adjustment to be $25,104. Of this amount, the $15,000 escrow was paid to Hanger in June 2000 and cash in the amount of $6,000 was paid to Hanger on July 3, 2000. In satisfaction for the remaining working capital obligation, the Company issued a promissory note for $3,700 payable in six equal monthly installments through December 2000 plus 7% interest. The promissory note is collateralized by certain notes receivable pertaining to the Company's former long-term care services segment.

       The gain on the sale of O&P consists of the following:

Cash received.......................................  $ 392,695
Debt assumed by the buyer...........................     37,305
Less: transaction costs and related liabilities.....    (25,810)
                                                      ---------
Net transaction amount..............................    404,190
Book basis of net assets of O&P.....................   (362,905)
                                                      ---------
Gain on sale of O&P.................................  $  41,285
                                                      =========

      The gain on the sale of O&P is included in net loss on disposal of discontinued operations. For income tax purposes, any tax liability resulting from this transaction will be offset by net operating loss carryforwards and the losses on the sales of NCES and PROH.

      On October 19, 1999, the Company completed the sale of its interest in NCES at the tender offer price of $2.50 per share. In connection with the tender offer, the Company placed approximately $13,400 in escrow related to its four-year agreement with NCES to provide employee services to PROH (the "PROH Subscriber Agreement") of which $11,570 remains in escrow at June 30, 2000 and is included as restricted cash in the accompanying consolidated balance sheet at June 30, 2000. On July 13, 2000, the Company reached agreement with the purchasers of NCES to mutually release the remaining escrow to satisfy the $10,600 obligation under the PROH Subscriber Agreement as of June 30, 2000, on a discounted basis for $9,375 and substantially all other obligations of the Company to the purchasers of NCES as specified in the NCES purchase and sale agreement. Accordingly, of the $11,288 escrow as of that date, $9,428 was released to the purchasers of NCES and $1,860 to the Company.

      The loss on disposal of NCES consists of the following:

Cash received.......................................  $ 48,500
Less: transaction costs and related liabilities.....    (5,301)
                                                      --------
Net transaction amount..............................    43,199
Book basis of net assets of NCES....................   (47,791)
                                                      --------
Loss on disposal of NCES............................  $ (4,592)
                                                      ========

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

      The loss on disposal of NCES is included in the net loss on disposal of discontinued operations.

      In fiscal 1999, as a result of the Company's decision to exit the long-term care services operating segment and sell the O&P business included in its outpatient services segment, the services the Company required of its employee services segment were substantially reduced. The Company's employee services segment recorded a provision for restructure of $910, consisting principally of employee severance costs for 49 employees working at its corporate headquarters and lease mitigation costs, to reflect the impact of this decision. As of October 19, 1999, the date of the NCES sale, all affected employees related to this charge were terminated.

      A summary of the activity related to the provision for restructure is as follows:

                                        YEARS ENDED JUNE 30,
                                        --------------------
                                         2000         1999
                                         ----         ----

Beginning balance.....................  $ 910        $  --
Provision for restructure.............     --          910
Payments and other reductions.........   (910)          --
                                        -----        -----
Accrued provision for restructure.....  $  --        $ 910
                                        =====        =====

      In fiscal 2000, 1999 and 1998, the Company recorded pretax gains of $0, $1,506 and $38,805 ($0, $1,506 and $22,895 after-tax, respectively), representing the difference between the Company's historical cost of its investment in NCES and its portion of NCES equity.

      On November 19, 1999, the Company completed the sale of PROH to Select Medical Corporation ("Select"). The purchase and sale agreement required Select to pay a purchase price of $200,000, of which the proceeds were reduced by the amount of PROH debt assumed by Select and $36,800 was placed in escrow for two years related to certain representations made by the Company, including minimum working capital of $84,856, collectibility of $98,715 in accounts receivable, net of reserves, and certain contingent earnout payments and litigation matters. The Company's maximum liability with respect to these representations, excluding the litigation matters, was limited to the amount placed in escrow. In fiscal 2000, the amount due under the working capital representation was finalized with Select, and the Company and Select agreed to release $966 from escrow. At June 30, 2000, the Company has established a reserve of $32,459, against the escrow account related to the Company's settlement with Select as of July 6, 2000. Such escrow reserve primarily relates to the accounts receivable, as described below, and contingent earnout representations. Transaction costs include a $12,800 liability primarily related to the PROH Subscriber Agreement as well as $5,000 related to severance costs to be paid by the Company as a result of terminations following closing. At June 30, 2000, approximately $9,375 and $1,350, respectively, remain outstanding on these liabilities. Of the PROH Subscriber Agreement liability, the entire amount is included in current liabilities in the accompanying condensed consolidated balance sheet based on final settlement amongst the Company and the purchasers of NCES as described above. The loss on disposal of PROH consists of the following:

Cash received......................................   $ 123,616
Amount placed in escrow............................      36,800
Debt assumed by the buyer..........................      39,584
Less: transaction costs and related liabilities....     (24,751)
                                                      ---------
Net transaction amount.............................     175,249
Book basis of net assets of PROH...................    (522,661)
                                                      ---------
Loss on disposal of PROH before escrow reserve.....    (347,412)
Escrow reserve.....................................     (32,459)
                                                      ---------
Loss on disposal of PROH...........................   $(379,871)
                                                      =========

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

      On July 6, 2000, the Company entered into a settlement agreement with regard to the accounts receivable shortfall, contingent earnout obligations and certain other differences and disagreements between the Company and Select as they relate to the PROH purchase and sale agreement and related escrow. As a result of the settlement, the remaining funds in escrow accounts, including interest, were disbursed to the parties with $4,506 being returned to the Company. In addition, the Company agreed to reimburse Select up to $1,750 for Medicare liabilities, if any, that relate to periods prior to the PROH sale. As of June 30, 2000, the Company has accrued $414 pertaining to such Medicare liabilities. The Company also agreed to reimburse Select $1,350 for severance costs related to former PROH employees. The Company collateralized certain future payments to Select with the Company's accounts receivable which pertain primarily to the Company's former long-term care services business. Certain other representations, warranties and indemnifications in the PROH purchase and sale agreement continue in force, which may result in additional financial obligations for the Company.

      The loss on disposal of PROH is included in the net loss on disposal of discontinued operations and includes estimates of reserves and certain liabilities which may require adjustment.

      During fiscal 1999, the Company recorded a provision for restructure of $30,225 in connection with its decision to exit certain non-strategic markets served by its PROH business within its outpatient services segment. The markets consisted of 40 PROH clinics. This decision resulted in a write-down of the value of the related assets to estimated net realizable value. The provision for restructure consisted principally of the write-down of excess cost of net assets acquired in the amount of $28,300. The clinics to be disposed of had annualized net revenues of approximately $16,600 and annualized operating profit of approximately $200. On November 19, 1999, the PROH business was sold.

      A summary of the activity related to the Outpatient Services segment provision for restructure is as follows:

                                                              YEARS ENDED JUNE 30,
                                                              --------------------
                                                              2000            1999
                                                              ----            ----
Beginning balance........................................   $  1,050              --
Provision for restructure................................         --          30,225
Less non-cash write-down of excess cost of net assets....         --         (28,300)
Less non-cash write down of property and equipment.......         --              --
Payments and other reductions............................     (1,050)           (875)
                                                            --------        --------
Accrued provision for restructure........................   $     --        $  1,050
                                                            ========        ========

         The $374,122 loss on disposal of discontinued operations, net of tax, reflects a loss on the sale of PROH ($379,871) and NCES ($4,592) and adjustments related to changes in estimates of long-term care services discontinued operations stemming from deteriorating industry conditions ($30,944), offset partially by the gain on the sale of O&P ($41,285). The Company did not record any tax benefit related to the loss on disposal due to the uncertainty of future realization.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

      Results of operations for all of the Company's discontinued operations (consisting of the outpatient services, employee services and long-term care services operating segments) were as follows for fiscal 2000, 1999 and 1998. In fiscal 2000, there were no operations for O&P or long-term care services. The Company has not included any results of operations for NCES after September 30, 1999 due to the immaterial effect of such results from that date to October 19, 1999, the date of sale. The Company has not included any results of operations for PROH after November 19, 1999, the date of the PROH sale.

                                                      YEARS ENDED JUNE 30,
                                        ------------------------------------------------
                                            2000             1999               1998
                                            ----             ----               ----
Net revenues.........................   $   388,786       $ 1,829,045        $ 1,671,925
Income (loss) before income taxes....         5,507           (61,490)           197,299
Income tax benefit (provision).......         4,370           (14,059)           (73,835)
                                        -----------       -----------        -----------
Net income (loss)....................   $     9,877       $   (75,549)       $   123,464
                                        ===========       ===========        ===========

      The income tax benefit for the year ended June 30, 2000 results from a reversal of accrued income tax liabilities in conjunction with the sales of the Company's operating businesses, net of state income taxes provided.

      Net (liabilities remaining from) assets of discontinued operations consist of the following:

                                                                                AS OF JUNE 30,
                                                                                --------------
                                                                            2000             1999
                                                                            ----             ----
Cash and cash equivalents..............................................  $      --        $   6,167
Accounts receivable, net...............................................      6,441          249,769
Inventories............................................................         --           44,651
Property and equipment, net............................................         --           56,530
Excess cost of net assets acquired, net................................         --          729,947
Investment in joint ventures...........................................         --           15,120
Medicare indemnification receivables, net..............................      8,629           21,906
Other assets, principally notes and escrow receivables.................      5,297           22,037
Accounts payable.......................................................         --          (21,993)
Accrued liabilities....................................................    (30,433)         (93,063)
Note payable to Hanger due December 2000...............................     (3,700)              --
Working capital guarantee, long-term care services.....................         --          (28,800)
Financing arrangements.................................................         --          (82,678)
Minority interests.....................................................         --          (28,425)
Other liabilities......................................................     (1,420)          (5,031)
                                                                         ---------        ---------
Net (liabilities remaining from) assets of discontinued operations.....    (15,186)         886,137
Less: current portion..................................................     15,186         (863,937)
                                                                         ---------        ---------
Net assets of discontinued operations - non-current portion............  $      --        $  22,200
                                                                         =========        =========

      At June 30, 2000, the accounts receivable and the Medicare indemnification receivables are net of reserves amounting to $22,489 and $13,380, respectively. The Company is attempting to collect these receivables through litigation, other legal proceedings or through settlements. It is at least reasonably possible that established reserves may need to be adjusted based on the resolution of one or more future events for which the eventual outcome is uncertain at this time.

      Approximately 55% of the $6,441 of accounts receivable is due from five customers. The Company does not have any collateral with respect to the outstanding accounts receivable and the Medicare indemnification receivables.

      Approximately $2,689 of the long-term care services accounts receivable, net of reserves of $764 at June 30, 2000, have been converted into notes receivable and are included in other assets above. These notes are expected to be repaid over the next two years and provide collateral for the Company's $3,700 promissory note to Hanger. The Company's accounts receivable provide collateral with respect to the Company's obligations to Select.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

      At June 30, 2000, accrued liabilities include a portion of the Company's working capital liability owed to Hanger ($6,000) which was paid on July 5, 2000, accrued medical malpractice liabilities, accrued legal expenses and liabilities representing the Company's estimate to settle certain outstanding commitments and contingencies and other liabilities relating to certain representations and indemnifications made by the Company as part of the disposition transactions.

      Net (liabilities remaining from) assets of discontinued operations by operating segment consist of the following:

                                    AS OF JUNE 30,
                                    --------------
                                 2000             1999
                                 ----             ----
Long-term care services.....  $   6,480        $  42,088
Employee services...........     (1,780)          47,904
Outpatient services.........     (19,886)         796,145
                              ---------        ---------
                              $ (15,186)       $ 886,137
                              =========        =========

4. NET (LOSS) INCOME PER SHARE

      The following table sets forth the computation and reconciliation of net
(loss) income per share-basic and net (loss) income per share-assuming dilution:

                                                                                  YEARS ENDED JUNE 30,
                                                                     --------------------------------------------
                                                                        2000             1999             1998
                                                                        ----             ----             ----
(Loss) from continuing operations before extraordinary item,
   net of tax....................................................    $ (23,953)       $ (83,224)       $ (65,549)
Income (loss) from discontinued operations, net of tax...........        9,877          (75,549)         123,464

(Loss) on disposal of discontinued operations, net of tax........     (374,122)         (30,838)              --
Extraordinary item...............................................          598               --               --
                                                                     ---------        ---------        ---------
   Net (loss) income.............................................    $(387,600)       $(189,611)       $  57,915
                                                                     =========        =========        =========

Weighted average shares outstanding:
      Weighted average shares outstanding - basic and assuming
        dilution.................................................       63,326           62,837           61,742
                                                                     =========        =========        =========

(Loss) per share from continuing operations before
   extraordinary item - basic and assuming dilution..............    $   (0.38)       $   (1.33)       $   (1.06)
Income (loss) per share from discontinued operations - basic
   and assuming dilution.........................................         0.16            (1.20)            2.00
(Loss) per share on disposal of discontinued operations,
   net of tax - basic and assuming dilution......................        (5.91)           (0.49)              --
Extraordinary item per share - basic and assuming dilution.......         0.01               --               --
                                                                     ---------        ---------        ---------
Net (loss) income per share - basic and assuming dilution........    $   (6.12)       $   (3.02)       $    0.94
                                                                     =========        =========        =========

      The Company did not include convertible subordinated debentures, equivalent to 6,567 shares of common stock, options to purchase 6,042, 2,432 or 83 shares in fiscal 2000, 1999 or 1998, respectively, or contingently issuable shares of 41 in fiscal 1998, because their effects are antidilutive. There were no transactions that occurred subsequent to June 30, 2000 that would have materially changed the number of shares used in computing any of the per share amounts presented.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

5. PROVISION FOR RESTRUCTURE

      In the fourth quarter of fiscal 1999, the Company recorded a provision for restructure of $12,260 related to a program to reduce its selling, general and administrative costs incurred at its corporate headquarters. The program involved the termination of 74 employees of which all affected employees have been terminated as of June 30, 2000. This provision consisted of the following:

      Employee severance and related costs................  $ 3,060
      Lease and technology agreement termination costs....    8,515
      Write-down of property and equipment................      685
                                                             -------
      Total...............................................  $12,260
                                                             =======

      In fiscal 2000, the Company reversed $1,987 of this provision based on the current costs expected to complete this program. The reversal is the net amount of additional severance and related costs of $2,400 and reduction of lease and technology agreement mitigation of $4,387.

      Activity in the accrued liability for this provision consisted of the following:

                                                                  YEARS ENDED JUNE 30,
                                                                  --------------------
                                                                  2000            1999
                                                                  ----            ----
      Beginning balance......................................   $ 11,575        $     --
      Provision for restructure..............................         --          12,260
      Less: non-cash write-down of property and equipment....         --            (685)
      Reversal of provision..................................     (1,987)             --
      Payments and other reductions..........................     (9,507)             --
                                                                --------        --------
      Balance................................................   $     81        $ 11,575
                                                                ========        ========

6. FINANCING ARRANGEMENTS

      Financing arrangements consisted of the following:

                                                                             AS OF JUNE 30,
                                                                             --------------
                                                                           2000           1999
                                                                           ----           ----
      Revolving credit facility.......................................   $     --       $347,000
      Convertible subordinated debentures (5.5%), due January 2000....         --        175,000
      Other...........................................................         --            879
                                                                         --------       --------
                                                                               --        522,879
      Less: current portion ..........................................         --        522,543
                                                                         --------       --------
                                                                         $     --       $    336
                                                                         ========       ========

      The Company had a revolving credit facility with a syndicate of lenders. The facility was collateralized by substantially all the common stock of the Company's subsidiaries. Amounts outstanding under the facility at June 30, 1999 were entirely repaid on July 1, 1999 from the proceeds of the sale of O&P. Subsequent to such repayment, the maximum amount available under the facility was reduced to $35,000 with no financial covenants. No amounts were borrowed under the reduced facility which was terminated in December 1999.

      During fiscal 2000, the Company repurchased $90,252 par value, plus accrued interest, of the convertible subordinated debentures through a series of transactions on the open market. The Company recorded an extraordinary gain of $598 associated with these repurchases. The Company repaid the remaining outstanding convertible subordinated debentures in their entirety, including accrued interest, on January 18, 2000.

      Interest paid on debt during fiscal 2000, 1999 and 1998 amounted to $11,260, $36,692 and $21,676, respectively.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

7. ACQUISITION TRANSACTIONS

      During the year ended June 30, 1999, the Company acquired four outpatient services businesses, consisting of one PROH business and three O&P businesses, and two employee services businesses, which were subsequently sold and reported as discontinued operations. During the year ended June 30, 2000, the Company acquired no businesses.

      The following unaudited pro forma consolidated results of operations of the Company give effect to each of the acquisitions as if they occurred on July 1, 1998:

                                                                           YEAR ENDED
                                                                          JUNE 30, 1999
                                                                          -------------
Net revenues......................................................          $     --
Loss from continuing operations...................................           (81,697)
Loss from continuing operations per share-basic
 and assuming dilution............................................          $  (1.30)

      The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made as of July 1, 1998, or the results that may occur in the future.

      Information with respect to businesses acquired in purchase transactions is as follows:

                                                                       AS OF JUNE 30, 1999
                                                                       -------------------
Excess cost of net assets acquired.................................         $ 805,710
Less: accumulated amortization.....................................           (75,763)
                                                                             ---------
                                                                            $ 729,947
                                                                             =========


                                                                            YEAR ENDED
                                                                          JUNE 30, 1999
                                                                          -------------
Cash paid (net of cash acquired)...................................         $ 46,067
Deferred purchase price obligations................................              600
Notes issued.......................................................            4,825
Closing costs & other..............................................            1,689
Subsidiary stock issue.............................................            4,200
                                                                            --------
                                                                              57,381
Liabilities assumed................................................            4,423
                                                                            --------
                                                                              61,804
Fair value of assets acquired, principally accounts
 receivable and property and equipment.............................           (4,900)
                                                                             --------
Cost in excess of fair value of net assets acquired................         $ 56,904
                                                                             ========

      Certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. The Company recorded the contingent consideration as an addition to purchase price when the conditions of the contingency were met. Aggregate contingent payments in connection with these acquisitions at June 30, 1999 of approximately $50,794 in cash were not included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, was not presently determinable. During the fiscal years ended June 30, 2000, 1999 and 1998, the Company paid $5,473, $14,986 and $33,935, respectively, in cash and issued zero, 43 and 130 shares of common stock, respectively, in connection with businesses acquired in prior years.

      Deferred purchase price obligations represent guaranteed purchase price amounts due to former owners of businesses acquired. There were no obligations accrued at June 30, 2000 because the purchasers assumed these obligations in the sales transactions for the respective businesses.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

8. PROPERTY AND EQUIPMENT

      The components of property and equipment were as follows:

                                                           AS OF JUNE 30,
                                                           --------------
                                                         2000         1999
                                                         ----         ----
Land and buildings..................................    $   --       $   --
Property, equipment and furniture...................        --        3,796
Capitalized software................................        --           --
Leasehold improvements..............................        --           --
                                                        ------       ------
                                                            --        3,796
Less: accumulated depreciation and amortization.....        --          424
                                                        ------       ------
                                                        $   --       $3,372
                                                        ======       ======

      Depreciation and amortization expense for fiscal 2000, 1999, and 1998 was $34, $7,335 and $9,995, respectively.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses are summarized as follows:


                                                         AS OF JUNE 30,
                                                         --------------
                                                       2000          1999
                                                       ----          ----
Accounts payable....................................  $   247       $ 1,111
Accrued compensation and benefits...................       47         1,967
PROH Subscriber Agreement liability.................    9,375            --
Accrued provision for restructure...................       81        12,459
Accrued workers' compensation and health claims.....    1,458         1,787
Accrued interest....................................       --         4,384
Other...............................................      324         4,047
                                                      -------       -------
                                                      $11,532       $25,755
                                                      =======       =======

10. OPERATING LEASES

      The Company rents office space under a non-cancelable operating lease which expires December 31, 2000. Future minimum lease payments for the lease as of June 30, 2000 aggregate $51 for fiscal 2001. Total rent expense charged to operations was $829, $47,822 and $37,850 in fiscal 2000, 1999 and 1998, respectively.

      The Company received sublease payments amounting to $174, $179 and $234 for the years ended June 30, 2000, 1999 and 1998, respectively, from companies controlled by the Chairman of the Board of the Company.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

11. INCOME TAXES

        The components of income tax expense (benefit) were as follows:


                            YEARS ENDED JUNE 30,
                            --------------------
                    2000            1999             1998
                    ----            ----             ----
Current:
   Federal....   $      --       $ (25,027)       $      --
   State......          --              --               --
                 ---------       ---------        ---------
                        --              --               --
                 ---------       ---------        ---------
Deferred:
   Federal....          --         (19,841)         (32,204)
   State......          --              --               --
                 ---------       ---------        ---------
                        --              --               --
                 ---------       ---------        ---------

                 $      --       $ (44,868)       $ (32,204)
                 =========       =========        =========

        The components of net deferred tax assets (liabilities) as of June 30, 2000 and 1999 were as follows:

                                                                                           AS OF JUNE 30,
                                                                                           --------------
                                                                                         2000          1999
                                                                                         ----          ----
        Accruals and reserves not currently deductible for tax purposes........        $    9,537    $   3,521
        Restructure reserves...................................................               519       13,584
        Net operating loss and tax credit carryforwards........................            98,360       49,020
                                                                                       ----------     --------
        Gross deferred tax assets..............................................           108,416       66,125
        Valuation allowance....................................................          (106,206)     (27,034)
                                                                                       ----------     ---------
          Net deferred tax assets..............................................             2,210       39,091
                                                                                       ----------     --------
        Expenses capitalized for financial statement purposes..................                 0      (18,249)
        Depreciation and capital leases........................................                 0         (239)
        Gain from issuance of subsidiary stock.................................                 0      (14,109)
        Other, net.............................................................            (2,210)      (6,494)
                                                                                       -----------   ----------
        Gross deferred tax liabilities.........................................            (2,210)     (39,091)
                                                                                       -----------   ----------
          Net deferred tax asset (liability)...................................        $       -0-   $      -0-
                                                                                       ===========   ==========

        The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which relate to Federal and state net operating loss carry forwards, in excess of amounts carried back to prior years, and tax credit carryforwards that may not be realized. The changes in the valuation allowance for the fiscal years ended June 30, 2000 and 1999, are as follows:

                                                                                           AS OF JUNE 30,
                                                                                           --------------
                                                                                       2000             1999
                                                                                       ----             ----
Balance at beginning of year...................................................      $ (27,034)       $      --
Increase related to deferred tax assets for net operating loss and tax credits
  which may not be realized....................................................        (79,172)         (27,034)
                                                                                     ---------        ---------
Balance at end of year  .......................................................      $(106,206)       $ (27,034)
                                                                                     =========        =========

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

      The Company has Federal net operating loss carryforwards in the range of $110.0 million to $170.0 million and a capital loss carryforward of approximately $5,029, to offset future taxable income and taxable gains. The net operating loss carryforwards expire principally in 2018. The capital loss carryforwards expire in 2005. If the Company experiences a change of ownership within the meaning of Section 382 of the Internal Revenue Code, the Company will not be able to realize the benefit of its net operating loss, capital loss and tax credit carryforwards.

      The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory tax rate to income before income taxes) to actual tax (benefit) expense was as follows:

                                                                           YEARS ENDED JUNE 30,
                                                                           --------------------
                                                                      2000         1999          1998
                                                                      ----         ----          ----
      Expected federal income tax expense (benefit)............    $  (8,384)   $ (44,832)   $  (34,214)
      State income taxes, less federal benefit.................           --           --            --
      Dividend exclusion and non-taxable interest income.......           --           --            --
      Non-deductible nonrecurring items........................           --           97         1,432
      Non-deductible amortization of excess cost of net assets
        acquired...............................................           --           --            --
      Effect of  valuation allowance on current year losses....        8,384           --            --
      Other, net...............................................           --         (133)          578
                                                                   ---------    ----------   ----------
                                                                   $      -0-   $ (44,868)   $  (32,204)
                                                                   ==========   ==========   ==========

         The net amount of income taxes paid (refunded) during fiscal 2000, 1999 and 1998 amounted to ($26,705), $8,325 and $15,359, respectively.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

12. BENEFIT PLANS

     Stock Option Plans

        The Company's stock option plans, as amended, provide for issuance of options to purchase up to 8,600 shares of common stock to employees, officers and directors. Under the plans, substantially all options are granted for a term of up to 10 years at prices equal to the fair market value at the date of grant and vest ratably over five years.

        The following summarizes the activity of the stock option plans:

                                                                                     YEARS ENDED JUNE 30,
                                                                  --------------------------------------------------------
                                                                        2000               1999                1998
                                                                        ----               ----                ----
Options:
   Outstanding at beginning of year.........................                 4,430              2,783                2,900
   Granted..................................................                    --              4,260                1,020
   Exercised................................................                   (1)                (17)                (881)
   Canceled.................................................               (3,314)             (2,596)                (256)
                                                                    --------------    ----------------    ----------------
Outstanding at end of year..................................                 1,115              4,430                2,783
                                                                    ==============    ===============     ================
   Option price per share ranges:
   Outstanding at beginning of year.........................       $ .12 -  $20.58    $ .12 -  $20.58     $  .09 -  $20.58
   Granted..................................................                    --     1.25 -   11.50      12.94 -   13.56
   Exercised................................................                   .12      .12 -    7.19        .09 -   14.25
   Canceled.................................................         .12 -   20.58      .12 -   20.58        .09 -   16.50
   Outstanding at end of year...............................       $2.38 -  $14.38    $ .12 -  $20.58     $  .12 -  $20.58
Options exercisable at end of year..........................                   372              1,007                1,074
Exercisable option price  ranges............................       $2.38 -  $14.38    $ .12 -  $20.58     $  .12 -  $20.58
Options available for grant at end of year under stock
   option plans.............................................                 1,946                419                  267

     Other Stock Awards

       The following summarizes the other stock award activity:

                                                                                       YEARS ENDED JUNE 30,
                                                                 ----------------------------------------------------------
                                                                         2000                 1999                 1998
                                                                         ----                 ----                 ----
Options:
   Outstanding at beginning of year...........................             4,250                4,100                 4,404
   Granted....................................................                --                  150                    --
   Exercised..................................................                --                   --                  (304)
   Canceled...................................................            (1,050)                  --                    --
                                                                 ----------------    ----------------     -----------------
   Outstanding at end of year.................................             3,200                4,250                 4,100
                                                                 ===============     ================     =================
Option price per share ranges:
   Outstanding at beginning of year...........................   $4.88 - $ 11.50     $4.88 -  $ 10.88     $2.25 -    $10.88
   Granted....................................................                --                11.50                    --
Exercised. ...................................................                --                   --      2.25 -    $ 6.88
   Canceled...................................................                --                   --                    --
Outstanding at end of year....................................   $          6.88     $4.88 -  $ 11.50     $2.25 -    $10.88
Options exercisable at end of year............................             2,500                2,950                 2,800
Exercisable option price  ranges..............................   $          6.88     $4.88 -  $ 11.50     $4.88 -    $10.88

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

       The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the plans. The table below sets forth the pro forma information as if the Company had adopted the compensation recognition provisions of SFAS 123:

                                                            YEARS ENDED JUNE 30,
                                               -------------------------------------------
                                                   2000            1999             1998
                                                   ----            ----             ----
Increase/decrease to:
   Net loss/net income........................  $      --       $   1,654        $   2,794
   Net loss/net income per share-basic........         --             .03              .05
   Net loss/net income per share-assuming
      dilution................................  $      --       $     .03        $     .05
Assumptions:
   Expected life (years)......................        4.0             4.0              4.0
   Risk-free interest rate....................                       4.63%            5.92%
   Volatility.................................                      66.00%           37.00%
   Dividend yield.............................        N/A             N/A              N/A

       The weighted average fair value of the stock options, calculated using the Black-Scholes option pricing model, granted during the fiscal years ended June 30, 2000, 1999 and 1998 is $0, $1.66 and $4.93, respectively. The remaining contractual life of all options granted as of June 30, 2000 is 4.27 years.

       Retirement Plans

       The Company has defined contribution 401(k) plans covering substantially all of its employees. Company contributions for fiscal 2000, 1999 and 1998 were $810, $5,193 and $4,508, respectively. The Company terminated its 401(k) plan as of December 31, 1999 and has requested approval from the Internal Revenue Service to dissolve the plan and distribute the plan assets to participants. Final plan dissolution is expected in fiscal 2001. The Company established a non-qualified supplemental benefit plan covering certain key employees. The Company's matching contributions were $70, $845 and $859 for fiscal 2000, 1999 and 1998, respectively. The supplemental benefit plan was terminated and plan assets were distributed to plan participants in fiscal 2000.

13. COMMITMENTS AND CONTINGENCIES

       The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Also, in conjunction with the sales of its businesses, the Company has indemnified the purchasers for certain obligations. Described below are certain claims, suits or complaints which, in the opinion of management, would have a material adverse effect on the Company's business, financial condition, results of operations and liquidity. Collectively, the damages sought to be recovered from the Company in these cases are in the hundreds of millions of dollars.

       Brady v. NAHC, Inc., et al., in the United States District Court for the Eastern District of Pennsylvania, including one that alleges a class period from May 20, 1998 through November 22, 1999. This a purported class action case filed on behalf of all persons who purchased the common stock of NAHC during the period between April 5, 1999 through and including November 22, 1999. Five similar actions have been filed in the Eastern District of Pennsylvania. The Company expects that all similar cases will be consolidated into a single action. PricewaterhouseCoopers LLP is named as a defendant in one of the cases.

         The case is subject to the provisions of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). After the lead plaintiff and lead counsel are appointed by the Court, Defendants expect to file a motion to dismiss. Under the PSLRA, discovery is stayed until the motion to dismiss is resolved.

          The Plaintiffs asserted that the Company and certain of its directors and officers violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 by making false and misleading statements and omissions

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

     regarding the prospects of NAHC's business and NAHC's liquidation value and by failing timely to disclose the impact of the Balanced Budget Act of 1997 on the long term care services business. The Plaintiffs allege that these statements and omissions artificially inflated the value of the Company's stock during the class period. The Plaintiffs also assert a violation of
     Section 14(a) of the Exchange Act and Rule 14a-9 against the Company and individual Defendants as well as against Wasserstein Perella & Co. in connection with the Company's proxy statements dated August 13, 1999, as amended through September 10, 1999. The Plaintiffs allege that the Defendants were negligent in disseminating the proxy statements, which allegedly contained materially false and misleading statements. Wasserstein Perella & Co. has notified the Company that it will seek indemnification from the Company in connection with this action, pursuant to its engagement agreement with the Company.

        The Defendants intend to vigorously defend the action. Because of the early stage of this litigation, the Company is conducting an assessment of the merits of this case. The Company has notified its insurance carriers of this action. If the Defendants suffer an adverse judgment which the Company is required to pay, it will likely result in there being no assets for investment or liquidation; in such event, the Company will file for bankruptcy law protection.

        United States of America, ex rel., Saul Epstein v. NovaCare, Inc., et al., Civil Action No. 98-CV-4185. This qui tam action was filed on or about August 10, 1998 by Saul R. Epstein on behalf of the United States government, in camera and under seal in the United States District Court for the Eastern District of Pennsylvania, asserting claims against the Company for violations of the False Claims Act. On October 12, 1999, the United States Attorney for the Eastern District of Pennsylvania elected not to intervene in the matter and not to prosecute the complaint on behalf of the United States. On October 21, 1999 the complaint was unsealed. On November 26, 1999 an amended complaint was filed and subsequently served on the Company. The amended complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5 to $10 for each violation, plus attorneys' fees, experts' fees and costs of the suit. This matter currently is in discovery. The Company will likely not have sufficient assets to try this case should it proceed to trial. In addition, pursuant to the purchase and sale agreement for the sale of the Company's PROH division, the Company has indemnified Select, the buyer of the PROH division, for any damages that it sustains arising from this action. In the event that the plaintiff obtains an adverse judgment, there will be no assets for investment or liquidation and the Company will file for bankruptcy law protection.

        Sabolich, Inc., Sabolich Prosthetics Center of Wichita, Inc., Sabolich Tri-State Prosthetics, Inc., Sabolich of Florida, Inc. and John A. Sabolich
     v. NovaCare, Inc. and NovaCare Orthotics and Prosthetics East, Inc. This action was filed on May 18, 1999 in the United States District Court for the Western District of Oklahoma, Case No. CIV-99-670-T. The complaint alleges that the defendants breached a 1994 Agreement of Purchase and Sale involving the acquisition of the plaintiffs' orthotics and prosthetics business. Plaintiffs allege that the defendants breached the agreement by failing to pay certain sums allegedly due them under the agreement. Plaintiffs also allege that defendants tortiously breached an alleged implied covenant of good faith and fair dealing in the agreement. Plaintiffs have claimed $5,000 of compensatory damages and $5,000 for punitive damages. As part of the Company's Stock Purchase Agreement, dated as of April 2, 1999 and amended May 19, 1999 and June 30, 1999, with Hanger Orthopedic Group, Inc. ("Hanger") for the sale of the Company's orthotics and prosthetics business, the Company and Hanger agreed that each entity would be responsible for 50% of any damages arising from this action, including all costs and expenses associated with the matter. This matter currently is in discovery. In the event that the plaintiff obtains an adverse judgment, there will be no assets for investment or liquidation and the Company would likely file for bankruptcy law protection.

        United States ex rel. Michael Gublo and John Watts v. NovaCare, Inc., C.A. No. 95-11379-RGS. This qui tam action was filed in June 1995 by a former employee, Michael Gublo, and another individual, on behalf of the United States government, in camera and under seal in the United States District Court for the District of Massachusetts, asserting claims against the Company for violations of the False Claims Act. On January 13, 1998, the United States Attorney for the District of Massachusetts elected not to intervene in the matter and not to prosecute the complaint on behalf of the United States. In the spring of 1998 the complaint was unsealed and an amended complaint was filed and served on the Company. The amended complaint alleges that the Company overbilled Medicare, Medicaid and other federally funded health care programs for

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

     orthotics, prosthetics and other health services and retaliated against Mr. Gublo when he raised concerns about the Company's billing practices. The complaint seeks to recover, on behalf of the federal government, the alleged overpayments the Company received and an award of treble damages, attorneys' fees and costs and civil monetary penalties under the False Claims Act. This matter currently is in discovery. In the event that the plaintiff obtains an adverse judgment, there will be no assets for investment or liquidation and the Company will file for bankruptcy law protection.

          Healthsouth Corporation v. NovaCare, Inc. and NC Resources, Inc., Montgomery County Court of Common Pleas, No. 99-17155 (filed September 28,
     1999). The complaint in this action alleges that, pursuant to a February 3, 1995 stock purchase agreement involving the sale of the Company's medical rehabilitation hospital subsidiary Rehab Systems Company ("RSC") to Healthsouth Corporation ("Healthsouth"), the Company agreed to reimburse Healthsouth for any payments that Healthsouth was obligated to pay Medicare, Medicaid or other cost-based reimbursement systems as a result of RSC's indebtedness to such payors. The complaint seeks damages in the amount of $12,600. Initial pleadings in this matter have been completed and it is expected that the parties will proceed to discovery in the near future. In the event that the plaintiff obtains an adverse judgment, there will be no assets for investment or liquidation and the Company will file for bankruptcy law protection.

         Continental Orthopedic Appliances, Inc. v. Health Insurance Plan of Greater New York, et al., 95 Civ. 4041 (ADS). The complaint in this action was filed in the United States District Court for the Eastern District of New York as a class action, alleging that the Company's former orthotics and prosthetics subsidiary, together with the Health Insurance Plan of Greater New York and others, participated in a conspiracy to violate federal and state antitrust laws prior to the Company's acquisition of such subsidiary. The complaint seeks to recover monetary damages in excess of $500, together with costs and attorneys fees, and punitive damages. Discovery in this case has ended. The case has not been certified as a class action. Pursuant to the purchase and sale agreements under which the Company acquired and later sold the former subsidiaries that are involved in this action, the Company is responsible for defending this action.

          Complete Care, Inc. v. Jana Mason, et. al., Case No. 97-33923. This action has been brought against the Company and a former subsidiary in the United States Bankruptcy Court for the Western District of Kentucky, Louisville Division, seeking $256 from the defendants. The claims in this action relate to contract rehabilitation services that were provided by the Company's former subsidiary prior to the Company's acquisition of such subsidiary. The case is in discovery. The Company has filed a cross-claim against the prior owner of the subject subsidiary, inasmuch as that former owner contractually has indemnified the Company from any damages arising from this action.

     In addition to the foregoing legal proceedings, the Company is a defendant in a number of other legal actions seeking monetary damages, which singularly and in the aggregate may have a material adverse effect on the Company's business, financial condition, results of operations and liquidity if such actions are adversely concluded. Also, in connection with many of the collection actions brought by the Company against third parties to collect outstanding accounts receivable, counterclaims have been made against the Company which, in many cases, exceed the amount sought by the Company in the underlying actions. In the event that any of the material actions are concluded in a manner that is adverse to the Company, there will be no assets for investment or liquidation and the Company would likely file for bankruptcy law protection.

14.  SHAREHOLDER RIGHTS PLAN

        Under the terms of a Shareholder Rights Plan adopted in 1995 and which expired on March 20, 2000, the Company's Board of Directors declared a dividend distribution of one right for each outstanding common share. The rights could not be exercised or traded apart from the common shares to which they were attached until 10 days after a person or group had acquired, obtained the right to acquire, or commenced a tender offer for, at least 20% of the Company's outstanding common shares. In such event, each right would have become exercisable for one common share for a price of $27. If a person or group acquires, or obtains the right to acquire, 20% or more of the Company's outstanding common shares, each right would become exercisable for common shares worth $54 and the rights held by the acquiror would become null and void. If the Company was involved in a merger and its common shares were changed or exchanged, or if more than 50% of its assets or earnings power was sold or transferred, each right would become exercisable for common stock of the acquiror worth $54.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                 FOURTH        THIRD            SECOND         FIRST
                                                                QUARTER       QUARTER          QUARTER        QUARTER
                                                                -------       -------          -------        -------
YEAR ENDED JUNE 30, 2000:
    Net revenues........................................    $       --    $       --    $         --     $         --
    Gross profit........................................            --            --              --               --
    (Loss) income from continuing operations before
       extraordinary item...............................           115        (1,037)         (8,728)         (14,303)
    (Loss) income from discontinued operations,
       net of tax.......................................        (2,025)           --             454           11,448
    (Loss) on disposal of discontinued operations,
       net of tax.......................................       (33,423)      (15,556)         (7,710)        (317,433)
    Extraordinary item - gain on repurchase of financing
       arrangements.....................................            --            --             598               --
    Net (loss)..........................................    $  (35,333)   $  (16,593)   $    (15,386)    $   (320,288)
    (Loss) per share from continuing operations
       before extraordinary item -  basic and assuming
       dilution.........................................    $        --   $    (0.02)   $     (0.13)     $      (0.23)
    Income (loss) per share from discontinued
       operations, net of tax...........................         (0.03)   $       --    $      0.01      $       0.18
    (Loss) per share on the disposal of discontinued
       operations, net of tax...........................    $    (0.53)   $    (0.24)   $     (0.12)     $      (5.01)

    Net (loss) per share - basic and assuming dilution..    $    (0.56)   $    (0.26)   $     (0.24)     $      (5.06)

YEAR ENDED JUNE 30, 1999:
    Net revenues........................................    $       --    $       --    $         --     $         --
    Gross profit........................................            --            --              --               --
    (Loss) from continuing operations...................       (28,145)      (18,738)        (18,898)         (17,443)
    (Loss) income from discontinued operations,
       net of tax.......................................        (5,761)      (93,304)            400           23,116
    (Loss) on disposal of discontinued operations,
       net of tax.......................................       (30,838)           --              --               --
    Net (loss) income...................................    $  (64,744)   $ (112,042)   $    (18,498)     $     5,673
    (Loss) per share from continuing operations basic
       and assuming dilution............................    $    (0.45)   $    (0.30)   $      (0.30)     $     (0.28)
    (Loss) income per share from discontinued
       operations, net of tax...........................    $    (0.09)   $    (1.48)   $       0.01      $      0.37
    (Loss) per share on the disposal of discontinued
       operations, net of tax...........................    $    (0.49)   $        --   $         --      $        --
    Net (loss) income per share - basic
       and assuming dilution............................    $    (1.03)   $    (1.78)   $      (0.29)     $      0.09

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

         Results for all interim periods presented have been restated to reclassify the Company's operating segments to discontinued operations.

         The loss on disposal of discontinued operations, net of tax, for the first quarter of fiscal 2000, includes a ($351,200) charge for the write-down of the carrying amounts for PROH and NCES to net realizable value and adjustments related to changes in estimates of long-term care services discontinued operations stemming from deteriorating industry conditions ($16,000), offset partially by the gain on the sale of O&P ($49,900). During the second quarter of fiscal 2000, the Company recorded an additional loss on disposal of discontinued operations primarily as a result of an analysis of the closing date balance sheet from the PROH sale on November 19, 1999, and the Company's estimate of amounts which may be due under the working capital representation. The Company recorded an additional loss on disposal of discontinued operations in the third quarter of fiscal 2000 due principally to the Company's estimate of the amounts due under the accounts receivable and contingent earnout representations in the PROH sale. The fourth quarter fiscal 2000 loss on disposal of discontinued operations primarily includes a $14,800 change in estimate with respect to long-term care services due to further deterioration in industry conditions as they pertain to receivables collections, a $9,300 change in estimate of the amounts due under the accounts receivable representation in the PROH sale, and a $7,100 charge due to an unfavorable outcome from an independent arbiter with regard to the working capital representation in the O&P sale.

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

16. Related Party Transactions

     In the ordinary course of business, the Company purchases printing and copying related services from XYAN.com, Inc., a national internet-based digital imaging company controlled by John H. Foster, Chairman of the Board of the Company, in his capacity as chairman of the board of, and general partner of various venture capital investment funds that own interests in, that company. During the fiscal years ended June 30, 2000 and 1999, the Company paid XYAN.com, Inc. approximately $15 and $1,150, respectively, for services provided. In addition, as of June 30, 2000, the Company had a prepaid balance of $127, representing a prepayment for services made by the Company to XYAN.com, Inc. in exchange for preferential national pricing. The Company is currently applying all charges for services provided by XYAN.com, Inc. against the prepaid balance and is seeking from XYAN.com, Inc. payment of the remaining prepaid balance.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of NAHC, Inc.

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 58 present fairly, in all material respects, the financial position of NAHC, Inc. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 58 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, "Risks and Uncertainties Affecting the Company's Ability to Continue as a Going Concern", the Company disposed of all of its operating businesses and is operating pursuant to a plan of restructuring approved by the shareholders on September 21, 1999. The plan provides for possible liquidation of the Company at the discretion of the Board of Directors. The remaining activities of the Company consist of managing the legal proceedings against the Company, attempting to realize its assets, general and administrative matters and the preparation for potential liquidation or investment. The environment confronting the Company raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRICEWATERHOUSECOOPERS LLP

Philadelphia, PA
September 27, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         The Registrant has had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of NAHC are as follows:

            NAME                                          POSITION                                AGE
            ----                                          --------                                ---
John H. Foster....................     Chairman of the Board of Directors                          58
David R. Burt.....................     Chief Executive Officer and Secretary                       37
Charles E. Finelli................     Director                                                    37
Timothy E. Foster.................     Director                                                    49
Stephen E. O'Neil.................     Director                                                    67
James T. Walmsley.................     Vice President, Reimbursement                               50

     No family relationships exist among any of the directors or executive officers of NAHC. Executive officers serve at the discretion of the NAHC Board of Directors.

     JOHN H. FOSTER has been Chairman of the Board of the Company since December 1984. From 1984 to May 1997, he was also Chief Executive Officer of the Company. Mr. Foster is also President and Chief Executive Officer of XYAN.com, Inc., an internet-based digital imaging company, and a director of Corning Incorporated, an international corporation with business interests in specialty materials and communications. Mr. Foster is founder and Chairman of the Board of Foster Management Company, an investment advisor.

     DAVID R. BURT has been Chief Executive Officer, President and Secretary of NAHC, Inc. since May 4, 2000, and a director of the Company since June 7, 2000. Mr. Burt is also President, Chief Executive Officer, Secretary, and a director of Ergo Science Corporation, a biopharmaceutical company. He joined Ergo Science Corporation as Vice President, Corporate Development, in March 1993, was appointed Secretary in March 1997, and in March 1999 was appointed President, Chief Executive Officer and director.

     CHARLES E. FINELLI has been a director of the Company since August 18, 2000. Mr. Finelli has been in private practice for six years specializing in litigation. He is a graduate of the University of Arkansas School of Law.

     TIMOTHY E. FOSTER has been a director of the Company since December 1984. From May 1997 through January 2000, he served as Chief Executive Officer of the Company. From October 1994 until May 1997, he was President and Chief Operating Officer. He served as Senior Vice President, Finance and Administration and Chief Financial Officer of NAHC from November 1988 to October 1994, Treasurer from March 1992 to October 1994, Secretary of the Company from September 1987 to May 1994 and has been a director since December 1984. Since 1996, Mr. Foster has been a partner in certain investment partnerships managed by Foster Management Company.

     STEPHEN E. O'NEIL has been a director of the Company since December 1984. Mr. O'Neil has been a Principal of The O'Neil Group, a private investment firm, since 1981. He is a director of Brown-Forman Corporation, Castle Convertible Fund, Inc., Spectra Fund, Inc., Alger Fund, Inc. and Alger American Fund.

     JAMES T. WALMSLEY has been Vice President, Reimbursement of NAHC since January 1994 and was Director of Reimbursement from April 1992 to January 1994.

ITEM 11.  EXECUTIVE COMPENSATION

           The following table sets forth information for the fiscal years ended June 30, 2000, 1999 and 1998 concerning the compensation paid or awarded to the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG TERM
                                                             ANNUAL COMPENSATION               COMPENSATION          ALL OTHER
NAME AND                                                                                           AWARDS          COMPENSATION
PRINCIPAL POSITION                          YEAR     SALARY ($)    BONUS ($)     OTHER($)(1)     OPTIONS(#)             (2)
------------------                          ----     ----------    ---------     -----------     ----------             ---
John H. Foster (3)......................... 2000    $   161,572      $      --     $     --              --         $2,055,600
      Chairman of the Board                 1999        300,000             --       45,135         200,000           94,933
                                            1998        580,266        487,670      128,374              --          100,584

Timothy E. Foster (4)...................... 2000        297,209      1,875,000           --              --            2,978
   Former Chief Executive Officer           1999        500,000        875,000       13,600         400,000           66,526
                                            1998        500,000        243,835        7,395              --           71,381

James W. McLane (5)........................ 2000        226,287      1,512,500           --              --            8,292
   Former President and Chief Operating     1999        465,000        815,000          595         550,000           42,402
      Officer                               1998        457,500        195,068           --              --           27,213

Robert E. Healy, Jr. (6)................... 2000        371,243      1,057,500           --              --            1,601
   Former Senior Vice President and         1999        302,093        570,000           --         320,000          139,916
   Chief Financial Officer                  1998        274,151        180,000           --              --           39,726

David R. Burt (7).......................... 2000         44,231             --           --              --               --
   Chief Executive Officer, President
   and Secretary

(1) This amount represents the Company's incremental cost of personal use of Company aircraft, after deducting payments received by the Company for such use.

(2) Other than a severance payment to John H. Foster of $2,047,439 and payment to Robert E. Healy, Jr. of $96,509, for the cancellation of certain outstanding stock options in 1999, these amounts represent contributions to the Company's 401(k) plan and its supplemental deferred compensation plan and term life and long-term disability insurance payments.

(3) John H. Foster served as Chairman of the Board and Chief Executive Officer of the Company until May 1997, when he relinquished the position of Chief Executive Officer.

(4) Timothy E. Foster became Chief Executive Officer of the Company in May 1997. From October 1994 to May 1997, he was President and Chief Operating Officer of the Company. Mr. Foster resigned from the office of Chief Executive Officer of the Company effective January 10, 2000. Mr. Foster continues to serve as a director of the Company.

(5) James W. McLane became President and Chief Operating Officer in May 1997. Mr. McLane resigned from the Company effective January 5, 2000.

(6) Robert E. Healy, Jr. became Senior Vice President, Finance and Administration and Chief Financial Officer in December 1995. Mr. Healy resigned from the Company effective July 26, 2000.

(7) David R. Burt became Chief Executive Officer and Secretary effective as of May 4, 2000.

         The following table sets forth the number and value of options exercised by the executive officers of the Company named in the Summary Compensation Table during the fiscal year ended June 30, 2000 and the number and value of options held by such executive officers at June 30, 2000.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2000
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                       NUMBER OF
                                                                                       SECURITIES             VALUE OF
                                                                                       UNDERLYING            UNEXERCISED
                                                                                       UNEXERCISED          IN-THE-MONEY
                                                                                       OPTIONS AT              OPTIONS
                                                                                    JUNE 30, 2000(#)    AT JUNE 30, 2000($)(1)
                  NAME                        SHARES ACQUIRED       VALUE             EXERCISABLE/          EXERCISABLE/
                                               UPON EXERCISE      REALIZED            UNEXERCISABLE         UNEXERCISABLE
                                               -------------      --------            -------------         -------------
John H. Foster.....................                 -                 -          1,640,001 / 559,999              -
Timothy E. Foster..................                 -                 -            980,001 / 619,999              -
James W. McLane....................                 -                 -                        0 / 0              -
Robert E. Healy, Jr................                 -                 -            105,237 / 201,931              -

(1) In-the-money options are those for which the fair market value of the underlying Common Stock exceeds the exercise price of the option. The value of in-the-money options is determined in accordance with regulations of the Securities and Exchange Commission by subtracting the aggregate exercise price of the option from the aggregate year-end value of the underlying Common Stock.

EMPLOYMENT AGREEMENTS

         Effective as of May 5, 2000, the Company entered into an employment agreement with David R. Burt, to serve as Chief Executive Officer of the Company. The term of the agreement continues through May 5, 2005, subject to certain extensions. Pursuant to the agreement, Mr. Burt receives an annual base salary of $250,000 and an annual performance bonus of not less than $20,000. The agreement requires Mr. Burt to devote at least 50% of his business time and attention to the performance of the duties and responsibilities of Chief Executive Officer of the Company, inasmuch as Mr. Burt also serves as President, Chief Executive Officer and a Director of Ergo Science Corporation. Mr. Burt's agreement provides for additional bonuses as follows: 10% of the amount collected by the Company on certain of it delinquent receivables in excess of the amount booked for such receivables on the Company's balance sheet, subject to a specified cap; and 10% of the difference between the amount at which certain liabilities of the Company are booked on its balance sheet and the actual amounts paid by the Company. As consideration for the Executive's efforts in obtaining settlements on the Hanger, NCES and PROH disputes in July 2000, the Company has granted Mr. Burt a convertible promissory note in the principal amount of $60,000. The note bears interest at a rate of 10% per annum and is payable on the earlier of demand by Mr. Burt for payment or May 1, 2006. The note is convertible into the Company's common stock and has a conversion price that ranges from $0.04, the current conversion price, to a potential $0.0025 based on improvements in the market price of the common stock or the Company's total shareholder equity on the balance sheet, as specified in the note. If Mr. Burt is terminated by the Company with good cause or quits for other than good reason, the Company may repurchase the note for an amount that increases in equal increments over a twenty-four month period until the repurchase price equals the principal amount of the note, at which time the right to repurchase terminates. Mr. Burt's employment agreement also provides him certain registration rights with respect to the shares of common stock into which the note is convertible.

         In July 1994, the Company entered into an employment agreement with John H. Foster, Chairman of the Board of Directors of the Company. The agreement was amended on February 2, 1995, July 1, 1998, September 1, 1998 and May 30, 1999. By letter dated October 19, 1999, Mr. Foster exercised his right to terminate the employment agreement based on the "change of control" provisions of that agreement. In accordance with the terms of the employment agreement, on November 5, 1999 Mr. Foster was paid the sum of $2,047,439, upon the termination of the employment agreement. Subsequent to the termination of his employment agreement, Mr. Foster continued to serve the Company as a member of the Board of Directors and as the non-executive Chairman of the Board. As a non-executive member of the Board, Mr. Foster is entitled to receive ordinary and standard compensation that is received by other non-executive members of the Board of Directors.

         In May 1999, the Company entered into employment agreements, described below, with Timothy E. Foster, a director of the Company, James W. McLane, formerly a director and the President and Chief Operating Officer of the Company, and Robert E.

Healy, Jr., formerly President and the Chief Financial Officer of the Company (collectively, the "May 1999 Employment Agreements"), superseding prior employment agreements between each such executive and the Company. Pursuant to certain "change of control" and constructive termination provisions in such prior employment agreements, upon the completion of the Company's sale of the LTC and O&P businesses (and resulting restructuring and/or reorganization), Messrs. Foster, McLane and Healy contractually may have had the right to terminate their employment with the Company and to receive substantial severance payments. In order to induce these key senior executives to waive their right to trigger such termination provisions and to satisfy the requirements of the Company's senior lenders, all of the Company's outside directors, upon the recommendation of the Compensation Committee of the Board of Directors, unanimously approved the May 1999 Employment Agreements, which contain certain bonus payments based, in part, on the execution of the transactions outlined in the Company's Proxy Statement, dated August 13, 1999. The bonus payments contained in the May 1999 Employment Agreements are in lieu of severance.

         On April 23, 1999, following the execution of the purchase and sale agreement by the Company and Hanger Orthopedic Group, Inc. ("Hanger") for the sale of the Company's orthotics and prosthetics division ("O&P Division") to Hanger, the Compensation Committee of the Board of Directors authorized the Company to pay Timothy E. Foster a bonus in the amount of $500,000, payable upon the closing of the sale of the O&P Division to Hanger. The bonus was awarded to Mr. Foster by the Board to reward Mr. Foster for his successful negotiation and consummation of the sale of the O&P Division and to entice Mr. Foster to remain with the Company through the consummation of the strategic transactions being considered by the Company. The bonus was paid to Mr. Foster on July 16, 1999, following the closing of the sale of the O&P Division to Hanger.

         On May 30, 1999, the Company entered into an employment agreement with Timothy E. Foster, to serve as Chief Executive Officer of the Company, superseding Mr. Foster's then existing employment agreement with the Company. Pursuant to the agreement, Mr. Foster received an annual base salary of $500,000. In addition, in accordance with the agreement, Mr. Foster received certain transaction and retention bonuses during the fiscal year ending June 30, 2000 as follows: (i) a transaction bonus equal to $475,000, which was paid on November 5, 1999 upon the sale of the Company's interest in NCES, (ii) a transaction bonus equal to $400,000, which was paid on December 3, 1999 upon the sale of the Company's Physical Rehabilitation and Occupational Health ("PROH") business, and (iii) a retention bonus equal to $500,000, which was paid on January 14, 2000.

         By letter dated January 5, 2000 and following the completion of the Company's strategic sale transactions, Mr. Timothy Foster resigned from his position as Chief Executive Officer of the Company. Mr. Foster received no additional severance from the Company in connection with such resignation. On January 10, 2000, the Company entered into a consulting agreement with Mr. Foster, pursuant to which the Company may avail itself of Mr. Foster's services in connection with the implementation of the Company's Plan of Restructure. The term of the consulting agreement continues through January 6, 2001. The agreement requires Mr. Foster to provide up to fifteen hours of services per week. Mr. Foster is compensated as a consultant at the rate of $12,500 per month; in addition, for any month in which Mr. Foster provides in excess of sixty hours of services, Mr. Foster is compensated $200 per hour for each such hour during such month in excess of sixty hours. Because Mr. Foster agreed to forego compensation otherwise payable to the Company's non-executive directors, Mr. Foster's participation in Board related matters is counted toward the number of hours of services provided under the consulting agreement. The agreement also entitles Mr. Foster to continuation of his rights and benefits under the Company's benefit plans and programs for a two year period, as well as the advance of certain expenses in connection with legal proceedings arising in connection with service as an officer or director of the Company and certain other benefits. Effective as of October 1, 2000, Mr. Foster and the Company have agreed to amend the consulting agreement to remove the fixed, monthly retainer and to provide that the compensation paid to Mr. Foster under such agreement shall be based solely on the contracted hourly rate multiplied by the hours of services provided by Mr. Foster to the Company as contemplated by the agreement.

         On May 30, 1999, the Company entered into an employment agreement with Robert E. Healy, Jr., to serve as Senior Vice President, Finance and Administration and Chief Financial Officer of the Company, superseding Mr. Healy's then existing employment agreement with the Company. Pursuant to the agreement, Mr. Healy received an annual base salary of $325,000. In addition, in accordance with the agreement, Mr. Healy received certain transaction and retention bonuses during the fiscal year ending June 30, 2000 as follows: (i) a transaction bonus equal to $317,500, which was paid on November 5, 1999 upon the sale of the Company's interest in NCES, (ii) a transaction bonus equal to $250,000, which was paid on December 3, 1999 upon the sale of the Company's PROH business, (iii) a retention bonus equal to $245,000, which was paid on January 14, 2000, and (iv) a retention bonus equal to $245,000, which was paid on May 5, 2000. Also under the agreement, Mr. Healy is entitled to an additional retention bonus, at the rate of $245,000 for each six month period beyond June 30, 2000 which Mr. Healy remains employed by the Company.

         By letter dated July 26, 2000, Mr. Healy resigned from his positions as President and Chief Financial Officer of the Company. Mr. Healy received no additional severance from the Company in connection with such resignation. Effective upon

Mr. Healy's resignation, the Company entered into a consulting agreement with Mr. Healy, pursuant to which the Company may avail itself of Mr. Healy's services in connection with the implementation of the Company's Plan of Restructure and other general matters. The consulting agreement continues through June 30, 2001. The agreement requires Mr. Healy to provide up to sixteen hours of services per week. Mr. Healy is compensated as a consultant at the rate of $16,294 per month; in addition, for any month in which Mr. Healy provides in excess of sixty-four hours of services, Mr. Healy is compensated $235 per hour for each such hour during such month in excess of sixty-four hours. The agreement also entitles Mr. Healy to continuation of his rights and benefits under the Company's benefit plans and programs for a two year period, as well as the advance of certain expenses in connection with legal proceedings arising in connection with service as an officer or director of the Company and certain other benefits. Effective as of October 1, 2000, Mr. Healy and the Company have agreed to amend the consulting agreement to remove the fixed, monthly retainer and to provide that the compensation paid to Mr. Healy under such agreement shall be based solely on the contracted hourly rate multiplied by the hours of services provided by Mr. Healy to the Company as contemplated by the agreement.

         On May 30, 1999, the Company entered into an employment agreement with James W. McLane, to serve as President and Chief Operating Officer of the Company, superseding Mr. McLane's then existing employment agreement with the Company. Pursuant to the agreement, Mr. McLane received an annual base salary of $465,000. In addition, in accordance with the agreement, Mr. McLane received certain transaction and retention bonuses during the fiscal year ending June 30, 2000 as follows: (i) a transaction bonus equal to $362,500, which was paid on November 5, 1999 upon the sale of the Company's interest in NCES, (ii) a transaction bonus equal to $450,000, which was paid on December 3, 1999 upon the sale of the Company's PROH business, (iii) a retention bonus equal to $350,000, which was paid on December 3, 1999 upon the sale of the Company's PROH business, and (iv) a retention bonus equal to $350,000, which was paid on January 2, 2000.

         By letter dated December 2, 1999 and following the completion of the Company's strategic sale transactions, Mr. McLane resigned from his positions as President and Chief Operating Officer of the Company, effective January 3, 2000. Mr. McLane received no additional severance from the Company in connection with such resignation. In connection with Mr. McLane's resignation, the Company agreed to provide Mr. McLane with continuation of his rights and benefits under the Company's benefit plans and programs for a two year period.

COMPENSATION OF DIRECTORS OF NAHC

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Stephen E. O'Neil served on the Compensation Committee of the Board of Directors for the entire 2000 fiscal year, and since January 5, 2000 served as Chairman. John H. Foster has served on the Committee since March 22, 2000. E. Martin Gibson and Siri S. Marshall served on the Compensation Committee from the beginning of fiscal 2000 through January 5, 2000, the date on which Mr. Gibson and Ms. Marshall resigned as directors of the Company. Stuyvesant P. Comfort served on the Committee from March 22, 2000 until June 7, 2000, the date Mr. Comfort resigned from the Board. Mr. John H. Foster, a member of the Compensation Committee, served as Chief Executive Officer of the Company until May 1997 and served as executive Chairman of the Board through January 2000; he continues to serve as non-executive Chairman of the Board. Other than Mr. Foster, no insider served on the Committee and there were no interlocks.

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

                                                                        AMOUNT AND NATURE OF            PERCENTAGE OF
NAME OF BENEFICIAL OWNER (A)                                            BENEFICIAL OWNERSHIP         OUTSTANDING SHARES
----------------------------                                            --------------------         ------------------
LDN Stuyvie Partnership............................................   11,046,955         (b)                16.1%
John H. Foster.....................................................    4,141,214         (c)                 5.9%
Timothy E. Foster..................................................      980,001         (d)                 1.4%
Stephen E. O'Neil..................................................       59,100         (e)                   *
David R. Burt......................................................           --                              --
Charles E. Finelli.................................................           --                              --
Directors and Officers as a group (7 persons)......................    5,199,751         (f)                 7.3%

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

(b) Information as to holdings of LDN Stuyvie Partnership, a limited partnership of which Stuyvesant P. Comfort is the general partner, is based upon a report on Schedule 13D filed with the Securities and Exchange Commission. Such report indicated that 11,046,955 shares were owned with sole dispositive power and with sole voting power. The address of LDN Stuyvie Partnership is 11 Cadogan Street, London SW3 2PP, United Kingdom.

(c) Includes 1,640,001 shares of the Company's Common Stock presently issuable upon the exercise of options.

(d) Consists of 980,001 shares of the Company's Common Stock presently issuable upon the exercise of options.

(e) Includes 59,000 shares of the Company's Common Stock presently issuable upon the exercise of options.

(f) Includes 2,695,688 shares of the Company's Common Stock issuable upon exercise of options exercisable within 60 days after September 30, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           From January 1993 through March 2000, the Company has subleased office space to certain companies controlled by John H. Foster, Chairman of the Board of the Company, in his capacity as chairman of the board, chief executive officer or general partner of the principal stockholders of such companies. The Company paid base rent at an annual rate of $14.00 per square foot through December 1997 and $17.50 per square foot from January 1998 through March 31, 2000, when the leases were terminated. The companies controlled by Mr. Foster paid base rent at a rate equal to the Company's cost, including reimbursement for leasehold improvements made by the Company, through March 31, 2000 for their respective areas under sublease as follows: Foster Management Company, 5,728 square feet; and Integra, Inc., 6,760 square feet. Upon termination of the applicable lease agreements, the Company incurred and paid lease termination fees. Foster Management Company reimbursed the Company in an amount equal to its proportionate share of such fees; the Company is seeking payment from Integra, Inc. of its proportionate share, which Integra, Inc. disputes.

           In the ordinary course of business, the Company purchases printing and copying related services from XYAN.com, Inc., a national internet-based digital imaging company controlled by John H. Foster, Chairman of the Board of the Company, in his capacity as chairman of the board of, and general partner of various venture capital investment funds that own interests in, that company. The negotiated rates paid by the Company to XYAN.com, Inc. for these services were determined at arms-length. During the fiscal years ended June 30, 2000 and 1999, the Company paid XYAN.com, Inc. approximately $15,000 and $1,150,000, respectively, for services provided. In addition, as of June 30, 2000, the Company had a prepaid balance of $127,000, representing a prepayment for services made by the Company to XYAN.com, Inc. in exchange for preferential national pricing. The Company is currently applying all charges for services provided by XYAN.com, Inc. against the prepaid balance and is seeking from XYAN.com, Inc. payment of the remaining prepaid balance.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a) The following documents are filed as part of this report:

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
      (1) FINANCIAL STATEMENTS:
          Consolidated Balance Sheets at June 30, 2000 and 1999.....      22
          Consolidated Statements of Operations for each of the
              three years in the period ended June 30, 2000.........      23
          Consolidated Statements of Changes in Shareholders'
              Equity for each of the three years in the period
              ended June 30, 2000...................................      24
          Consolidated Statements of Cash Flows for each of the
              three years in the period ended June 30, 2000.........      25
          Notes to Consolidated Financial Statements................   26-48
          Report of Independent Accountants.........................      49

      (2) FINANCIAL STATEMENT SCHEDULE:
          II - Valuation and qualifying accounts for each of the
          three years in the period ended June 30, 2000.............      60

      (3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K):
          The exhibits required to be filed are listed in the index to exhibits

         (b) Current Reports on Form 8-K:

             No current reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended June 30, 2000.

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

Dated:   September 28, 2000

                                   NAHC, INC.

                                   By:  /s/ David R. Burt
                                        -------------------------------------
                                        David R. Burt
                                        Chief Executive Officer and Secretary

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

           SIGNATURE                                                 TITLE                                      DATE
           ---------                                                 -----                                      ----
/S/ JOHN H. FOSTER                                   Chairman of the Board and Director                 September 28, 2000
--------------------------------------
(JOHN H. FOSTER)


/S/ DAVID R. BURT                                    Chief Executive Officer, Principal Financial
--------------------------------------               and Accounting Officer and Director                September 28, 2000
(/DAVID R. BURT)


/S/CHARLES E. FINELLI                                Director                                           September 28, 2000
--------------------------------------
(CHARLES E. FINELLI)


/S/ TIMOTHY E. FOSTER                                Director                                           September 28, 2000
--------------------------------------
(TIMOTHY E. FOSTER)


/S/ STEPHEN E. O'NEIL                                Director                                           September 28, 2000
--------------------------------------
(STEPHEN E. O'NEIL)

                                   SCHEDULE II

                                   NAHC, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                       BALANCE AT     CHARGED TO                                   BALANCE
                                                        BEGINNING      COSTS AND                                   AT END
DESCRIPTION                                             OF PERIOD      EXPENSES       OTHER         DEDUCTIONS    OF PERIOD
-----------                                             ---------      --------       -----         ----------    ---------
Year ended June 30, 2000:
Allowance for uncollectible accounts.................   $  7,124       24,727       8,408 (1)      (3,626)(2)    $ 36,633

Year ended June 30, 1999:
Allowance for uncollectible accounts.................   $    639        6,485          --                 --     $  7,124

Year ended June 30, 1998:
Allowance for uncollectible accounts.................   $     --           --          --                 --     $    639



(1) Primarily allowances for doubtful accounts related to receivables which reverted back to the Company.

(2)      Primarily write-offs.

                                INDEX TO EXHIBITS

EXHIBIT                                                                                                            PAGE
NUMBER                                EXHIBIT DESCRIPTION                                                         NUMBER
------                                -------------------                                                         ------
2(a)(i)      Stock Purchase Agreement dated as of April 2, 1999 by and among                                          --
             NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc.
             and HPO Acquisition Corp. (incorporated by reference to Exhibit
             2(a) to the Company's Current Report on Form 8-K dated July 1,
             1999).

2(a)(ii)     Amendment No. 1 to Stock Purchase Agreement made as of May 19,                                           --
             1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger
             Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to the Exhibit 2 (b) to the Company's Current Report on
             Form 8-K dated July 1, 1999).

2(a)(iii)    Amendment No. 2 to Stock Purchase Agreement made as of June                                              --
             30, 1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger
             Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(c) to the Company's Current Report on Form
             8-K dated July 1, 1999).

2(b)         (i) Stock Purchase Agreement dated as of June 1, 1999 by and among                                       --
             NovaCare, Inc., NC Resources, Inc. and Chance Murphy, Inc.
             (incorporated by reference to Exhibit 2(a) to the Company's Current
             Report on Form 8-K dated June 1, 1999).

             (ii) Amendment No. 1 to Stock Purchase Agreement made as of June 1,                                      --
             1999 by and among NovaCare, Inc., NC Resources, Inc. and Chance
             Murphy, Inc. (incorporated by reference to Exhibit 2(b) to the
             Company's Current Report on Form 8-K dated June 1, 1999).

2(c)         Stockholder Agreement dated as of September 8, 1999 among Plato                                          --
             Holdings, Inc., New Plato Acquisition, Inc., NC Resources, Inc. and
             NovaCare, Inc. (incorporated by reference to Exhibit 2((a) to the
             Company's Current Report on Form 8-K dated October 14, 1999).

2(d)(i)      Stock Purchase Agreement dated as of October 1, 1999 by and among                                        --
             NovaCare, Inc. NC Resources, Inc. and Select Medical Corporation
             (incorporated by reference to Exhibit 2(b) to the Company's Current
             Report on Form 8-K dated October 14, 1999).

2(d)(ii)     First Amendment dated November 19, 1999 to the Stock Purchase                                            --
             Agreement dated October 1, 1999 among NovaCare, Inc., NC Resources,
             Inc. and Select Medical Corporation (incorporated by reference to
             Exhibit 2(b) to the Company's Current Report on Form 8-K dated
             December 6, 1999).

2(d)(iii)    Opinion of Warburg Dillon Read LLC dated as of October 1, 1999                                           --
             (incorporated by reference to Exhibit 99(a) to the Company's
             Current Report on Form 8-K dated October 14, 1999).

3(a)(i)*     Certificate of Incorporation of the Company, as amended                                                  --
             (incorporated by reference to Exhibit 3(a) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended March 31,
             1992).

3(a)(ii)     Certificate of Ownership and Merger of NAHC, Inc. into NovaCare,                                         --
             Inc.

EXHIBIT                                                                                                            PAGE
NUMBER                                EXHIBIT DESCRIPTION                                                         NUMBER
------                                -------------------                                                         ------
3(b)         By-laws of the Company, as amended to date (incorporated by                                              --
             reference to Exhibit 3 to the Company's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1995).

4(a)         Stock Option Plan, as amended to date (incorporated by reference to                                      --
             Exhibit 4(a) to the Company's Annual Report on Form 10-K for the
             year ended June 30, 1997).

4(b)*        Form of Indenture dated as of January 15, 1993 between the Company                                       --
             and Pittsburgh National Bank relating to 5 1/2% Convertible
             Subordinated Debentures Due 2000 (incorporated by reference to
             Exhibit 4 to Registration Statement on Form S-3 No. 33-55710).

4(c)         Rights Agreement dated as of March 9, 1995 by and between NovaCare,                                      --
             Inc. and American Stock Transfer & Trust Company, as Rights Agent
             (incorporated by reference to Exhibit 99(a) to the Company's current report on Form 8-K dated March 14, 1995).

4(d)         1998 Stock Option Plan (incorporated by reference to Exhibit 4 to                                        --
             Registration Statement Form S-8 No. 333-70653).

10(a)(i)     Employment Agreement dated as of October 9, 1996 between the                                             --
             Company and Barry E. Smith (incorporated by reference to Exhibit
             10(c) to the Company's Quarterly Report on Form 10-Q for the
             quarter ended December 31, 1997).

10(a)(ii)    Amendment dated as of October 1, 1998 to the Employment                                                  --
             Agreement dated as of October 9, 1996 between the Company and Barry
             E. Smith (incorporated by reference to Exhibit 10(h) to the
             Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1998).

10(b)        Stock Purchase Agreement dated as of May 1, 1997 between NovaCare                                        --
             Employee Services, Inc. and James W. McLane (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form
             10-K for the year ended June 30, 1998).

10(c)(i)     Employment Agreement dated as of March 18, 1998 between the                                              --
             Company and Ronald G. Hiscock (incorporated by reference to Exhibit
             10(a) to the Company's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1998).

10(c)(ii)    First Amendment dated as of October 8, 1998 to the Employment                                            --
             Agreement dated as of March 18, 1998 between the Company and Ronald
             G. Hiscock (incorporated by reference to Exhibit 10(f) to the
             Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1998).

10(d)(i)     Amendment No. 2 to the Amended and Restated Employment Agreement                                         --
             dated as of May 30, 1999 between the Company and John H. Foster
             (incorporated by reference to Exhibit 10(d)(i) to the Company's
             Annual Report on Form 10-K for the year ended June 30, 1999).

EXHIBIT                                                                                                            PAGE
NUMBER                                EXHIBIT DESCRIPTION                                                         NUMBER
------                                -------------------                                                         ------
10(d)(ii)    Amended and Restated Employment Agreement dated as of July 1,                                            --
             1998 between the Company and John H. Foster (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1998).

10(d)(iii)   Amendment dated September 1, 1998 to the Amended and Restated                                            --
             Employment Agreement dated as of July 1, 1998 between the Company and John H. Foster (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1998).

10(e)        Employment Agreement dated as of May 30, 1999 between the                                                --
             Company and Timothy E. Foster (incorporated by reference to Exhibit
             10(a) to the Company's Current Report Form 8-K dated July 1, 1999).

10(f)        Employment Agreement dated as of May 30, 1999 between the Company                                        --
             and James W. McLane (incorporated by reference to Exhibit 10(b) to the Company's Current Report on Form 8-K dated July 1, 1999).

10(g)        Employment Agreement dated as of May 30, 1999 between the Company                                        --
             and Robert E. Healy, Jr. (incorporated by reference to Exhibit
             10(c) to the Company's Current Report on Form 8-K dated July 1,
             1999).

10(h)(i)     Revolving Credit Facility Agreement dated as of May 27, 1994 by                                          --
             and among NovaCare and certain of its subsidiaries and PNC Bank,
             First Union National Bank of North Carolina, Mellon Bank, N.A.,
             Nations Bank of North Carolina, N.A., CoreStates Bank, N.A., and
             National Westminster Bank, N.A. (incorporated by reference to
             Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for
             the quarter ended March 31, 1994).

10(h)(ii)    Revolving Credit Facility Credit Agreement First Amendment                                               --
             dated as of September 20, 1994 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of
             North Carolina, Mellon Bank, N.A., Nations Bank of North Carolina,
             N.A., CoreStates Bank, N.A., and National Westminster Bank, N.A.
             (incorporated by reference to Exhibit 10(a) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended December 31,
             1994).

10(h)(iii)   Revolving Credit Facility Agreement Second Amendment dated as                                            --
             of November 28, 1994 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North
             Carolina, Mellon Bank, N.A., Nations Bank of North Carolina, N.A.,
             CoreStates Bank, N.A., National Westminster Bank, N.A., and Fleet
             Bank of Massachusetts, N.A. (incorporated by reference to Exhibit
             10(b) to the Company's Quarterly Report on Form 10-Q for the
             quarter ended December 31, 1994).

EXHIBIT                                                                                                            PAGE
NUMBER                                EXHIBIT DESCRIPTION                                                         NUMBER
------                                -------------------                                                         ------
10(h)(iv)    Revolving Credit Facility Agreement Third Amendment dated as                                             --
             of May 15, 1995 by and among NovaCare and certain of its
             subsidiaries and PNC Bank, N.A., First Union National Bank of North
             Carolina, Mellon Bank, N.A., Nationsbank, N.A. (Carolina),
             CoreStates Bank, N.A., NatWest Bank, N.A., and Fleet Bank of
             Massachusetts, N.A. (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1995).

10(h)(v)     Revolving Credit Facility Agreement Fourth Amendment dated as                                            --
             of May 19, 1995 by and among NovaCare and certain of its
             subsidiaries and PNC Bank, N.A., First Union National Bank of North
             Carolina, Mellon Bank, N.A., Nationsbank, N.A. (Carolina),
             CoreStates Bank, N.A., NatWest Bank, N.A., and Fleet Bank of
             Massachusetts (incorporated by reference to Exhibit 10(a) to the
             Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1995).

10(h)(vi)    Revolving Credit Facility Agreement Fifth Amendment dated as                                             --
             of June 30, 1996 by and among NovaCare and certain of its
             subsidiaries and PNC Bank, N.A., First Union National Bank of North
             Carolina, Mellon Bank, N.A., Nationsbank, N.A. (Carolina),
             CoreStates Bank, N.A., and Fleet Bank of Massachusetts
             (incorporated by reference to Exhibit 10(j)(vi) to the Company's
             Annual Report on Form 10-K for the year ended June 30, 1996).

10(h)(vii)   Revolving Credit Facility Agreement Sixth Amendment dated as                                             --
             of June 30, 1996 by and among NovaCare and certain of its
             subsidiaries and PNC Bank, N.A., CoreStates Bank, N.A., First Union
             National Bank of North Carolina, Fleet Bank of Massachusetts, N.A.,
             Mellon Bank, N.A. and Nationsbank, N.A. (incorporated by reference to Exhibit 10(j)(vii) to the Company's Annual Report on Form 10-K
             for the year ended June 30, 1996).

10(h)(viii)  Revolving Credit Facility Agreement Seventh Amendment dated                                              --
             as of November 4, 1996 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North
             Carolina, Mellon Bank, N.A., Nationsbank, N.A. (Carolina),
             CoreStates Bank, N.A., and Fleet Bank of Massachusetts, N.A.
             (incorporated by reference to Exhibit 10(a) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended September 30,
             1996).

10(h)(ix)    Revolving Credit Facility Agreement Eighth Amendment dated as                                            --
             of January 30, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North
             Carolina, Mellon Bank, N.A., Nationsbank, N.A., CoreStates Bank,
             N.A., Fleet Bank of Massachusetts, N.A., The Bank of New York, and
             SunTrust Bank (Central Florida), N.A. (incorporated by reference to
             Exhibit (10)(j)(ix) to the Company's Annual Report on Form 10-K for
             the year ended June 30, 1998).

EXHIBIT                                                                                                            PAGE
NUMBER                                EXHIBIT DESCRIPTION                                                         NUMBER
------                                -------------------                                                         ------
10(h)(x)     Revolving Credit Facility Agreement Ninth Amendment dated as of                                          --
             January 30, 1997 by and among NovaCare and certain of its
             subsidiaries and PNC Bank, N.A., First Union National Bank of North
             Carolina, Mellon Bank, N.A., Nationsbank, N.A., CoreStates Bank,
             N.A., Fleet Bank of Massachusetts, N.A., The Bank of New York, and
             SunTrust Bank (Central Florida), N.A. (incorporated by reference to
             Exhibit 10(j)(x) to the Company's Annual Report on Form 10-K for
             the year ended June 30, 1998).

10(h)(xi)    Revolving Credit Facility Agreement Tenth Amendment dated as of                                          --
             March 31, 1997 by and among NovaCare and certain of its
             subsidiaries and PNC Bank, N.A., First Union National Bank of North
             Carolina, Mellon Bank, N.A., Nationsbank, N.A., CoreStates Bank,
             N.A., Fleet National Bank, The Bank of New York, and SunTrust Ban
             (Central Florida), N.A. (incorporated by reference to Exhibit
             10(j)(xi) to the Company's Annual Report on Form 10-K for the year ended June 30, 1997).

10(h)(xii)   Revolving Credit Facility Agreement Eleventh Amendment dated                                             --
             as of June 27, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North
             Carolina, Mellon Bank, N.A., Nationsbank, N.A., CoreStates Bank,
             N.A., Fleet National Bank, The Bank of New York, SunTrust Bank
             (Central Florida), N.A., and Bank One (Kentucky), N.A.
             (incorporated by reference to Exhibit 10(j)(xii) to the Company's
             Annual Report on Form 10-K for the year ended June 30, 1998).

10(h)(xiii)  Revolving Credit Facility Agreement Twelfth Amendment dated                                              --
             as of September 30, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank, Mellon
             Bank, N.A., NationsBank, N.A., Corestates Bank, N.A., Fleet Bank,
             The Bank of New York, SunTrust Bank (Central Florida) N.A., Bank
             One (Kentucky) N.A., The Fuji Bank, Limited (New York Branch),
             Crestar Bank, Bank of Tokyo-Mitsubishi Trust Company, and AmSouth
             Bank (incorporated by reference to Exhibit 10(a) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended September 30,
             1997).

10(h)(xiv)   Revolving Credit Facility Agreement Thirteenth Amendment dated                                           --
             as of November 17, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A., Corestates Bank, N.A., First Union
             National Bank, Fleet National Bank, Mellon Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
              of Tokyo-Mitsubishi Trust Company, AmSouth Bank (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1998).

EXHIBIT                                                                                                            PAGE
NUMBER                                EXHIBIT DESCRIPTION                                                         NUMBER
------                                -------------------                                                         ------
10(h)(xv)    Revolving Credit Facility Agreement Fourteenth Amendment dated                                           --
             as of February 24, 1998 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., Corestates Bank, N.A., First Union
             National Bank, Fleet National Bank, Mellon Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1998).

10(h)(xvi)   Revolving Credit Facility Agreement Fifteenth Amendment dated                                            --
             as of February 27, 1998 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., Corestates Bank, N.A., First Union
             National Bank, Fleet National Bank, Mellon Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank (incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1998).

10(h)(xvii)  Revolving Credit Facility Agreement Sixteenth Amendment dated as of                                      --
             March 30, 1998 by and among NovaCare and certain of its
             subsidiaries and PNC Bank, N.A., Corestates Bank, N.A., First Union
             National Bank, Fleet National Bank, Mellon Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank (incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1998).

10(h)(xviii) Revolving Credit Facility Agreement Seventeenth Amendment                                                --
             dated as of June 30, 1998 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank,
             Fleet National Bank, Mellon Bank, N.A., Nations Bank, N.A., The
             Bank of New York, SunTrust Bank (Central Florida) N.A., Bank One
             (Kentucky) N.A., The Fuji Bank, Limited (New York Branch), Crestar
             Bank, Bank of Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of
             America NT & SA, Comerica Bank, Credit Lyonnais (New York Branch),
             Cooperative Centrale Raiffersen-Boerenleenbank B.A., "Rabobank
             Nederaland", (New York Branch), The Tokai Bank, Limited (New York
             Branch), Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10(i) (xviii) to the Company's Annual Report on Form
             10-K for the year ended June 30, 1998).

EXHIBIT                                                                                                            PAGE
NUMBER                                EXHIBIT DESCRIPTION                                                         NUMBER
------                                -------------------                                                         ------
10(h)(xix)   Revolving Credit Facility Agreement Eighteenth Amendment dated                                           --
             as of December 18, 1998 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A., First Union National Bank, Fleet
             National Bank, Mellon Bank, N.A., Nations Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of America NT
             and SA, Comerica Bank, Credit Lyonnais (New York Branch),
             Cooperative Centrale Raiffersen- Boerenleenbank B.A., "Rabobank
             Nederland" (New York Branch), The Tokai Bank, Limited (New York
             Branch), Toronto Dominion (Texas), Inc. (incorporated by reference top Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q
             for the quarter ended March 31, 1999).

10(h)(xx)    Revolving Credit Facility Agreement Nineteenth Amendment dated                                           --
             as of March 31, 1999 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A, First Union National Bank, Fleet
             National Bank, Mellon Bank, N.A., Nations Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of America NT
             and SA, Comerica Bank, Credit Lyonnais (New York Branch),
             Cooperative Centrale Raiffersen-Boerenleenbank B.A., "Rabobank
             Nederland" (New York Branch), The Tokai Bank, Limited (New York
             Branch), Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for
             the quarter ended March 31, 1999).

10(h)(xxi)   Revolving Credit Facility Agreement Twentieth Amendment dated                                            --
             as of April 19, 1999 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A, First Union National Bank, Fleet
             National Bank, Mellon Bank, N.A., Nations Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of America NT
             and SA, Comerica Bank, Credit Lyonnais (New York Branch),
             Cooperative Centrale Raiffersen-Boerenleenbank B.A., "Rabobank
             Nederland" (New York Branch), The Tokai Bank, Limited (New York
             Branch), Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for
             the quarter ended March 31, 1999).

EXHIBIT                                                                                       PAGE
NUMBER                        EXHIBIT DESCRIPTION                                            NUMBER
-------                       -------------------                                           --------
10(h)(xxii)  Revolving Credit Facility Agreement Twenty First Amendment                         --
             -- dated as of April 19, 1999 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A, First Union National Bank, Fleet
             National Bank, Mellon Bank, N.A., Nations Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of America
             N.A., Comerica Bank, Credit Lyonnais (New York Branch), Cooperative
             Centrale Raiffersen-Boerenleenbank B.A., "Rabobank Nederland" (New
             York Branch), The Tokai Bank, Limited (New York Branch), Toronto
             Dominion (Texas), Inc. (incorporated by reference to Exhibit
             10(h)(xxii) to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

10(h)(xxiii) Revolving Credit Facility Agreement dated as of October 18, 1999 by                --
             and among NovaCare and certain of its subsidiaries and PNC Bank
             N.A. (incorporated by reference to Exhibit 10(a) to the Company's
             Current Report on Form 8-K dated November 2, 1999).

10(i)        Supplemental Benefits Plan as amended to date (incorporated by                     --
             reference to Exhibit 10(k) to the Company's Annual Report on Form
             10-K for the year ended June 30, 1998).

10(j)        Subscriber Services Agreement dated as of July 1, 1999 between                     --
             NovaCare, Inc. and NovaCare Employee Services, Inc. (incorporated by reference to Exhibit 10(b) to the Company's Current Report on
             Form 8-K dated November 2, 1999).

10(k)(i)     Amended and Restated Employment Agreement dated as of September                    --
             27, 2000 between the Company and David R. Burt

10(k)(ii)    Convertible Subordinated Note dated as of September 27, 2000 issued                --
             by the Company to David R. Burt

21           Subsidiaries of the Company.                                                       --

23           Consent of Independent Accountants.                                                --

24           Power of Attorney (see "Power of Attorney" in Form 10-K).                          --

27           Financial Data Schedule.                                                           --

         Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same.

         Exhibits denoted by an asterisk were filed prior to the Company's adoption of filing via EDGAR.