Form 10-Q
period 2000-09-30
NAHC INC
filed 2000-11-14
CIK 802843

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000



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

                                      Yes __X__        No _____

As of October 31, 2000, NAHC, Inc. had 63,343,263 shares of common stock, $.01 par value, outstanding.

                           NAHC, INC. AND SUBSIDIARIES

                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

PART NO.          ITEM NO.                      DESCRIPTION                                           PAGE NO.
--------          --------                      -----------                                           --------
     I                           FINANCIAL INFORMATION

                     1           Financial Statements

                                 - Condensed Consolidated Balance Sheets as of
                                    September 30, 2000 and June 30, 2000                                  1

                                 - Condensed Consolidated Statements of Operations for
                                    the Three Months Ended September 30, 2000 and 1999                    2

                                 - Condensed Consolidated Statements of Cash Flows for
                                    the Three Months Ended September 30, 2000 and 1999                    3

                                 -  Notes to Condensed Consolidated Financial Statements                  4

                     2           Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                     13

                     3           Quantitative and Qualitative Disclosure About Market Risk               17

    II                           OTHER INFORMATION

                     1           Legal Proceedings                                                       18
                     2           Changes in Securities and Use of Proceeds                               20
                     3           Defaults Upon Senior Securities                                         20
                     4           Submissions of Matters to a Vote of Security Holders                    20
                     5           Other Information                                                       20
                     6           Exhibits and Reports on Form 8-K                                        20

Signatures                                                                                               21

                           NAHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2000 AND JUNE 30, 2000
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)


                                                                            SEPTEMBER 30,          June 30,
                                                                               2000                  2000
                                                                             ---------             ---------
ASSETS
Current assets:
   Cash and cash equivalents ....................................            $   6,997             $  10,008
   Escrow receivable ............................................                   --                 4,506
   Deferred income taxes ........................................                2,164                 2,210
   Restricted cash - current portion ............................                4,771                17,002
   Other current assets, principally miscellaneous receivables ..                2,061                 3,841
                                                                             ---------             ---------
       Total current assets .....................................               15,993                37,567
                                                                             ---------             ---------
                                                                             $  15,993             $  37,567
                                                                             =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ........................            $   3,345             $  12,242
   Net liabilities remaining from discontinued operations .......                3,304                15,186
   Income taxes payable .........................................                1,685                 2,226
                                                                             ---------             ---------
       Total current liabilities ................................                8,334                29,654
Deferred income taxes ...........................................                2,164                 2,210

Note payable to officer .........................................                   60                    --
                                                                             ---------             ---------
       Total liabilities ........................................               10,558                31,864
Commitments and contingencies
Shareholders' equity:
   Common stock, $.01 par value; authorized 200,000 shares;
     issued 68,672 shares at September 30, 2000 and June 30, 2000                  687                   687
   Additional paid-in capital ...................................              274,646               274,646
   Accumulated deficit ..........................................             (227,224)             (226,956)
                                                                             ---------             ---------
                                                                                48,109                48,377
   Less:Common stock in treasury (at cost), 5,308 shares at
       September 30, 2000 and June 30, 2000 .....................              (42,674)              (42,674)
                                                                             ---------             ---------
       Total shareholders' equity ...............................                5,435                 5,703
                                                                             ---------             ---------
                                                                             $  15,993             $  37,567
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

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)


                                                                                FOR THE THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                              ------------------------------
                                                                                2000                 1999
                                                                              --------             ---------
Net revenues .....................................................            $     --             $      --
Cost of services .................................................                  --                    --
                                                                              --------             ---------
    Gross profit .................................................                  --                    --
Selling, general and administrative expenses .....................               2,081                13,734
(Credit) provision for restructure ...............................                  --                (1,987)
                                                                              --------             ---------
    (Loss) from operations .......................................              (2,081)              (11,747)
Investment and other income, net .................................                 248                   406
Gain on sale of property and equipment ...........................                  --                 1,528
Interest expense .................................................                 (54)               (4,490)
                                                                              --------             ---------
    (Loss) before income taxes ...................................              (1,887)              (14,303)
Income taxes .....................................................                  --                    --
                                                                              --------             ---------
    (Loss) from continuing operations ............................              (1,887)              (14,303)
Income from discontinued operations, net of tax ..................                  --                11,448
Gain (loss) on disposal of discontinued operations ...............               1,619              (317,433)
                                                                              --------             ---------
Net (loss) .......................................................                (268)             (320,288)
                                                                              ========             =========
(Loss) per share from continuing operations - basic and
    assuming dilution ............................................               (0.03)                (0.23)
                                                                              ========             =========
(Loss) per share - basic and  assuming dilution ..................                  --                 (5.06)
                                                                              ========             =========
Weighted average number of shares outstanding - basic and
    assuming dilution ............................................              63,343                63,274
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

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)



                                                                                  FOR THE THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 ------------------------------
                                                                                   2000                  1999
                                                                                 --------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) .........................................................            $   (268)            $(320,288)
 Adjustments to reconcile net (loss) to net cash flows
  from operating activities of continuing operations:
(Income) from discontinued operations, net of tax ...................                  --               (11,448)
 (Gain) loss on disposal of discontinued operations .................              (1,619)              317,433
(Credit) provision for restructure ..................................                  --                (1,987)
(Gain) on sale of property and equipment ............................                  --                (1,528)
  Depreciation and amortization .....................................                  --                   849
  Changes in assets and liabilities, net of effects from acquisitions and dispositions:
     Other current assets, principally miscellaneous receivables ....               1,780                (1,609)
     Accounts payable and accrued expenses ..........................              (8,837)               (6,638)
     Income taxes payable ...........................................                (541)               (3,281)
     Escrow receivable, net .........................................               4,506                    --
     Other, net .....................................................                  --                 3,611
                                                                                 --------             ---------
     Net cash flows (used in) continuing operations .................              (4,979)              (24,886)
     Net cash flows (used in) discontinued operations ...............             (10,263)               (1,837)
                                                                                 --------             ---------
     Net cash flows (used in) operating activities ..................             (15,242)              (26,723)
                                                                                 --------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Continuing operations - proceeds from sale of property and equipment                  --                 4,934
 Discontinued operations:
    Net proceeds from sales of businesses ...........................                  --               392,695
    Release of restricted cash ......................................              12,231                    --
    Payments for businesses acquired, net of cash acquired ..........                  --                (5,321)
    Additions to property and equipment .............................                  --                (3,627)
                                                                                 --------             ---------
Net cash flows provided by investing activities .....................              12,231               388,681
                                                                                 --------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt and credit arrangements - continuing operations .....                  --              (347,879)
Proceeds from debt and credit arrangements - discontinued operations                   --                 1,528
Payment of debt and credit arrangements - discontinued operations ...                  --                (5,487)
Proceeds from common stock issued ...................................                  --                   100
                                                                                 --------             ---------
      Net cash flows (used in) financing activities .................                  --              (351,738)
                                                                                 --------             ---------

Net (decrease) increase in cash and cash equivalents ................              (3,011)               10,220
Cash and cash equivalents, beginning of period ......................              10,008                17,110
                                                                                 --------             ---------
Cash and cash equivalents, end of period ............................            $  6,997             $  27,330
                                                                                 ========             =========


      The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                           NAHC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                      (In thousands, except per share data)
                                   (Unaudited)


1. BASIS OF PRESENTATION

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

        The Company has disposed of all of its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its assets, general administrative matters and the preparation for potential liquidation or investment. Accordingly, the accompanying consolidated financial statements reflect all the Company's results of operations and cash flows as discontinued operations, except for its remaining general and administrative activities which are treated as continuing operations. Management believes that the information in this Form 10-Q should be read in conjunction with the information in the Company's Annual Report on Form 10-K for the year ended June 30, 2000, which is on file with the Securities and Exchange Commission.

         These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended June 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods include all adjustments necessary for a fair statement of the results for such interim periods.


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

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

      Financial Restructuring.

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

      There are a number of significant risks associated with the Company's implementation of the Plan. Because of the factors cited above, the Company's estimate of possible net assets available for distribution or investment is extremely uncertain. Furthermore, due to the uncertainty of the amount and timing with regard to cash flows, there can be no assurance that the Company will have sufficient cash flow to satisfy obligations when they become due. Under those circumstances, the Company may seek short-term financing, attempt to negotiate lower settlement amounts with regard to its obligations or seek protection under the bankruptcy laws. Furthermore, even if the Company has sufficient net assets to pursue a business acquisition or combination in accordance with the Plan, there can be no assurance that the Company will be able to identify an opportunity on commercially acceptable terms or that the Company could successfully operate any business that may ultimately be acquired. In the event that the Company is unable to achieve a business combination or the Board of Directors decides to liquidate the Company, all of the possible income tax benefit of the Company's net operating loss carryforwards will be lost.

      The Amount Of Net Assets, If Any, Available For Investment Or Distribution In Liquidation Are Extremely Uncertain.

      Since the Company first made estimates of its liquidation value in its proxy statement dated August 13, 1999, management has from time to time materially lowered those estimates, and there can be no assurance that such estimates, including those estimates contained in this report on Form 10-Q, will not be materially lowered in the future. The range of the estimate per share of Common Stock reflects the inherent uncertainty of the Company's liquidation value. This uncertainty is due, in general, to the nature of the Company's assets and its contingent liabilities. The vast majority of the Company's assets consist of delinquent or disputed accounts receivable which the Company is attempting to collect through litigation. Counterclaims have been filed against the Company in many of these actions. The results of these collection actions are inherently uncertain.

      The Outcome of Claims, Suits and Complaints Could Have an Adverse Effect on the Company's Business, Financial Condition, Results of Operations and Liquidity.

      As discussed in Note 7, the Company is party to a number of claims, suits and complaints which have arisen in the ordinary course of business and in the course of selling its operating businesses. Furthermore, the Company is a defendant in multiple litigation matters. The outcome of these matters is not possible to predict. If the Company suffers an adverse ruling or judgment in any of these cases, the Company will be forced to seek bankruptcy law protection.

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

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

      Cash Flows May Be Inadequate To Carry Out The Affairs Of The Company In The Normal Course.

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

      Extension Of Liquidation Date May Increase Expenses And Further Reduce Liquidation Value.

      The Plan of Restructuring approved by the Company's stockholders gave the Board of Directors discretion to extend the Company's search for possible acquisition candidates or other investment opportunities, and thus delay the Liquidation Date from December 31, 2000. The Board has chosen to exercise this discretion, and it is now expected that the Company's liquidation will not occur, if at all, until at least June 30, 2001. The decision to extend the Liquidation Date could result in the further depletion of proceeds available to stockholders should the Board later decide to proceed with the liquidation of the Company.

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

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

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


3. DISCONTINUED OPERATIONS

         During fiscal 1999, the Company sold its LTCS business to Chance Murphy, Inc. ("Chance Murphy"). In fiscal 2000, the Company sold its remaining operating businesses: the O&P business was sold on July 1, 1999, the Company's interest in NCES was sold on October 19, 1999 and the PROH business was sold on November 19, 1999.

         In conjunction with the sale of LTCS, the Company provided a working capital guarantee of $30,000 and Chance Murphy agreed to pay to the Company the amount, if any, of working capital as of June 1, 1999 in excess of $30,000 or to transfer to the Company any remaining accounts receivable relating to periods prior to June 1, 1999 once the working capital guarantee had been satisfied. On November 11, 1999, the Company was released from the commitment under the guarantee and the remaining accounts receivable reverted back to the Company. These receivables, in addition to the remaining accounts receivable of the LTCS Western operations which were closed in fiscal 1999, are included in the net liabilities remaining from discontinued operations below.

         In conjunction with the November 11, 1999 release, the Company and Chance Murphy established an escrow account in support of indemnifications made by the Company relating to potential cost report settlements with Medicare, Medicaid and other third-party payers for the Company's services provided prior to selling the business to Chance Murphy. The escrow account was funded by Chance Murphy, up to a maximum of $3,000, from cash collections of receivables due directly from these payers. Pursuant to the agreement, the funds will remain in escrow until such time that the Company and Chance Murphy determine that all indemnification obligations and any related third-party claims have been resolved. The escrow agreement expires 30 days after the end of the period of limitations for which the filed cost reports may be subject to audit. At that time, or prior to that time, at the mutual agreement of Chance Murphy and the Company, any funds in excess of outstanding claims will be released to the Company. At September 30, 2000, the Company had $1,508 in escrow, net of reserves, and approximately $2,068 of accounts receivable due from third-party payers and Chance Murphy. The accounts receivable due from third-party payers relate to outstanding cost report appeals. These receivables are contingent assets and are not included in the accompanying balance sheet as the appeals have not been finally settled.

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

         Results of operations for all of the Company's discontinued operations (consisting of the outpatient services, employee services and long-term care services operating segments) were as follows for the three months ended September 30, 2000 and 1999.

                                   THREE MONTHS ENDED SEPTEMBER 30,
                                         2000           1999
                                        -------       --------
Net revenues ....................       $    --       $361,782
Income before income taxes ......            --          4,953
Income tax benefit ..............            --          6,495
                                        -------       --------
Net income ......................       $    --       $ 11,448
                                        =======       ========

         The income tax benefit for the three months ended September 30, 1999 results from a reversal of accrued income tax liabilities in conjunction with the sales of the Company's operating businesses, net of state income taxes provided.

         The $1,619 gain on disposal of discontinued operations in the accompanying statement of operations for the three months ended September 30, 2000, primarily relates to changes in estimates relating to the settlement of certain legal claims and the settlements of third-party cost reports, and an additional amount provided in respect of legal costs relating to outstanding litigation during the three months ended September 30, 2000.

         Net (liabilities remaining from) assets of discontinued operations consist of the following:


                                                                                   SEPTEMBER 30,       June 30,
                                                                                      2000               2000
                                                                                    --------           --------
        Accounts receivable, net ...............................................       3,818              6,441
        Medicare indemnification receivables, net ..............................       8,447              8,629
        Other assets, principally notes and escrow receivables .................       5,245              5,297
        Accrued liabilities ....................................................     (18,964)           (30,433)
        Note payable to Hanger due December, 2000 ..............................      (1,850)            (3,700)
        Other liabilities ......................................................          --             (1,420)
                                                                                    --------           --------
        Net (liabilities remaining from) assets of discontinued operations .....      (3,304)           (15,186)
        Less: current portion ..................................................       3,304             15,186
                                                                                    --------           --------
        Net assets of discontinued operations - non-current portion ............    $     --           $     --
                                                                                    ========           ========


          At September 30, 2000, the accounts receivable and Medicare indemnification receivables are net of reserves amounting to $15,506 and $13,591, respectively. It is at least reasonably possible that established reserves may need to be adjusted based on the resolution of one or more future events for which the eventual outcome is uncertain at this time.

         Approximately $2,445 of the long-term care services accounts receivable, net of reserves of $3,105, have been converted into notes receivable and are included in other assets above. These notes are expected to be repaid over the next two years.

         Approximately 58% of the 3,818 of accounts receivable is due from 3 customers. The Company does not have any collateral with respect to the outstanding accounts receivable and Medicare indemnification receivables.

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

         Net (liabilities remaining from) assets of discontinued operations by segment consists of the following:


                                                 SEPTEMBER 30,       June 30,
                                                     2000              2000
                                                   --------          --------
         Long-term care services..............     $  6,970          $  6,480
         Employee services....................           --            (1,780)
         Outpatient services..................      (10,274)          (19,886)
                                                   --------          --------
                                                   $ (3,304)         $(15,186)
                                                   ========          ========


4. PROVISION FOR RESTRUCTURE

         In the fourth quarter of fiscal 1999, the Company recorded a provision for restructure of $12,260 related to a program to reduce its selling, general and administrative costs incurred at its corporate headquarters. The program involved the termination of 74 employees of which all affected employees have been terminated as of September 30, 2000. This provision consisted of the following:

         Employee severance and related costs........................      $ 3,060
         Lease and technology agreement mitigation...................        8,515
         Write-down of property and equipment........................          685
                                                                           -------
         Total.......................................................      $12,260
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

         Activity in the accrued liability for this provision consisted of the following:

                                                                  FOR THE THREE
                                                                   MONTHS ENDED   For the year
                                                                   SEPTEMBER 30,  ended June 30,
                                                                      2000            2000
                                                                     ------         -------
         Balance, beginning of period..........................      $  791         $11,575
         Reversal of provision for restructure.................         --           (1,987)
         Payments and other reductions.........................        (410)         (8,797)
                                                                     ------         -------
         Balance, end of period................................      $  381         $   791
                                                                     ======         =======

The Company expects that all of these remaining costs, primarily benefits for terminated employees, will be expended by June 30, 2001.

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

5. NET (LOSS) INCOME PER SHARE

         The following table sets forth the computation and reconciliation of net (loss) income per share-basic and net (loss) income per share-assuming dilution:


                                                         FOR THE THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         ----------------------------
                                                           2000               1999
                                                         --------           ---------
(LOSS) FROM CONTINUING OPERATIONS ...................    $ (1,887)          $ (14,303)
INCOME FROM DISCONTINUED OPERATIONS,
   NET OF TAX .......................................          --              11,448
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED
   OPERATIONS .......................................       1,619            (317,433)
                                                         --------           ---------
NET (LOSS) ..........................................    $   (268)          $(320,288)
                                                         ========           =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND
    ASSUMING DILUTION ...............................      63,343              63,274
                                                         ========           =========

  (LOSS) PER SHARE FROM CONTINUING OPERATIONS -
   BASIC AND ASSUMING DILUTION ......................    $  (0.03)          $   (0.23)

  INCOME PER SHARE FROM DISCONTINUED OPERATIONS -
    BASIC AND ASSUMING DILUTION .....................          --                0.18
  GAIN (LOSS) PER SHARE ON DISPOSAL OF
    DISCONTINUED OPERATIONS - BASIC AND ASSUMING
    DILUTION ........................................        0.03               (5.01)
                                                         --------           ---------
  NET (LOSS) PER SHARE - BASIC AND ASSUMING
    DILUTION ........................................    $     --           $   (5.06)
                                                         ========           =========


         The Company did not include the common stock equivalents of a $60 convertible subordinated note because its effects are antidilutive in all periods. There were no transactions subsequent to September 30, 2000 that would have materially changed the number of shares used in computing loss from continuing operations per share - basic and assuming dilution.


6. NOTE PAYABLE TO OFFICER

     On September 27, 2000, the Company issued a 10% convertible subordinated note to the Chief Executive Officer in the amount of $60 as compensation for services performed in the first quarter of fiscal 2001.


7. COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which have arisen in the course of its business. Also, in conjunction with the sales of its businesses, the Company has indemnified the purchasers for certain obligations. Described below are certain claims, suits or complaints which, in the opinion of management, would have a material adverse effect on the Company's business, financial condition, results of operations and liquidity. Collectively, the damages sought to be recovered from the Company in these cases are in the hundreds of millions of dollars.

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

         Brady v. NAHC, Inc., et al., in the United States District Court for the Eastern District of Pennsylvania. This is a purported class action case filed on behalf of all persons who purchased the common stock of NAHC during the period between April 5, 1999 through and including November 22, 1999. Five similar actions have been filed in the Eastern District of Pennsylvania, including one that alleges a class period from May 20, 1998 through November 22, 1999. The Company expects that all similar cases will be consolidated into a single action. PricewaterhouseCoopers LLP is named as a defendant in one of the cases.

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

         United States of America, ex rel., Saul Epstein v. NovaCare, Inc., et al., Civil Action No. 98-CV-4185. This qui tam action was filed on or about August 10, 1998 by Saul R. Epstein on behalf of the United States government, in camera and under seal in the United States District Court for the Eastern District of Pennsylvania, asserting claims against the Company for violations of the False Claims Act. On October 12, 1999, the United States Attorney for the Eastern District of Pennsylvania elected not to intervene in the matter and not to prosecute the complaint on behalf of the United States. On October 21, 1999 the complaint was unsealed. On November 26, 1999 an amended complaint was filed and subsequently served on the Company. The amended complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5 to $10 for each violation, plus attorneys' fees, experts' fees and costs of the suit. This matter currently is in discovery. The relator plaintiff recently made a motion to the court to add as defendants Select Medical Corporation ("Select") and certain of the subsidiary corporations acquired by Select from the Company as part of the PROH transaction. That motion is before the court. Pursuant to the purchase and sale agreement for the sale of the Company's PROH division to Select, the Company has indemnified Select and the PROH subsidiaries acquired by Select for any damages that any of those entities sustain arising from this action relating to conduct prior to the sale to Select. The Company may not have sufficient assets to try this case should it proceed to trial. In the event that the plaintiff obtains an adverse judgment, there will be no assets for investment or liquidation and the Company will file for bankruptcy law protection.

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

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

     After September 30, the Company settled three claims that were in litigation or arbitration; Complete Care v. NovaCare, U.S. ex. rel. Gublo v. NovaCare, and an action brought by a former employee.

                           NAHC, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

       NAHC, Inc. ("NAHC" or the "Company"), formed in 1985, was a national leader in physical rehabilitation services and employee services prior to the sale of all of its operating segments. In order to satisfy its indebtedness, the Company sold each of its operating segments in a series of divestiture transactions commencing June 1, 1999 and ending on November 19, 1999. As a result of the completion of these transactions, the Company currently has no operating business.

         NAHC is a company in transition, attempting to manage its liabilities and realize its remaining assets. Any investment in the Company should be considered extremely speculative and risky. The Company's current estimate of net proceeds available for distribution per outstanding share upon liquidation of the Company is between ($0.30) and $0.01. See "Liquidity and Capital Resources - Liquidation Analysis and Estimates." There is a substantial risk that the Company will be forced to seek bankruptcy law protection.

         On July 1, 1999, the Company completed the sale of its orthotic and prosthetic ("O&P") business to Hanger Orthopedic Group, Inc. ("Hanger").

         On September 21, 1999, the stockholders of the Company approved three proposals submitted as part of a Special Meeting of Stockholders. The first proposal recommended the sale of the Company's Physical Rehabilitation and Occupational Health ("PROH") division, the second proposal recommended the sale of the Company's 64% interest in NovaCare Employee Services, Inc. ("NCES") and the third proposal recommended the adoption of a plan to restructure the Company. Under the third proposal, a Plan of Restructuring was adopted whereby if, by the designated liquidation date, currently June 30, 2001, the Company is unable to find suitable acquisition candidates to reinvest any remaining net assets, it will liquidate, unless the Board of Directors, in its discretion, determines otherwise.

         On October 19, 1999, the Company completed the sale of its 64% interest in NCES to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES's outstanding shares.

         On November 19, 1999, the Company completed the sale of the PROH business to Select Medical Corporation. In conjunction with the PROH sale, the "NovaCare" name was also sold and the Company changed its name to NAHC, Inc. effective March 28, 2000.

         The Company's former long-term care services segment was disposed in fiscal 1999 with the closing of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. The Company's former employee services segment was disposed through the Company's sale of its interest in NCES. The Company's former outpatient services segment was disposed through the sales of O&P and PROH. As a result of these transactions, the Company has disposed of all of its operating segments. The Company's remaining activities consist of managing the litigation against the Company, attempting to realize its remaining assets, general administrative matters and the preparation for potential liquidation or investment.

         Accordingly, the Company has reflected substantially all of its results of operations and cash flows, for the current and all prior periods as discontinued operations except for its remaining general and administrative activities which are treated as continuing operations.

                           NAHC, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. SEPTEMBER 30, 1999

Continuing Operations

         The loss before income taxes from continuing operations was $1.9 million for the three months ended September 30, 2000 compared to $14.3 million for the same period last year, reflecting the wind-down of the Company's administrative functions as a result of the sale of its businesses. The primary reasons for the decrease in the loss were (i) a decrease in selling, general and administrative costs of approximately $11.7 million, principally as a result of the reduction of the Company's employee base and (ii) interest expense decreased by approximately $4.4 million as a result of the payment of the Company's line of credit and convertible debentures.

         There is no provision for or benefit from income taxes for the three months ended September 30, 2000 as the Company could not utilize, for income tax purposes, the loss incurred in the period. The Company has net operating loss carryforwards ("NOLs") in the range of approximately $110.0 million to $170.0 million as of September 30, 2000. The ultimate amount of the NOLs is dependent on future actions and it is reasonably possible that the actual amount may be outside the range noted above. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. Accordingly, the Company has provided a full valuation allowance against the entire net deferred tax asset at September 30, 2000. For the same period last year, the Company recognized no tax benefit.

Discontinued Operations

         There was no loss from discontinued operations for the three months ended September 30, 2000 because all the Company's businesses were sold prior to December 31, 1999. The income from discontinued operations, net of tax, for the three months ended September 30, 1999 was $11.4 million due primarily to the results of the PROH and NCES business and the reversal of accrued income tax liabilities in conjunction with the sales of the Company's operating businesses. During the three months ended September 30, 2000, the Company recorded a gain on disposal of discontinued operations of $1.6 million primarily as a result of settlements of certain legal claims and settlements of third-party cost report liabilities.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     At September 30, 2000, cash and cash equivalents totaled $7.0 million compared to $10.0 million at June 30, 2000. The net decrease in cash and cash equivalents from June 30, 2000 of $3.0 million resulted principally from the payment of accrued liabilities related to the PROH, NCES and O&P dispositions, partially offset by the release of restricted cash.

     The Company's cash position, after satisfaction of its contractual obligations and operating expenses, will vary based on the amount and timing of cash flows. Cash inflows primarily consist of collections of LTCS related receivables and the release of restricted cash and the remaining LTCS sale escrow. As discussed elsewhere, cash inflows and outflows from litigation are inherently extremely uncertain. The Company's assumptions with respect to incoming and outgoing cash flows include, without limitation, assumptions that certain litigation will be settled and not actually litigated, that the settlements will be for certain minimum amounts and that the settlements will occur within certain timeframes. These assumptions are uncertain and actual timing and amounts may differ materially from amounts assumed herein. If certain of the lawsuits do not settle and instead proceed to trial, or if certain of the lawsuits do not settle for the amounts that the Company has assumed, this will have a material adverse impact on the Company's liquidity and cash flow and will likely require the Company to seek bankruptcy law protection. Furthermore, if certain of these lawsuits are not settled within the timeframes assumed by the Company, the Company will be required to incur additional costs and expenses, which would likely force the Company to seek bankruptcy law protection.

                           NAHC, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Finally, if there is an adverse judicial finding in any of the litigation listed in Note 7 to the Company's consolidated condensed financial statements filed as part of this report, the Company may be forced to seek bankruptcy law protection. Due to the uncertainty of the amount and timing with regard to cash flows, there can be no assurance that the Company will have sufficient cash flow in the future to satisfy obligations when they become due. Under those circumstances, the Company may seek short-term financing, attempt to negotiate lower settlement amounts with regard to its obligations or seek bankruptcy law protection. In particular, the Company has assumed that several large payments due and owing from certain third-parties will, in fact, be paid within the next several months. If these payments are not received as currently anticipated, the Company is likely to seek protection from its creditors.

Liquidation Analysis and Estimates

     For purposes of determining the available assets, if any, that may be distributed to stockholders, in the event of a liquidation of the Company, management made the following estimates of the assets and liabilities of the Company, as of September 30, 2000. Stockholders should note that the current minimum estimate (i.e., the least amount available for stockholders) is a negative number - approximately negative $18.9 million or negative thirty cents (($.30)) per share. If the assumptions made by management in estimating the minimum estimated liquidation amount come true, management estimates that the Company's liabilities will exceed its assets by approximately $18.9 million, in which case there would be no assets available for distribution to stockholders. Furthermore, the current minimum estimate includes only estimates of potential settlements of the pending lawsuits against the Company, but does not include estimates of an adverse ruling or judgment against the Company in any of these lawsuits. If the Company suffers an adverse ruling or judgment in any of these cases, the Company will be forced to seek bankruptcy law protection.

     Any estimate of the Company's possible net assets, if any, available for distribution is extremely uncertain. This uncertainty, in general, is due to the fact that the Company's assets consist primarily of delinquent or disputed accounts receivable that are in litigation and the Company's liabilities consist of certain fixed obligations and many contingent liabilities that depend upon the outcome of legal proceedings against the Company. In connection with many of the collection actions brought by the Company against third parties to collect outstanding accounts receivable, counterclaims have been made against the Company which, in many cases, exceed the amount sought by the Company in the underlying actions. Moreover, some of the cases brought against the Company are fairly recent and, therefore, management is unable to assess the likely outcome of the proceeding. In establishing these estimates, management has made certain assumptions regarding the outcome of these cases and there can be no assurances that these assumptions will prove to be accurate. Other significant assumptions that have been made by management in establishing these estimates include (i) certain large payments being made to the Company over the next several months,
(ii) certain assumptions regarding the buyer of NCES continuing to satisfy certain workers compensation funding obligations over the next four to five years relating to former Company employees, which obligations are collateralized by Company deposits, and (iii) certain assumptions regarding the extent of indemnification claims made against the escrow account established by the Company with Chance Murphy, Inc. for Medicare settlements in connection with the LTCS sale.

                           NAHC, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                 The estimated operating costs during liquidation for the period from October 1, 2000 through June 30, 2001, the assumed liquidation date, have been based on the Company's internal estimates. It is possible that the actual liquidation date, if any, could be later if the Board of Directors, in its discretion, deems it appropriate and that the actual operating costs may differ materially from the estimates included herein.

                                                                             ($ IN MILLIONS, EXCEPT PER
                                                                                   SHARE AMOUNTS)
                                                                                 MINIMUM       MAXIMUM
                                                                                 -------       -------
(i)    ESTIMATED REALIZABLE VALUES OF ASSETS OF THE COMPANY
       Cash and cash equivalents at September 30, 2000.....................   $       7.0   $     7.0
       Restricted cash.....................................................           4.8         4.8
       Other current assets................................................           2.0         2.0
                                                                              -----------   ---------
       Total estimated assets..............................................          13.8        13.8
                                                                              -----------   ---------

(ii)   ESTIMATED LIABILITIES OF THE COMPANY
       Accounts payable and accrued expenses...............................          (3.4)       (3.4)
       Tax liabilities.....................................................          (1.7)       (1.7)
       Net liabilities of discontinued operations..........................         (21.3)       (3.3)
                                                                              -----------   ---------
       Total estimated liabilities.........................................         (26.4)       (8.4)
                                                                              -----------   ---------

(iii)  ESTIMATED OPERATING COSTS DURING LIQUIDATION
       Investment income during liquidation................................            --         0.1
       Payroll and benefits for liquidation personnel......................          (1.5)       (1.2)
       Legal, audit and other professional costs...........................          (3.6)       (2.4)
       Other costs.........................................................          (1.2)       (1.0)
                                                                              -----------   ---------
       Total estimated operating costs during liquidation..................          (6.3)       (4.5)
                                                                              -----------   ---------
       ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
         TO STOCKHOLDERS...................................................   $     (18.9)   $    0.9
                                                                              ===========   =========
       ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
         PER OUTSTANDING COMMON SHARE......................................   $     (0.30)   $   0.01
                                                                              ===========   =========


                 The following table sets forth a reconciliation of the low end of the range of the estimates set forth above under "Liquidation Analysis and Estimates" with the Company's shareholders' equity, as set forth in its unaudited Consolidated Balance Sheet as of September 30, 2000:


                                                                                   ($ IN MILLIONS)
                                                                                   ---------------
         Total shareholders' equity as of September 30, 2000....................      $     5.4
         Additional contingent costs............................................          (18.0)
         Estimated operating costs during liquidation...........................           (6.3)
                                                                                      ---------
         ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
            TO STOCKHOLDERS.....................................................      $   (18.9)
                                                                                      =========

     IN DETERMINING THE ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION PER OUTSTANDING COMMON SHARE UPON THE LIQUIDATION OF THE COMPANY OF ($0.30) TO $0.01, THE METHODS USED BY MANAGEMENT IN ESTIMATING THE VALUES AND VALUE RANGES OF THE COMPANY'S ASSETS WERE INEXACT AND MAY NOT APPROXIMATE VALUES ACTUALLY REALIZED. THESE ESTIMATES ARE SUBJECT TO NUMEROUS UNCERTAINTIES AND ALSO DO NOT REFLECT ALL CONTINGENT LIABILITIES THAT MAY MATERIALIZE. FOR THESE REASONS, THERE CAN BE NO ASSURANCE THAT THE ACTUAL NET PROCEEDS DISTRIBUTED TO STOCKHOLDERS IN LIQUIDATION WILL NOT BE SIGNIFICANTLY LESS THAN THE AMOUNT ESTIMATED. MOREOVER, NO ASSURANCE CAN BE GIVEN THAT ANY AMOUNTS TO BE RECEIVED BY THE COMPANY'S STOCKHOLDERS IN

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


CAUTIONARY STATEMENT

         Except for historical information, matters discussed above including, but not limited to, statements concerning future operations and estimates of values to be received in liquidation, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include the outcome and costs of pending legal actions against the Company, potential claims related to businesses sold, the ability of the Company to realize its remaining assets in cash, the cost to wind up the Company's affairs in preparation for a potential liquidation or investment and the Company's ability to retain management and professional employees during its transition period.

         Management's estimate of the Company's possible net assets, if any, available for distribution is extremely uncertain. This uncertainty, in general, is due to the fact that the Company's assets consist primarily of delinquent or disputed accounts receivable that are in litigation and the Company's liabilities consist of certain fixed liabilities and many contingent liabilities that depend upon the outcome of legal proceedings against the Company. All legal proceedings are inherently uncertain. Any investment in the Company should be considered extremely speculative and risky. Prior to making any investment decision regarding the Company, stockholders and prospective stockholders are urged to read in its entirety the Company's Annual Report on Form 10-K for the year ended June 30, 2000, which is on file with the Securities and Exchange Commission, in conjunction with this Form 10-Q.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges or for purposes "other than trading" instruments that are likely to expose the Company to market risk, whether it be from interest rate, foreign currency exchange or commodity price risk. The Company has entered into no forward or futures contracts, purchased no options and entered into no swap arrangements.

                           NAHC, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

          The Company is subject to legal proceedings and claims which have arisen in the course of its business. Also, in conjunction with the sales of its businesses, the Company has indemnified the purchasers for certain obligations. Described below are certain claims, suits or complaints which, in the opinion of management, would have a material adverse effect on the Company's business, financial condition, results of operations and liquidity. Collectively, the damages sought to be recovered from the Company in these cases are in the hundreds of millions of dollars.

         Brady v. NAHC, Inc., et al., in the United States District Court for the Eastern District of Pennsylvania. This is a purported class action case filed on behalf of all persons who purchased the common stock of NAHC during the period between April 5, 1999 through and including November 22, 1999. Five similar actions have been filed in the Eastern District of Pennsylvania, including one that alleges a class period from May 20, 1998 through November 22, 1999. The Company expects that all similar cases will be consolidated into a single action. PricewaterhouseCoopers LLP is named as a defendant in one of the cases.

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

         United States of America, ex rel., Saul Epstein v. NovaCare, Inc., et al., Civil Action No. 98-CV-4185. This qui tam action was filed on or about August 10, 1998 by Saul R. Epstein on behalf of the United States government, in camera and under seal in the United States District Court for the Eastern District of Pennsylvania, asserting claims against the Company for violations of the False Claims Act. On October 12, 1999, the United States Attorney for the Eastern District of Pennsylvania elected not to intervene in the matter and not to prosecute the complaint on behalf of the United States. On October 21, 1999 the complaint was unsealed. On November 26, 1999 an amended complaint was filed and subsequently served on the Company. The amended complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5 to $10 for each violation, plus attorneys' fees, experts' fees and costs of the suit. This matter currently is in discovery. The relator plaintiff recently made a motion to the court to add as defendants Select Medical Corporation ("Select") and certain of the subsidiary corporations acquired by Select from the Company as part of the PROH transaction. That motion is before the court. Pursuant to the purchase and sale agreement for the sale of the Company's PROH division to Select, the Company has indemnified Select and the PROH subsidiaries acquired by Select for any damages that any of those entities sustain

                           NAHC, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                                   (CONTINUED)


     arising from this action relating to conduct prior to the sale to Select. The Company may not have sufficient assets to try this case should it proceed to trial. In the event that the plaintiff obtains an adverse judgment, there will be no assets for investment or liquidation and the Company will file for bankruptcy law protection.

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

          After September 30, the Company settled three claims that were in litigation or arbitration: Complete Care v. NovaCare, U.S. ex. rel. Gublo v. NovaCare, and an action brought by a former employee.

                           NAHC, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                                   (CONTINUED)



ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE


ITEM 3- DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


ITEM 5 - OTHER INFORMATION

None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibit
         Number                              Exhibit Description                                    Page Number
         ------                              -------------------                                    -----------
         10(k)(i)              Amended and Restated Employment Agreement dated as of                      --
                               September 27, 2000 between the Company and David R. Burt
                               (incorporated by reference to Exhibit 10(k)(i)  to the Company's
                               Annual Report on Form 10-K dated September 28, 2000).

         10(k)(ii)             Convertible Subordinated Note dated as of September 27, 2000               --
                               issued by the Company to David R. Burt (incorporated by reference to Exhibit 10(k)(ii) to the Company's Annual Report on Form 10-K
                               dated September 28, 2000).

         27                    Financial Data Schedule.                                                   --


(B)      Reports on Form 8-K


         There were no reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   NAHC, INC.
                            -------------------------
                                  (REGISTRANT)



NOVEMBER 14, 2000           BY /S/ DAVID R. BURT
                              --------------------------------------
                                   DAVID R. BURT
                                   CHIEF EXECUTIVE OFFICER, PRINCIPAL FINANCIAL
                                   AND ACCOUNTING OFFICER AND DIRECTOR