Form 10-Q
period 2000-12-31
NAHC INC
filed 2001-02-14
CIK 802843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


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

                              Yes   X       No
                                  ------       ------


As of December 31, 2000, NAHC, Inc. had 63,343,263 shares of common stock, $.01 par value, outstanding.

                           NAHC, INC. AND SUBSIDIARIES

                   FORM 10-Q - QUARTER ENDED DECEMBER 31, 2000


                                      INDEX


PART NO.          ITEM NO.                      DESCRIPTION                                           PAGE NO.
---------        ----------                     -----------                                           --------
     I                          FINANCIAL INFORMATION

                     1          Financial Statements

                                - Condensed Consolidated Balance Sheets as of December 31, 2000
                                  and June 30, 2000                                                      1

                                - Condensed Consolidated Statements of Operations for the Three
                                  Months Ended December 31, 2000 and 1999                                2

                                - Condensed Consolidated Statements of Operations for the Six Months
                                  Ended December 31, 2000 and 1999                                       3

                                - Condensed Consolidated Statements of Cash Flows for the Six Months
                                  Ended December 31, 2000 and 1999                                       4

                                - Notes to Condensed Consolidated Financial Statements                   5

                     2          Management's Discussion and Analysis of Financial Condition and
                                Results of Operations                                                   14

                     3          Quantitative and Qualitative Disclosure About Market Risk               19

    II                          OTHER INFORMATION

                     1          Legal Proceedings                                                       20
                     2          Changes in Securities and Use of Proceeds                               22
                     3          Defaults Upon Senior Securities                                         22
                     4          Submissions of Matters to a Vote of Security Holders                    22
                     5          Other Information                                                       22
                     6          Exhibits and Reports on Form 8-K                                        22

Signatures                                                                                              23


                           NAHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2000 AND JUNE 30, 2000
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)


                                                                                   December 31,            June 30,
                                                                                       2000                  2000
                                                                                 -----------------     -----------------
ASSETS
Current assets:
   Cash and cash equivalents...............................................      $        4,333         $     10,008
   Escrow receivable.......................................................                  --                4,506
   Deferred income taxes...................................................               2,164                2,210
   Restricted cash - current portion.......................................                 735               17,002
   Other current assets....................................................               2,076                3,841
                                                                                 -----------------     -----------------
       Total current assets................................................               9,308               37,567
   Restricted cash - non-current...........................................               3,877                   --
                                                                                 -----------------     -----------------
                                                                                 $       13,185         $     37,567
                                                                                 =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses.................................        $        2,405        $      12,242
   Note payable to officer...............................................                    62                   --
   Net liabilities remaining from discontinued operations................                 2,105               15,186
   Income taxes payable..................................................                 1,543                2,226
                                                                                 -----------------     -----------------
       Total current liabilities.........................................                 6,115               29,654
Deferred income taxes....................................................                 2,164                2,210
                                                                                 -----------------     -----------------
       Total liabilities.................................................                 8,279               31,864
                                                                                 -----------------     -----------------
Commitments and contingencies
Shareholders' equity:
   Common stock, $.01 par value; authorized 200,000 shares;
     issued 68,672 shares at December 31, 2000 and June 30, 2000...........                 687                  687
   Additional paid-in capital..............................................             274,646              274,646
   Accumulated deficit.....................................................           (227,753)            (226,956)
                                                                                 -----------------     -----------------
                                                                                         47,580               48,377
   Less: Common stock in treasury (at cost), 5,308 shares at
     December 31, 2000 and June 30, 2000...................................            (42,674)             (42,674)
                                                                                 -----------------     -----------------
       Total shareholders' equity..........................................               4,906                5,703
                                                                                 -----------------     -----------------
                                                                                 $       13,185        $      37,567
                                                                                 =================     =================

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

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)


                                                                                        For the Three Months Ended
                                                                                               December 31,
                                                                                  ---------------------------------------
                                                                                       2000                   1999
                                                                                  ----------------      -----------------
Net revenues                                                                      $          --         $          --
Cost of services............................................................                 --                    --
                                                                                  ----------------      -----------------
    Gross profit............................................................                 --                    --
Selling, general and administrative expenses................................              1,258                 8,667
    Loss from operations....................................................            (1,258)               (8,667)
Investment and other income, net............................................                226                 2,084
Interest expense............................................................               (23)               (2,145)
                                                                                  ----------------      -----------------
    Loss from continuing operations.........................................            (1,055)               (8,728)
Income from discontinued operations, net of tax.............................                 --                   454
Gain (loss) on disposal of discontinued operations..........................                526               (7,710)
Extraordinary item - gain on repurchase of financing arrangements...........                 --                   598
                                                                                  ----------------      -----------------
    Net loss................................................................      $       (529)         $    (15,386)
                                                                                  ================      =================
Loss per share from continuing operations - before extraordinary item and
    discontinued operations - basic and assuming dilution...................      $      (0.02)         $      (0.14)
                                                                                  ================      =================
Net loss per share - basic and assuming dilution............................      $      (0.01)         $      (0.24)
                                                                                  ================      =================
Weighted average number of shares outstanding - basic and assuming
    dilution................................................................             63,364                63,274
                                                                                  ================      =================

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

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)


                                                                                        For the Six Months Ended
                                                                                              December 31,
                                                                                  --------------------------------------
                                                                                       2000                  1999
                                                                                  ----------------      ----------------
Net revenues ...............................................................      $          --         $          --
Cost of services............................................................                 --                    --
                                                                                  ----------------      ----------------
    Gross profit............................................................                 --                    --
Selling, general and administrative expenses................................              3,339                22,401
    Loss from operations....................................................            (3,339)              (20,414)
Investment and other income, net............................................                474                 2,490
Gain on sale of property and equipment......................................                 --                 1,528
Interest expense............................................................               (77)               (6,635)
                                                                                  ----------------      ----------------
    Loss from continuing operations before extraordinary item...............            (2,942)              (23,301)
Income from discontinued operations, net of tax.............................                 --                11,902
Gain (loss) on disposal of discontinued operations, net of tax..............              2,145             (325,143)
Extraordinary item - gain on repurchase of financing arrangements...........                 --                   598
                                                                                  ----------------      ----------------
    Net loss................................................................      $       (797)         $   (335,674)
                                                                                  ================      ================
    Loss per share from continuing operations - before extraordinary item
       and discontinued operations - basic and assuming dilution............      $      (0.05)         $      (0.36)
                                                                                  ================      ================
    Net loss per share - basic and assuming dilution........................      $      (0.01)         $      (5.30)
                                                                                  ================      ================
    Weighted average number of shares outstanding - basic and assuming
      dilution..............................................................             63,364                63,308
                                                                                  ================      ================

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

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)


                                                                                         For the Six Months Ended
                                                                                                December 31,
                                                                                  --------------------------------------
                                                                                       2000                  1999
                                                                                  ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .................................................................       $       (797)        $   (335,674)
 Adjustments to reconcile net loss to net cash flows
    from operating activities of continuing operations:
 Income from discontinued operations, net of tax ..........................                  --             (11,902)
 (Gain) loss on disposal of discontinued operations .......................             (2,145)              325,143
 Extraordinary item - gain on repurchase of financing arrangements ........                  --                (598)
 Credit provision for restructure .........................................                  --              (1,987)
 Gain on sale of property and equipment ...................................                  --              (1,528)
 Depreciation and amortization ............................................                  --                1,336
 Changes in assets and liabilities, net of effects from acquisitions and dispositions:
     Other current assets, principally miscellaneous receivables...........               1,765                2,583
     Accounts payable and accrued expenses.................................             (9,775)              (9,614)
     Income taxes payable..................................................               (683)               28,799
     Escrow receivable, net................................................               4,506             (30,300)
     Other, net............................................................                  --               12,049
                                                                                  ----------------     -----------------
     Net cash flows used in continuing operations..........................             (7,129)             (21,693)
     Net cash flows used in discontinued operations........................            (10,936)               11,563
                                                                                  ----------------     -----------------
     Net cash flows used in operating activities...........................            (18,065)             (10,130)
                                                                                  ----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing operations - proceeds from sale of property and equipment ......                  --                4,934
Discontinued operations:
    Net proceeds from sales of businesses..................................                  --              564,811
    Release of restricted cash.............................................              12,390             (18,706)
    Payments for businesses acquired, net of cash acquired.................                  --              (5,007)
    Additions to property and equipment....................................                  --              (5,249)
                                                                                  ----------------     -----------------
        Net cash flows provided by investing activities....................              12,390              540,783
                                                                                  ----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt and credit arrangements - continuing operations............                  --            (437,533)
Proceeds from debt and credit arrangements - discontinued operations.......                  --                1,654
Payment of debt and credit arrangements - discontinued operations..........                  --              (5,693)
Proceeds from common stock issued..........................................                  --                   42
                                                                                  ----------------     -----------------
      Net cash flows used in financing activities..........................                  --            (441,530)
                                                                                  ----------------     -----------------

Net (decrease) increase in cash and cash equivalents.......................             (5,675)               89,123
Cash and cash equivalents, beginning of period.............................              10,008               17,110
                                                                                  ----------------     -----------------
Cash and cash equivalents, end of period...................................       $       4,333        $     106,233
                                                                                  ================     =================

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           NAHC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                      (In thousands, except per share data)
                                   (Unaudited)


1.    BASIS OF PRESENTATION

      NAHC, Inc., formerly NovaCare, Inc. ("NAHC" or the "Company"), previously operated in three business segments: long-term care services, outpatient services and employee services. Long-term care services ("LTCS") consisted of providing rehabilitation and healthcare consulting services on a contract basis to health care institutions, primarily long-term care facilities. This segment was disposed of on June 1, 1999. Outpatient services consisted of providing orthotic and prosthetic ("O&P") and physical rehabilitation and occupational health ("PROH") rehabilitation services through a national network of patient care centers. The O&P and PROH businesses were sold on July 1, 1999 and November 19, 1999, respectively. Employee services were comprehensive, fully integrated outsourcing solutions to human resource issues, including payroll management, workers' compensation, risk management, benefits administration, unemployment services and human resource consulting services, and were generally provided to small and medium-sized businesses. This segment was disposed of on October 19, 1999.

        The Company has disposed of all of its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its assets, general administrative matters and the preparation for potential liquidation or investment. Accordingly, the accompanying consolidated financial statements reflect all of the Company's results of operations and cash flows as discontinued operations, except for its remaining general and administrative activities which are treated as continuing operations. Management believes that the information in this Form 10-Q should be read in conjunction with the information in the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and Quarterly Report on Form 10-Q for the period ended September 30, 2000, each of which is on file with the Securities and Exchange Commission.

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

2. RISKS AND UNCERTAINTIES AFFECTING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

         The Company has disposed of all its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its assets, general administrative matters and the preparation for potential liquidation or investment. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The environment confronting the Company raises very substantial doubt about the Company's ability to continue as a going concern. The principal conditions giving rise to that uncertainty include the following:

         FINANCIAL RESTRUCTURING.

         Pursuant to a Plan of Restructuring (the "Plan") adopted by the Company's stockholders at a Special Meeting of Stockholders held on September 21, 1999, as amended on September 27, 2000, the Board of Directors has the authority to commence a liquidation of the Company if suitable reinvestment opportunities are not identified by the Company by June 30, 2001 (the "Liquidation Date"). The Plan also affords the Board the discretion to adjust the Liquidation Date to a date earlier or later than June 30, 2001 if it determines such action to be appropriate. In evaluating whether to reinvest the Company's remaining assets or to liquidate the Company, a critical factor for the Board to consider is the value of the Company's remaining assets after satisfaction of all actual and contingent liabilities. Because the vast majority of the Company's remaining assets consists of delinquent or disputed accounts receivable that are in litigation proceedings and the Company's

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                      (In thousands, except per share data)
                                   (Unaudited)


remaining liabilities include, among others, contingent liabilities that have arisen (and may arise) from pending legal actions against the Company or for which the Company is responsible, the Company is unable to determine the value of net assets, if any, that may be available for a potential reinvestment until these legal proceedings are settled or concluded. During the period prior to the Liquidation Date, the Company will continue its efforts to realize its remaining assets and to resolve its outstanding liabilities.

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

         As discussed in Note 7, the Company is party to a number of claims, suits and complaints which have arisen in the ordinary course of business and in the course of selling its operating businesses. Furthermore, the Company is a defendant in multiple litigation matters. The outcome of these matters is not possible to predict. If the Company suffers an adverse ruling or judgment in any of these cases, the Company will likely be forced to seek bankruptcy law protection.

         EXTREMELY UNCERTAIN CASH FLOW; SUBSTANTIAL RISK OF BANKRUPTCY.

         The Company's cash flow is extremely uncertain. The Company's cash position will vary based on the timing and amount of cash inflows and outflows. Cash inflows primarily consist of collections of LTCS related receivables and Medicare-related receivables both of which are either in litigation or arbitration. Cash outflows are principally related to legal proceedings and claims against the Company and general and administrative expenses. The outcome of litigation and arbitration proceedings is extremely uncertain. Due to the uncertainty of the amount and timing with regard to cash flows, there can be no assurance that the Company will have sufficient cash flow in the future to satisfy obligations when they become due. Under those circumstances, the Company may seek short-term financing, negotiate lower settlement amounts with regard to its obligations or seek protection under the bankruptcy laws. If the Company's liabilities exceed its assets or the Company is unable to pay its liabilities as they become due, the Company will be forced to seek protection under bankruptcy laws. The Company would most likely be liquidated under this circumstance, with the shareholders of the Company receiving no proceeds in such liquidation.

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                      (In thousands, except per share data)
                                   (Unaudited)


         EXTENSION OF LIQUIDATION DATE MAY INCREASE EXPENSES AND FURTHER REDUCE LIQUIDATION VALUE.

         The Plan of Restructuring approved by the Company's stockholders gave the Board of Directors discretion to extend the Company's search for possible acquisition candidates or other investment opportunities, and thus delay the Liquidation Date from December 31, 2000. The Board has chosen to exercise this discretion, and it is now expected that the Company's liquidation will not occur until approximately June 2001. The decision to extend the Liquidation Date could result in the further depletion of proceeds available to stockholders should the Board later decide to proceed with the liquidation of the Company.

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

         THE CURRENT MANAGEMENT TEAM HAS ONLY LIMITED KNOWLEDGE OF THE COMPANY'S OPERATING HISTORY.

         The financial constraints under which the Company is operating have made it difficult to retain management personnel, virtually all of which have left during the past year. This high rate of management attrition, and the resultant loss of institutional knowledge, makes it significantly more difficult to both defend claims being made against the Company and assert claims on its behalf.

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                      (In thousands, except per share data)
                                   (Unaudited)


3.       DISCONTINUED OPERATIONS

         During fiscal 1999, the Company sold its LTCS business to Chance Murphy, Inc. ("Chance Murphy"). In fiscal 2000, the Company sold its remaining operating businesses: the O&P business was sold on July 1, 1999, the Company's interest in NCES was sold on October 19, 1999 and the PROH business was sold on November 19, 1999.

     In conjunction with the sale of LTCS, the Company provided a working capital guarantee of $30,000 and Chance Murphy agreed to pay to the Company the amount, if any, of working capital as of June 1, 1999 in excess of $30,000 or to transfer to the Company any remaining accounts receivable relating to periods prior to June 1, 1999 once the working capital guarantee had been satisfied. On November 11, 1999, the Company was released from the commitment under the guarantee and the remaining accounts receivable reverted back to the Company. These receivables, in addition to the remaining accounts receivable of the LTCS Western operations which were closed in fiscal 1999, are included in the net liabilities remaining from discontinued operations.

     In conjunction with the November 11, 1999 release, the Company and Chance Murphy established an escrow account in support of indemnifications made by the Company relating to potential cost report settlements with Medicare, Medicaid and other third-party payers for the Company's services provided prior to selling the business to Chance Murphy. The escrow account was funded by Chance Murphy, up to a maximum of $3,000, from cash collections of receivables due directly from these payers. Pursuant to the agreement, the funds will remain in escrow until such time that the Company and Chance Murphy determine that all indemnification obligations and any related third-party claims have been resolved. The escrow agreement expires 30 days after the end of the period of limitations for which the filed cost reports may be subject to audit. At that time, or prior to that time, at the mutual agreement of Chance Murphy and the Company, any funds in excess of outstanding claims will be released to the Company. At December 31, 2000, the Company had $1,533 in escrow, net of reserves.

     Results of operations for all of the Company's discontinued operations (consisting of the outpatient services, employee services and long-term care services operating segments) were as follows for the three and six months ended December 31, 2000 and 1999.

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                        DECEMBER 31,          DECEMBER 31,
                                      2000      1999         2000      1999
                                     ------    -------      ------   --------
Net revenues.......................  $  --     $46,693      $  --    $408,475
Income before income taxes.........     --         554         --       5,507
Income tax benefit (provision).....     --       (100)         --       6,395
                                     -----     -------      -----    --------
Net income.........................  $  --     $   454      $  --    $ 11,902
                                     =====     =======      =====    ========

         The income tax provision for the three months ended December 31, 1999 results from state income taxes that cannot be offset by loss carryforwards. The income tax benefit for the six months ended December 31, 1999 results from the reversal of accrued income tax liabilities in conjunction with the sales of the company's operating businesses, net of state income taxes provided.

         The $526 gain on disposal of discontinued operations in the accompanying statement of operations for the three months ended December 31, 2000, primarily relates to changes in estimates relating to the settlement of certain legal claims and the settlements of third-party cost reports, and an additional amount provided in respect of legal costs related to outstanding litigation during the three months ended December 31, 2000.

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                      (In thousands, except per share data)
                                   (Unaudited)


         Net (liabilities remaining from) assets of discontinued operations consist of the following:


                                                                                     December 31,           June 30,
                                                                                         2000                 2000
                                                                                    ----------------     ----------------
         Accounts receivable, net.............................................      $        2,141       $      6,441
         Medicare indemnification receivables, net............................               7,712              8,629
         Other assets, principally notes and escrow receivables...............               6,849              5,297
         Accrued liabilities..................................................            (18,807)           (30,433)
         Note payable to Hanger due December, 2000............................                  --            (3,700)
         Other liabilities....................................................                  --            (1,420)
                                                                                    ----------------     ----------------
         Net (liabilities remaining from) assets of discontinued operations...             (2,105)           (15,186)
         Less: current portion................................................               2,105             15,186
                                                                                    ----------------     ----------------
         Net assets of discontinued operations - non-current portion..........      $           --       $         --
                                                                                    ================     ================


         At December 31, 2000, the accounts receivable and Medicare indemnification receivables are net of reserves amounting to $12,130 and $14,395, respectively. It is reasonably possible that established reserves may need to be adjusted based on the resolution of one or more future events for which the eventual outcome is uncertain at this time.

         Approximately $6,372 of the long-term care services accounts receivable, net of reserves of $3,948, have been converted into notes receivable and are included in other assets above. These notes are expected to be repaid over the next two years.

         Approximately 58% of the $2,141 of accounts receivable is due from 2 customers. The Company does not have any collateral with respect to the outstanding accounts receivable and Medicare indemnification receivables.

         Net (liabilities remaining from) assets of discontinued operations by segment consists of the following:


                                                                                     December 31,           June 30,
                                                                                         2000                 2000
                                                                                  -----------------    ------------------
         Long-term care services.............................................     $        5,246       $       6,480
         Employee services...................................................                 --             (1,780)
         Outpatient services.................................................            (7,351)            (19,886)
                                                                                  -----------------    ------------------
                                                                                  $      (2,105)       $    (15,186)
                                                                                  =================    ==================

4.       PROVISION FOR RESTRUCTURE

         In the fourth quarter of fiscal 1999, the Company recorded a provision for restructure of $12,260 related to a program to reduce its selling, general and administrative costs incurred at its corporate headquarters. The program involved the termination of 74 employees of which all affected employees have been terminated as of September 30, 2000. This provision consisted of the following:

         Employee severance and related costs........................      $        3,060
         Lease and technology agreement mitigation...................               8,515
         Write-down of property and equipment........................                 685
                                                                           ----------------
         Total.......................................................      $       12,260
                                                                           ================

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

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

         Activity in the accrued liability for this provision consisted of the following:


                                                                             For the six
                                                                             months ended          For the year
                                                                             December 31,         ended June 30,
                                                                                 2000                  2000
                                                                           -----------------     -----------------
         Balance, beginning of period................................      $         791         $    11,575
         Reversal of provision for restructure.......................                --              (1,987)
         Payments and other reductions...............................              (417)             (8,797)
                                                                           -----------------     -----------------
         Balance, end of period......................................      $         374         $       791
                                                                           =================     =================

The Company expects that all of these remaining costs, primarily benefits for terminated employees, will be expended by June 30, 2001.

5.       NET (LOSS) INCOME PER SHARE

         The following table sets forth the computation and reconciliation of net loss per share-basic and assuming dilution:


                                                         FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                                DECEMBER 31,                       DECEMBER 31,
                                                       -------------------------------    -------------------------------
                                                           2000              1999             2000             1999
                                                       -------------     -------------    -------------    --------------
Loss from continuing operations......................  $   (1,055)       $  (8,728)       $  (2,942)       $  (23,031)
Income from discontinued operations,
   net of tax........................................           --              454               --            11,902
Gain (loss) on disposal of discontinued
   Operations........................................          526          (7,710)            2,145         (325,143)
Extraordinary Item...................................           --              598               --               598
                                                       -------------     -------------    -------------    --------------
Net loss.............................................  $     (529)       $ (15,386)       $    (797)       $ (335,674)
                                                       =============     =============    =============    ==============
Weighted average shares outstanding:
  Weighted average shares outstanding - basic
    and assuming dilution............................       63,364           63,274           63,364            63,343
                                                       =============     =============    =============    ==============
  Loss per share from continuing operations - basic
   and assuming dilution.............................  $    (0.02)       $   (0.14)       $   (0.05)       $    (0.36)
  Income per share from discontinued operations -
    basic and assuming dilution......................           --             0.01               --              0.19
  Gain (loss) per share on disposal of
    discontinued operations - basic and
    assuming dilution................................         0.01           (0.12)             0.04            (5.14)
  Extraordinary Item per share - basic and assuming
    dilution.........................................           --             0.01               --              0.01
                                                       -------------     -------------    -------------    --------------
  Net loss per share - basic and assuming dilution...  $    (0.01)       $   (0.24)       $   (0.01)       $    (5.30)
                                                       =============     =============    =============    ==============

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

         The Company did not include the common stock equivalents of a $60 convertible subordinated note because its effects are antidilutive in all periods. There were no transactions subsequent to December 31, 2000 that would have materially changed the number of shares used in computing loss from continuing operations per share - basic and assuming dilution.

6.       NOTE PAYABLE

         On September 27, 2000, the Company issued a 10% convertible subordinated note to the Chief Executive Officer in the amount of $60. The note bears interest at a rate of 10% per annum and is payable on the earlier of demand by the officer for payment or May 1, 2006. The note is convertible into the Company's common stock and has a conversion price that ranges from $0.04, the current conversion price, to a potential $0.0025 per share. In the event that the Company's board acts to file liquidation papers, the note (and all accrued interest) shall be convertible into the Company's common stock at a conversion price of $0.0025 per share.

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

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

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

          SABOLICH, INC., SABOLICH PROSTHETICS CENTER OF WICHITA, INC., SABOLICH TRI-STATE PROSTHETICS, INC., SABOLICH OF FLORIDA, INC. AND JOHN A. SABOLICH
     V. NOVACARE, INC. AND NOVACARE ORTHOTICS AND PROSTHETICS EAST, INC. This action was filed on May 18, 1999 in the United States District Court for the Western District of Oklahoma, Case No. CIV-99-670-T. The complaint alleges that the defendants breached a 1994 Agreement of Purchase and Sale involving the acquisition of the plaintiffs' orthotics and prosthetics business. Plaintiffs allege that the defendants breached the agreement by failing to pay certain sums allegedly due them under the agreement. Plaintiffs also allege that defendants tortiously breached an alleged implied covenant of good faith and fair dealing in the agreement. Plaintiffs have claimed $5,000 of compensatory damages and $5,000 for punitive damages. As part of the Company's Stock Purchase Agreement, dated as of April 2, 1999 and amended May 19, 1999 and June 30, 1999, with Hanger Orthopedic Group, Inc. ("Hanger") for the sale of the Company's orthotics and prosthetics business, the Company and Hanger agreed that each entity would be responsible for 50% of any damages arising from this action, including all costs and expenses associated with the matter. This matter currently is in discovery. In the event that the plaintiff obtains an adverse judgment, there may be no assets for investment or liquidation and the Company may file for bankruptcy law protection.

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

          CONTINENTAL ORTHOPEDIC APPLIANCES, INC. V. HEALTH INSURANCE PLAN OF GREATER NEW YORK, ET AL., 95 Civ. 4041 (ADS). The complaint in this action was filed in the United States District Court for the Eastern District of New York as a class action, alleging that the Company's former orthotics and prosthetics subsidiary, together with the Health Insurance Plan of Greater New York and others, participated in a conspiracy to violate federal and state antitrust laws prior to the Company's acquisition of such subsidiary. The complaint seeks to recover monetary damages in excess of $500, together with costs and attorneys fees, and punitive damages. Discovery in this case

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

     has ended. The case has not been certified as a class action. Pursuant to the purchase and sale agreements under which the Company acquired and later sold the former subsidiaries that are involved in this action, the Company is responsible for defending this action. This case is currently in the process of being settled, although settlement has not been finalized.

         In addition to the foregoing legal proceedings, the Company is a defendant in a number of other legal actions seeking monetary damages, which singularly and in the aggregate may have a material adverse effect on the Company's business, financial condition, results of operations and liquidity if such actions are adversely concluded. Also, in connection with many of the collection actions brought by the Company against third parties to collect outstanding accounts receivable, counterclaims have been made against the Company, which, in many cases, exceed the amount sought by the Company in the underlying actions. In the event that any of the material actions are concluded in a manner that is adverse to the Company, there will be no assets for investment or liquidation and the Company would likely file for bankruptcy law protection.

         During the three months ended December 31, 2000, the Company settled three claims that were in litigation or arbitration; COMPLETE CARE V. NOVACARE, U.S. EX. REL. GUBLO V. NOVACARE, and an action brought by a former employee.

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

         NAHC is a company in transition, attempting to manage its liabilities and realize its remaining assets. Any investment in the Company should be considered extremely speculative and risky. The Company's current estimate of net proceeds available for distribution per share upon liquidation of the Company is between ($0.31) (negative 31 cents) and $0.0057. See "Liquidity and Capital Resources - Liquidation Analysis and Estimates." There is a substantial risk that the Company will be forced to seek bankruptcy law protection.

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

                           NAHC, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 VS. DECEMBER 31, 1999

CONTINUING OPERATIONS

         The loss before income taxes from continuing operations was $1.0 million for the three months ended December 31, 2000 compared to $8.7 million for the same period last year, reflecting the wind-down of the Company's administrative functions as a result of the sale of its businesses. The primary reasons for the decrease in the loss were (i) a decrease in selling, general and administrative costs of approximately $7.5 million, principally as a result of the reduction of the Company's employee base and (ii) interest expense decreased by approximately $2.1 million as a result of the payment of the Company's line of credit and convertible debentures.

         There is no provision for or benefit from income taxes for the three months ended December 31, 2000 as the Company could not utilize, for income tax purposes, the loss incurred in the period. The Company has net operating loss carryforwards ("NOLs") the range of which it is currently evaluating. The ultimate amount of the NOLs is dependent on future actions. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. Accordingly, the Company has provided a full valuation allowance against the entire net deferred tax asset at December 31, 2000. For the same period last year, the Company recognized no tax benefit.

DISCONTINUED OPERATIONS

         There was no loss from discontinued operations for the three months ended December 31, 2000 because all the Company's businesses were sold prior to December 31, 1999. The income from discontinued operations, net of tax, for the three months ended December 31, 1999 was $0.5 million. During the three months ended December 31, 2000, the Company recorded a gain on disposal of discontinued operations of $0.6 million primarily as a result of the receipt of 401(k) forfeitures and medicare claims, partially offset by an additional accrual for legal expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 VS. DECEMBER 31, 1999

CONTINUING OPERATIONS

         The loss before income taxes from continuing operations was $2.9 million for the six months ended December 31, 2000 compared to $23.0 million for the same period last year, which reflects the wind-down of the Company's administrative functions as a result of the sale of its businesses. The primary reasons for the decrease in the losses were (i) a decrease in selling, general and administrative costs of approximately $19.1 million, principally as a result of the reduction of the Company's employee base and (ii) interest expense decreased by approximately $6.6 million as a result of the payment of the Company's line of credit and convertible debentures.

         There is no provision for or benefit from income taxes for the six months ended December 31, 2000, as the Company could not utilize, for income tax purposes, the loss incurred in the period. For the same period last year, the Company recognized no tax benefit.

DISCONTINUED OPERATIONS

         There was no loss from discontinued operations for the six months ended December 31, 2000 because all the Company's businesses were sold prior to December 31, 1999. The income from discontinued operations, net of tax, for the six months ended December 31, 1999 was $11.9 million, due primarily to the results of the PROH and NCES business and the reversal of accrued income tax liabilities in conjunction with the sales of the Company's operating businesses. During the six months ended December 31, 2000, the Company recorded a gain on disposal of

                           NAHC, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


discontinued operations of $2.2 million, primarily as a result of settlements of certain legal claims, 401(k) forfeitures and medicare claims, partially offset by an additional accrual for legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     At December 31, 2000, cash and cash equivalents totaled $4.3 million compared to $10.0 million at June 30, 2000. The net decrease in cash and cash equivalents from June 30, 2000 of $5.7 million resulted principally from the payment of accrued liabilities related to the PROH, NCES and O&P dispositions, partially offset by the release of restricted cash and 401(k) forfeitures.

     The Company's cash position is extremely uncertain and risky. The Company's cash position, after satisfaction of its contractual obligations and operating expenses, will vary based on the amount and timing of cash flows. Cash inflows primarily consist of collections (through litigation and arbitration) of LTCS related receivables and Medicare related receivables. The Company is also a defendant in numerous lawsuits. Collectively, these lawsuits are seeking hundreds of millions of dollars form the Company. As discussed elsewhere, cash inflows and outflows from litigation are inherently extremely uncertain. The Company's assumptions with respect to incoming and outgoing cash flows include, without limitation, assumptions that certain litigation will be settled and not actually litigated, that the settlements will be for certain minimum amounts and that the settlements will occur within certain timeframes. These assumptions are uncertain and the actual timing and amounts may differ materially from amounts assumed herein. The Company's cash position may very likely be materially different from that estimated here - either materially better or materially worse. If certain of the lawsuits do not settle and instead proceed to trial, or if certain of the lawsuits do not settle for the amounts that the Company has assumed, this will have a material, probably adverse, impact on the Company's liquidity and cash flow and will likely require the Company to seek bankruptcy law protection. Furthermore, if certain of these lawsuits are not settled within the timeframes assumed by the Company, the Company will be required to incur additional costs and expenses, which may force the Company to seek bankruptcy law protection. There is a substantial risk that the Company will be forced to seek bankruptcy law protection.

LIQUIDATION ANALYSIS AND ESTIMATES

     For purposes of determining the available assets, if any, that may be distributed to stockholders, in the event of a liquidation of the Company, management made the following estimates of the assets and liabilities of the Company, as of December 31, 2000. Stockholders should note that the current minimum estimate (i.e., the least amount available for stockholders) is a negative number - approximately negative $19.3 million or negative thirty-one cents (($.31)) per share. If the assumptions made by management in estimating the minimum estimated liquidation amount come true, management estimates that the Company's liabilities will exceed its assets by approximately $19.3 million, in which case there would be no assets available for distribution to stockholders. Furthermore, the current minimum estimate includes only estimates of potential settlements of the pending lawsuits against the Company, but does not include estimates of an adverse ruling or judgment against the Company in any of these lawsuits. If the Company suffers an adverse ruling or judgment in any of these cases, the Company will be forced to seek bankruptcy law protection.

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

         The estimated operating costs for the period from January 1, 2001 through June 30, 2001, the assumed liquidation date, have been based on the Company's internal estimates. It is possible that the actual liquidation date, if any, could be later if the Board of Directors, in its discretion, deems it appropriate and that the actual operating costs may differ materially from the estimates included herein.


                                                                                           ($ IN MILLIONS, EXCEPT PER
                                                                                                SHARE AMOUNTS)
                                                                                             MINIMUM       MAXIMUM
                                                                                             -------       -------
(i)    ESTIMATED REALIZABLE VALUES OF ASSETS OF THE COMPANY
       Cash and cash equivalents at December 31, 2000.........................               $   4.3       $   4.3
       Restricted cash........................................................                   4.6           4.6
       Other current assets...................................................                   2.1           2.1
                                                                                             --------      --------
       Total estimated assets.................................................                  11.0          11.0
                                                                                             --------      --------
(ii)   ESTIMATED LIABILITIES OF THE COMPANY
       Accounts payable and accrued expenses..................................                 (2.4)         (2.4)
       Tax liabilities........................................................                 (1.5)         (1.5)
       Net liabilities of discontinued operations.............................                (20.1)         (2.1)
                                                                                             --------      --------
       Total estimated liabilities............................................                (24.0)         (6.0)
                                                                                             --------      --------
(iii)  ESTIMATED OPERATING COSTS DURING LIQUIDATION
       Investment income during liquidation...................................                    --           0.1
       Payroll and benefits for liquidation personnel.........................                 (1.5)         (1.2)
       Legal, audit and other professional costs..............................                 (3.6)         (2.4)
       Other costs............................................................                 (1.2)         (1.0)
                                                                                             --------      --------
       Total estimated operating costs during liquidation.....................                 (6.3)         (4.5)
                                                                                             --------      --------
       ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS......               $(19.3)       $   0.5
                                                                                             ========      ========
       ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION PER OUTSTANDING
         COMMON SHARE.........................................................               $(0.31)       $0.0057
                                                                                             ========      ========

         The calculation for estimated net proceeds available for distribution per share includes the dilutive effect of a conversion into common stock of the note payable as described in Note 6. The following table sets forth a reconciliation of the low end of the range of the estimates set forth above under "Liquidation Analysis and Estimates" with the Company's shareholders' equity, as set forth in its unaudited Consolidated Balance Sheet as of September 30, 2000:


                                                                          ($ IN MILLIONS)
         Total shareholders' equity as of December 31, 2000..............    $     5.0
         Additional contingent costs.....................................       (18.0)
         Estimated operating costs during liquidation ...................        (6.3)
                                                                             ---------
         ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
            TO STOCKHOLDERS..............................................    $  (19.3)
                                                                             =========

                          NAHC, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

         IN DETERMINING THE ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION PER OUTSTANDING COMMON SHARE UPON THE LIQUIDATION OF THE COMPANY OF ($0.31) TO $0.0057, THE METHODS USED BY MANAGEMENT IN ESTIMATING THE VALUES AND VALUE RANGES OF THE COMPANY'S ASSETS WERE INEXACT AND MAY NOT APPROXIMATE VALUES ACTUALLY REALIZED. THESE ESTIMATES ARE SUBJECT TO NUMEROUS UNCERTAINTIES AND ALSO DO NOT REFLECT ALL CONTINGENT LIABILITIES THAT MAY MATERIALIZE. FOR THESE REASONS, THERE CAN BE NO ASSURANCE THAT THE ACTUAL NET PROCEEDS DISTRIBUTED TO STOCKHOLDERS IN LIQUIDATION WILL NOT BE SIGNIFICANTLY LESS THAN THE AMOUNT ESTIMATED. MOREOVER, NO ASSURANCE CAN BE GIVEN THAT ANY AMOUNTS TO BE RECEIVED BY THE COMPANY'S STOCKHOLDERS IN LIQUIDATION WILL EQUAL OR EXCEED THE PRICE OR PRICES AT WHICH THE COMMON STOCK HAS RECENTLY TRADED OR MAY TRADE IN THE FUTURE.

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

         Management's estimate of the Company's possible net assets, if any, available for distribution is extremely uncertain. This uncertainty, in general, is due to the fact that the Company's assets consist primarily of delinquent or disputed accounts receivable that are in litigation and the Company's liabilities consist of certain fixed liabilities and many contingent liabilities that depend upon the outcome of legal proceedings against the Company. All legal proceedings are inherently uncertain. Any investment in the Company should be considered extremely speculative and risky. Prior to making any investment decision regarding the Company, stockholders and prospective stockholders are urged to read in its entirety the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and the Form 10-Q for the quarter ended September 30, 2000, both of which are on file with the Securities and Exchange Commission, in conjunction with this Form 10-Q.

                           NAHC, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


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

          SABOLICH, INC., SABOLICH PROSTHETICS CENTER OF WICHITA, INC., SABOLICH TRI-STATE PROSTHETICS, INC., SABOLICH OF FLORIDA, INC. AND JOHN A. SABOLICH
     V. NOVACARE, INC. AND NOVACARE ORTHOTICS AND PROSTHETICS EAST, INC. This action was filed on May 18, 1999 in the United States District Court for the Western District of Oklahoma, Case No. CIV-99-670-T. The complaint alleges that the defendants breached a 1994 Agreement of Purchase and Sale involving the acquisition of the plaintiffs' orthotics and prosthetics business. Plaintiffs allege that the defendants breached the agreement by failing to pay certain sums allegedly due them under the agreement. Plaintiffs also allege that defendants tortiously breached an alleged implied covenant of good faith and fair dealing in the agreement. Plaintiffs have claimed $5,000 of compensatory damages and $5,000 for punitive damages. As part of the Company's Stock Purchase Agreement, dated as of April 2, 1999 and amended May 19, 1999 and June 30, 1999, with Hanger Orthopedic Group, Inc. ("Hanger") for the sale of the Company's orthotics and prosthetics business, the Company and Hanger agreed that each entity would be responsible for 50% of any damages arising from this action, including all costs and expenses associated with the matter. This matter currently is in discovery. In the event that the plaintiff obtains an adverse judgment, there may be no assets for investment or liquidation and the Company may file for bankruptcy law protection.

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

          CONTINENTAL ORTHOPEDIC APPLIANCES, INC. V. HEALTH INSURANCE PLAN OF GREATER NEW YORK, ET AL., 95 Civ. 4041 (ADS). The complaint in this action was filed in the United States District Court for the Eastern District of New York as a class action, alleging that the Company's former orthotics and prosthetics subsidiary, together with the Health Insurance Plan of Greater New York and others, participated in a conspiracy to violate federal and state antitrust laws prior to the Company's acquisition of such subsidiary. The complaint seeks to recover monetary damages in excess of $500, together with costs and attorneys fees, and punitive damages. Discovery in this case has ended. The case has not been certified as a class action. Pursuant to the purchase and sale agreements under which the Company acquired and later sold the former subsidiaries that are involved in this action, the Company is responsible for defending this action. This case is currently in the process of being settled, although settlement has not been finalized.

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

NONE


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE


ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


ITEM 5 - OTHER INFORMATION

NONE


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBIT
    NUMBER              EXHIBIT DESCRIPTION                            PAGE NUMBER
10(k)(i)    Amended and Restated Employment Agreement dated as of            --
            September 27, 2000 between the Company and David R. Burt
            (incorporated by reference to Exhibit 10(k)(i) to the
            Company's Annual Report on Form 10-K dated September 28,
            2000).

10(k)(ii)   Convertible Subordinated Note dated as of September 27,          --
            2000 issued by the Company to David R. Burt (incorporated
            by reference to Exhibit 10(k)(ii) to the Company's Annual
            Report on Form 10-K dated September 28, 2000).

27          Financial Data Schedule.                                         --


(B) Reports on Form 8-K

    There were no reports on Form 8-K during the three months ended December 31, 2000.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                NAHC, INC.
                                -----------------------------
                                (REGISTRANT)


DATE: FEBRUARY 14, 2001         BY /s/ David R. Burt
                                   --------------------------
                                   David R. Burt
                                   Chief Executive Officer, Principal Financial
                                   and Accounting Officer and Director