Form 10-Q
period 2001-03-31
NAHC INC
filed 2001-05-15
CIK 802843

                                                                  AS OF 5/10/01



                             U N I T E D  S T A T E S
        S E C U R I T I E S  A N D  E X C H A N G E  C O M M I S S I O N
                     W A S H I N G T O N,  D C  2 0 5 4 9


                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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

                                             Yes         No
                                                ------     -------


As of March 31, 2001, NAHC, Inc. had 63,343,263 shares of common stock, $.01 par value, outstanding.

                           NAHC, INC. AND SUBSIDIARIES

                    FORM 10-Q - QUARTER ENDED MARCH 31, 2001


                                      INDEX


PART NO.          ITEM NO.                    DESCRIPTION                                             PAGE NO.
---------        ----------                   -----------                                             --------
     I                           FINANCIAL INFORMATION

                     1           Financial Statements
                                 - Condensed Consolidated Balance Sheets as of March 31, 2001 and
                                    June 30, 2000                                                        1

                                 - Condensed Consolidated Statements of Operations for the Three
                                    Months Ended March 31, 2001 and 2000                                 2

                                 - Condensed Consolidated Statements of Operations for the Nine
                                    Months Ended March 31, 2001 and 2000                                 3

                                 - Condensed Consolidated Statements of Cash Flows for the Nine
                                    Months Ended March 31, 2001 and 2000                                 4

                                 - Notes to Condensed Consolidated Financial Statements                  5

                     2           Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                    13

                     3           Quantitative and Qualitative Disclosure About Market Risk              18

    II                           OTHER INFORMATION

                     1           Legal Proceedings                                                      19
                     2           Changes in Securities and Use of Proceeds                              21
                     3           Defaults Upon Senior Securities                                        21
                     4           Submissions of Matters to a Vote of Security Holders                   21
                     5           Other Information                                                      21
                     6           Exhibits and Reports on Form 8-K                                       21

Signatures                                                                                              22

                           NAHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2001 AND JUNE 30, 2000
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)


                                                                                     March 31,              June 30,
                                                                                       2001                   2000
                                                                                 -----------------      ----------------
ASSETS
Current assets:
   Cash and cash equivalents...............................................      $       4,035           $    10,008
   Escrow receivable.......................................................                 --                 4,506
   Deferred income taxes...................................................              2,164                 2,210
   Restricted cash - current portion.......................................                735                17,002
   Other current assets....................................................              1,757                 3,841
                                                                                 -----------------       ----------------
       Total current assets................................................              8,691                37,567
Restricted cash - non-current..............................................              3,901                    --
                                                                                 -----------------       ----------------
                                                                                 $      12,592           $    37,567
                                                                                 =================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses.................................        $       2,780           $    12,242
   Note payable..........................................................                   63                    --
   Net liabilities remaining from discontinued operations................                1,029                15,186
   Income taxes payable..................................................                1,853                 2,226
                                                                                 ----------------       -----------------
       Total current liabilities.........................................                5,725                29,654
Deferred income taxes....................................................                2,164                 2,210
                                                                                  ----------------      -----------------
       Total liabilities.................................................                7,889                31,864
                                                                                  ----------------      -----------------
Commitments and contingencies
Shareholders' equity:
   Common stock, $.01 par value; authorized 200,000 shares;
     issued 68,672 shares at March 31, 2001 and June 30, 2000..............                687                   687
   Additional paid-in capital..............................................            274,646               274,646
   Accumulated deficit.....................................................           (227,956)             (226,956)
                                                                                  ----------------       ----------------
                                                                                        47,377                48,377
   Less:
     Common stock in treasury (at cost), 5,308 shares at
       March 31, 2001 and June 30, 2000....................................            (42,674)              (42,674)
                                                                                  ----------------       ----------------
       Total shareholders' equity..........................................              4,703                 5,703
                                                                                  ----------------       ----------------
                                                                                  $     12,592           $    37,567
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

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)


                                                                                         For the Three Months Ended
                                                                                                 March 31,
                                                                                  ---------------------------------------
                                                                                       2001                   2000
                                                                                  ----------------      -----------------
Net revenues ...............................................................      $          --         $          --
Cost of services............................................................                 --                    --
                                                                                  ----------------      -----------------
    Gross profit............................................................                 --                    --
Selling, general and administrative expenses................................              1,329                 1,811
                                                                                  ----------------      -----------------
    Loss from operations....................................................             (1,329)               (1,811)
Investment and other income, net............................................                339                   993
Interest expense............................................................                 (2)                 (219)
                                                                                  ----------------      -----------------
    Loss from continuing operations.........................................               (992)               (1,037)
Gain (loss) on disposal of discontinued operations..........................                789               (15,556)
                                                                                  ----------------      -----------------
    Net loss................................................................      $        (203)        $     (16,593)
                                                                                  ================      =================
Loss per share from continuing operations - basic and assuming dilution           $       (0.02)        $       (0.02)
                                                                                  ================      =================
Net loss per share - basic and assuming dilution............................      $       (0.01)        $       (0.26)
                                                                                  ================      =================
Weighted average number of shares outstanding- basic and assuming
    dilution................................................................             63,364                63,343
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

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                                                        For the Nine Months Ended
                                                                                                March 31,
                                                                                  --------------------------------------
                                                                                       2001                   2000
                                                                                  ----------------      ----------------
Net revenues                                                                      $          --          $         --
Cost of services............................................................                 --                    --
    Gross profit............................................................                 --                    --
                                                                                  --------------         -------------
Selling, general and administrative expenses................................              4,669                24,212
Credit for restructure......................................................                 --                (1,987)
                                                                                  --------------         -------------
    Loss from operations....................................................             (4,669)              (22,225)
Investment and other income, net............................................                813                 3,505
Gain on sale of property and equipment......................................                 --                 1,528
Interest expense............................................................                (78)               (6,876)
                                                                                  --------------         -------------
    Loss from continuing operations before extraordinary item...............             (3,934)              (24,068)
Income from discontinued operations, net of tax.............................                 --                11,902
Gain (loss) on disposal of discontinued operations, net of tax..............              2,934              (340,699)
Extraordinary item - gain on repurchase of financing arrangements...........                 --                   598
                                                                                  --------------         -------------
    Net loss................................................................      $      (1,000)         $   (352,267)
                                                                                  ==============         =============
Loss per share from continuing operations - before extraordinary item - basic
       and assuming dilution                                                      $       (0.06)         $      (0.38)
                                                                                  ==============         =============
Net loss per share - basic and assuming dilution............................      $       (0.02)         $      (5.56)
                                                                                  ==============         =============
Weighted average number of shares outstanding- basic and assuming
       dilution.............................................................             63,364                63,320
                                                                                  ==============         =============



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

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)


                                                                                        For the Nine Months Ended
                                                                                                March 31,
                                                                                  --------------------------------------
                                                                                       2001                  2000
                                                                                  ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss..................................................................       $    (1,000)         $    (352,267)
 Adjustments to reconcile net loss to net cash flows
   from operating activities of continuing operations:
 Income from discontinued operations, net of tax...........................                --                (11,902)
 (Gain) loss on disposal of discontinued operations........................            (2,934)               340,699
 Extraordinary item - gain on repurchase of financing arrangements.........                --                   (598)
 Credit provision for restructure..........................................                --                 (1,987)
 Gain on sale of property and equipment....................................                --                 (1,528)
 Depreciation and amortization.............................................                --                  1,336
 Changes in assets and liabilities, net of effects from acquisitions and dispositions:
     Other current assets, principally miscellaneous receivables...........             2,084                  2,125
     Accounts payable and accrued expenses.................................            (9,399)               (21,571)
     Income taxes payable..................................................              (373)                26,962
     Escrow receivable, net................................................             4,506                (13,800)
     Other, net............................................................                --                 (4,375)
                                                                                  -------------        ---------------
     Net cash flows used in continuing operations..........................            (7,116)               (36,906)
     Net cash flows used in discontinued operations........................           (11,223)                14,430
                                                                                  -------------        --------------
     Net cash flows used in operating activities...........................           (18,339)               (22,476)
                                                                                  -------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing operations - proceeds from sale of property and equipment.......                --                  4,934
Discontinued operations:
    Net proceeds from sales of businesses..................................                --                564,811
    Release of restricted cash.............................................            12,366                (17,946)
    Payments for businesses acquired, net of cash acquired.................                --                 (5,007)
    Additions to property and equipment....................................                --                 (5,249)
                                                                                  -------------        --------------

      Net cash flows provided by investing activities......................            12,366                541,543
                                                                                  -------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt and credit arrangements - continuing operations............                --               (522,281)
Proceeds from debt and credit arrangements - discontinued operations.......                --                  1,654
Payment of debt and credit arrangements - discontinued operations..........                --                 (5,693)
Proceeds from common stock issued..........................................                --                     44
                                                                                  -------------        --------------
      Net cash flows used in financing activities..........................                --               (526,276)
                                                                                  -------------        --------------

Net (decrease) increase in cash and cash equivalents.......................            (5,973)                (7,209)

Cash and cash equivalents, beginning of period.............................            10,008                 17,110
                                                                                  -------------        --------------
Cash and cash equivalents, end of period...................................       $     4,035          $       9,901
                                                                                  =============        ==============

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           NAHC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                      (In thousands, except per share data)
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      NAHC, Inc., formerly NovaCare, Inc. ("NAHC" or the "Company"), previously operated in three business segments: long-term care services, outpatient services and employee services. Long-term care services ("LTCS") consisted of providing rehabilitation and healthcare consulting services on a contract basis to healthcare institutions, primarily long-term care facilities. This segment was disposed of on June 1, 1999. Outpatient services consisted of providing orthotic and prosthetic ("O&P") and physical rehabilitation and occupational health ("PROH") rehabilitation services through a national network of patient care centers. The O&P and PROH businesses were sold on July 1, 1999 and November 19, 1999, respectively. Employee services were comprehensive, fully integrated outsourcing solutions to human resource issues, including payroll management, workers' compensation, risk management, benefits administration, unemployment services and human resource consulting services, and were generally provided to small and medium-sized businesses. This segment was disposed of on October 19, 1999.

        The Company has disposed of all of its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its assets, general administrative matters and the preparation for potential liquidation or investment. Accordingly, the accompanying consolidated financial statements reflect all of the Company's results of operations and cash flows as discontinued operations, except for its remaining general and administrative activities which are treated as continuing operations. Management believes that the information in this Form 10-Q should be read in conjunction with the information in the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and Quarterly Reports on Form 10-Q for the period ended September 30, 2000 and for the period ended December 31, 2000, each of which is on file with the Securities and Exchange Commission.

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

      FINANCIAL RESTRUCTURING.

      Pursuant to a Plan of Restructuring (the "Plan") adopted by the Company's stockholders at a Special Meeting of Stockholders held on September 21, 1999, as amended on September 27, 2000 and May 9, 2001, the Board of Directors has the authority to commence a liquidation of the Company if suitable reinvestment opportunities are not identified by the Company by June 30, 2002 (the "Liquidation Date"). The Plan also affords the Board the discretion to adjust the Liquidation Date to a date earlier or later than June 30, 2002, if it determines such action to be appropriate. In evaluating whether to reinvest the Company's remaining assets or to liquidate the Company, a critical factor for the Board to consider is the value of the Company's remaining assets after satisfaction of all actual and contingent

                           NAHC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                      (In thousands, except per share data)
                                   (Unaudited)

liabilities. Because the vast majority of the Company's remaining assets consists of delinquent or disputed accounts receivable that are in litigation proceedings and the Company's remaining liabilities include, among others, contingent liabilities that have arisen (and may arise) from pending legal actions against the Company or for which the Company is responsible. The Company is unable to determine the value of net assets, if any, that may be available for a potential reinvestment until these legal proceedings are settled or concluded. During the period prior to the Liquidation Date, the Company will continue its efforts to realize its remaining assets and to resolve its outstanding liabilities.

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

      THE AMOUNT OF NET ASSETS, IF ANY, AVAILABLE FOR INVESTMENT OR DISTRIBUTION IN LIQUIDATION IS EXTREMELY UNCERTAIN.

      Since the Company first made estimates of its liquidation value in its proxy statement dated August 13, 1999, management has from time to time materially lowered those estimates, and there can be no assurance that such estimates, including those estimates contained in this report on Form 10-Q, will not be materially lowered in the future. The range of the estimates per share of Common Stock reflects the inherent uncertainty of the Company's liquidation value. This uncertainty is due, in general, to the nature of the Company's assets and its contingent liabilities. The vast majority of the Company's assets consist of delinquent or disputed accounts receivable which the Company is attempting to collect through litigation. Counterclaims have been filed against the Company in many of these actions. The results of these collection actions are inherently uncertain.

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

EXTREMELY UNCERTAIN CASH FLOW; SUBSTANTIAL RISK OF BANKRUPTCY.

      The Company's cash flow is extremely uncertain. The Company's cash position will vary based on the timing and amount of cash inflows and outflows. Cash inflows primarily consist of collections of LTCS related receivables and Medicare-related receivables, both of which are either in litigation or arbitration. Cash outflows are principally related to legal proceedings and claims against the Company and general and administrative expenses. The outcome of litigation and arbitration proceedings is extremely uncertain. Due to the uncertainty of the amount and timing with regard to cash flows, there can be no assurance that the Company will have sufficient cash flow in the future to satisfy obligations when they become due. Under those circumstances, the Company may seek short-term financing, negotiate lower settlement amounts with regard to its obligations or seek protection under the bankruptcy laws. If the Company's liabilities exceed its assets or the Company is unable to pay its liabilities as they become due, the Company will be forced to seek protection under bankruptcy laws. The Company would most likely be liquidated under this circumstance, with the shareholders of the Company receiving no proceeds in such liquidation.

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                      (In thousands, except per share data)
                                   (Unaudited)

      EXTENSION OF LIQUIDATION DATE MAY INCREASE EXPENSES AND FURTHER REDUCE LIQUIDATION VALUE.

      The Plan of Restructuring approved by the Company's stockholders gave the Board of Directors discretion to extend the Company's search for possible acquisition candidates or other investment opportunities, and thus delay the Liquidation Date from December 31, 2000. The Board has chosen to exercise this discretion, and it is now expected that the Company's liquidation will not occur until approximately June 2002.

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

      THE CURRENT MANAGEMENT TEAM HAS ONLY LIMITED KNOWLEDGE OF THE COMPANY'S OPERATING HISTORY.

      The financial constraints under which the Company is operating have made it difficult to retain management personnel, virtually all of which have left during the past years. This high rate of management attrition, and the resultant loss of institutional knowledge, makes it significantly more difficult to both defend claims being made against the Company and assert claims on its behalf.

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

      In conjunction with the November 11, 1999 release, the Company and Chance Murphy established an escrow account in support of indemnifications made by the Company relating to potential cost report settlements with Medicare, Medicaid and other third-party payers for the Company's services provided prior to selling the business to Chance Murphy. The escrow account was funded by Chance Murphy, up to a maximum of $3,000, from cash collections of receivables due directly from these payers. Pursuant to the agreement, the funds will remain in escrow until such time that the Company and Chance Murphy determine that all indemnification obligations and any related third-party claims have been resolved. The escrow agreement expires 30 days after the end of the period of limitations for which the filed cost reports may be subject to audit. At that time, or prior to that time, at the mutual agreement of Chance Murphy and the Company, any funds in excess of outstanding claims will be released to the Company. At March 31, 2001, the Company had $1,556 in escrow, net of reserves.

                          NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2001
                      (in thousands except per share data)
                                  (Unaudited)


    Results of operations for all of the Company's discontinued operations (consisting of the outpatient services, employee services and long-term care services operating segments) were as follows for the three and nine months ended March 31, 2001 and 2000.


                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       MARCH 31,                          MARCH 31,
                                                 2001             2000              2001              2000
                                            ---------------  ----------------  ----------------  ---------------
   Net revenues............................ $           --   $           --    $          --     $     408,475
   Income before income taxes..............             --               --               --             5,507
   Income tax benefit......................             --               --               --             6,395
                                            ---------------  ----------------  ----------------  ---------------
   Net income.............................. $           --   $           --    $          --     $      11,902
                                            ===============  ================  ================  ===============


         The income tax benefit for the nine months ended March 31, 2000 results from the reversal of accrued income tax liabilities in conjunction with the sales of the company's operating businesses, net of state income taxes provided.

           During the three months ended March 31, 2001, the Company recognized a $789 gain on disposal of discontinued operations. This gain primarily relates to the collection of previously written off cost report receivable net of the payment of a liability resulting from the sale of low income housing credits in fiscal year 1999.

         At March 31, 2001 the net liability from discontinued operations consists of accrued expenses to wind down the disposed operations including legal fees, litigation expense, payroll costs and other liabilities, offset by accounts and notes receivable and Medicare indemnification receivables, substantially all of which are in litigation or arbitration. It is reasonably possible that the amounts of accrued liabilities and the established reserves against these receivables may need to be adjusted based on the resolution of one or more future events for which the eventual outcome is uncertain at this time.

         Approximately $5,893 of the long-term care services accounts receivable, net of reserves of $3,754, have been converted into notes receivable and are included in other assets above. These notes are expected to be repaid over the next two years.

         Approximately 51% of the $2,431 of accounts receivable is due from 2 customers. The Company does not have any collateral with respect to the outstanding accounts receivable and Medicare indemnification receivables.

4.   PROVISION FOR RESTRUCTURE

         In the fourth quarter of fiscal 1999, the Company recorded a provision for restructure of $12,260 related to a program to reduce its selling, general and administrative costs incurred at its corporate headquarters. The program involved the termination of 74 employees of which all affected employees were terminated as of September 30, 2000. This provision consisted of the following:


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
                                                                           ================

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                      (In thousands, except per share data)
                                   (Unaudited)

         In the first quarter of fiscal 2000, the Company reversed $1,987 of this provision based on the current costs expected to complete this program. The reversal is the net amount of additional severance and related costs of $2,400 and reduction of lease and technology agreement mitigation of $4,387.

         Activity in the accrued liability for this provision consisted of the following:

                                                                             For the nine
                                                                             months ended          For the year
                                                                              March 31,           ended June 30,
                                                                                 2001                  2000
                                                                           -----------------     -----------------
         Balance, beginning of period................................      $         791         $       11,575
         Reversal of provision for restructure.......................                 --                 (1,987)
         Payments and other reductions...............................               (559)                (8,797)
                                                                           -----------------     -----------------
         Balance, end of period......................................      $         232         $          791
                                                                           =================     =================

The Company expects that all of these remaining costs, primarily benefits for terminated employees, will be expended by December 31, 2001.

5.   NET (LOSS) INCOME PER SHARE

         The following table sets forth the computation and reconciliation of net loss per share-basic and assuming dilution:


                                                         FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS
                                                                 MARCH 31,                       ENDED MARCH 31,
                                                       -------------------------------    -------------------------------
                                                           2001              2000             2001             2000
                                                       -------------     -------------    -------------    --------------

Loss from continuing operations......................   $     (992)       $ (1,037)        $ (3,934)          $ (24,068)
Income from discontinued operations,
   net of tax........................................           --              --               --              11,902
Gain (loss) on disposal of discontinued
   operations........................................          789          15,556)           2,934            (340,699)
Extraordinary Item............................                  --              --               --                 598
                                                       -------------     -------------    -------------    --------------
Net loss.............................................   $     (203)       $(16,593)        $ (1,000)          $(352,267)
                                                       =============     =============    =============    ==============
Weighted average shares outstanding:
  Weighted average shares outstanding - basic
    and assuming dilution.....................              63,364          63,343           63,364              63,320
                                                       =============     =============    =============    ==============
  Loss per share from continuing operations - basic
   and assuming dilution.............................  $     (0.02)       $  (0.02)        $  (0.06)          $   (0.38)
  Income per share from discontinued operations -
    basic and assuming dilution......................           --              --               --                0.19
  Gain (loss) per share on disposal of
    discontinued operations - basic and
    assuming dilution................................         0.01           (0.24)            0.04               (5.38)
  Extraordinary Item per share - basic and assuming
    dilution.........................................           --              --               --                0.01
                                                       -------------     -------------    -------------    --------------
  Net loss per share - basic and assuming dilution...  $     (0.01)       $  (0.26)        $  (0.02)          $   (5.56)
                                                       =============     =============    =============    ==============

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                      (In thousands, except per share data)
                                   (Unaudited)

     The Company did not include the common stock equivalents of a $60 convertible subordinated note because its effects are antidilutive in all periods. There were no transactions subsequent to March 31, 2001 that would have materially changed the number of shares used in computing loss from continuing operations per share - basic and assuming dilution.

6.       NOTE PAYABLE

     On September 27, 2000, the Company issued a 10% convertible subordinated note to an officer in the amount of $60. The note bears interest at a rate of 10% per annum and is payable on the earlier of demand by the officer for payment or May 1, 2006. The note is convertible into the Company's common stock and has a conversion price that ranges from $0.04 to a potential $0.0025 per share. In the event that the Company's board acts to file liquidation papers, or take other actions that would result in returning assets to the shareholders, the note (and all accrued interest) shall be convertible into the Company's common stock at a conversion price of $0.0025 per share.

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

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                      (In thousands, except per share data)
                                   (Unaudited)

         The Company has notified its insurance carriers of this action. In the event that the plaintiff obtains an adverse judgment, there will be no assets for investment or liquidation and the Company will file for bankruptcy law protection.

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

          HEALTHSOUTH CORPORATION V. NOVACARE, INC. AND NC RESOURCES, INC., Montgomery County Court of Common Pleas, No. 99-17155 (filed September 28,
     1999). The complaint in this action alleges that, pursuant to a February 3, 1995 stock purchase agreement involving the sale of the Company's medical rehabilitation hospital subsidiary Rehab Systems Company ("RSC") to Healthsouth Corporation ("Healthsouth"), the Company agreed to reimburse Healthsouth for any payments that Healthsouth was obligated to pay Medicare, Medicaid or other cost-based reimbursement systems as a result of RSC's indebtedness to such payors. The complaint seeks damages in the amount of $12,600 plus interest. In the event that the plaintiff obtains an adverse judgment, there will be no assets for investment or liquidation and the Company will file for bankruptcy law protection.

                           NAHC, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                      (In thousands, except per share data)
                                   (Unaudited)


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

     During the nine months ended March 31, 2001, the Company settled four claims that were in litigation or arbitration; CONTINENTAL ORTHOPEDIC APPLIANCES, INC. V. HEALTH INSURANCE PLAN OF GREATER NEW YORK, ET AL., COMPLETE CARE V. NOVACARE, U. S. EX. REL. GUBLO V. NOVACARE, and an action brought by a former employee.

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

         NAHC is a company in transition, attempting to manage its liabilities and realize its remaining assets. Any investment in the Company should be considered extremely speculative and risky. The Company's current estimate of net proceeds available for distribution per share upon liquidation of the Company is between ($0.3093) (negative 30.93 cents) and $0.0022. See "Liquidity and Capital Resources - Liquidation Analysis and Estimates." There is a substantial risk that the Company will be forced to seek bankruptcy law protection.

         On July 1, 1999, the Company completed the sale of its orthotic and prosthetic ("O&P") business to Hanger Orthopedic Group, Inc. ("Hanger").

         On September 21, 1999, the stockholders of the Company approved three proposals submitted as part of a Special Meeting of Stockholders. The first proposal recommended the sale of the Company's Physical Rehabilitation and Occupational Health ("PROH") division, the second proposal recommended the sale of the Company's 64% interest in NovaCare Employee Services, Inc. ("NCES") and the third proposal recommended the adoption of a plan to restructure the Company. Under the third proposal, a Plan of Restructuring was adopted whereby if, by the designated liquidation date, currently June 30, 2002, the Company is unable to find suitable acquisition candidates to reinvest any remaining net assets, it will liquidate, unless the Board of Directors, in its discretion, determines otherwise.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 VS. MARCH 31,
2000

CONTINUING OPERATIONS

         The loss before income taxes from continuing operations was $1.0 million for the three months ended March 31, 2001 compared to $1.0 million for the same period last year.

                           NAHC, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         There is no provision for or benefit from income taxes for the three months ended March 31, 2001 as the Company could not utilize, for income tax purposes, the loss incurred in the period. The Company has net operating loss carryforwards ("NOLs") the range of which it is currently evaluating. The ultimate amount of the NOLs is dependent on future actions. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. Accordingly, the Company has provided a full valuation allowance against the entire net deferred tax asset at March 31, 2001. For the same period last year, the Company recognized no tax benefit.

DISCONTINUED OPERATIONS

         There was no loss from discontinued operations for the three months ended March 31, 2001 or March 31, 2000 because all the Company's businesses were sold prior to December 31, 1999. During the three months ended March 31, 2001, the Company recorded a gain on disposal of discontinued operations of $0.8 million primarily as a result of the collection of previously written off receivables, partially offset by the payment of a liability from the fiscal year 1999 sale of low income housing credits.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2001 VS. MARCH 31,
2000

CONTINUING OPERATIONS

         The loss before income taxes from continuing operations was $3.9 million for the nine months ended March 31, 2001 compared to $24.1 million for the same period last year. The primary reasons for the decrease in the losses were (i) a decrease in selling, general and administrative costs of approximately $19.5 million, principally as a result of the reduction of the Company's employee base and (ii) interest expense decreased by approximately $6.8 million as a result of the payment of the Company's line of credit and convertible debentures.

         There is no provision for or benefit from income taxes for the nine months ended March 31, 2001, as the Company could not utilize, for income tax purposes, the loss incurred in the period. For the same period last year, the Company recognized no tax benefit.

DISCONTINUED OPERATIONS

         There was no loss from discontinued operations for the nine months ended March 31, 2001 because all the Company's businesses were sold prior to December 31, 1999. The income from discontinued operations, net of tax, for the nine months ended March 31, 2000 was $11.9 million, due primarily to the results of the PROH and NCES business and the reversal of accrued income tax liabilities in conjunction with the sales of the Company's operating businesses. During the nine months ended March 31, 2001, the Company recorded a gain on disposal of discontinued operations of $2.9 million, primarily as a result of settlements of certain legal claims, 401(k) forfeitures and Medicare claims, partially offset by an additional accrual for legal expenses and the payment of the liability from the sale of low income housing credits.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     At March 31, 2001, cash and cash equivalents totaled $4.0 million compared to $10.0 million at June 30, 2000. The net decrease in cash and cash equivalents from June 30, 2000 of $6.0 million resulted principally from the payment of accrued liabilities related to the PROH, NCES and O&P dispositions and legal costs, partially offset by the release of restricted cash and 401(k) forfeitures.

                           NAHC, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     The Company's cash position is extremely uncertain and risky. The Company's cash position, after satisfaction of its contractual obligations and operating expenses, will vary based on the amount and timing of cash flows. Cash inflows primarily consist of collections (through litigation and arbitration) of LTCS related receivables and Medicare related receivables. Cash outflows primarily relate to lawsuits against the company. Collectively, these lawsuits are seeking hundreds of millions of dollars form the Company. The costs of defending these lawsuits are substantial and may increase materially. As discussed elsewhere, cash inflows and outflows from litigation are inherently extremely uncertain. The Company's assumptions with respect to incoming and outgoing cash flows include, without limitation, assumptions that certain litigation will be settled and not actually litigated, that the settlements will be for certain minimum amounts and that the settlements will occur within certain timeframes. These assumptions are uncertain and the actual timing and amounts may differ materially from amounts assumed herein because of the inherent uncertainty involved in estimating the outcomes and costs of legal and arbitration proceedings. The Company's cash position will very likely be materially different from that estimated here.

     The range of possible outcomes is extremely wide. On the one hand, the Company may do materially worse than estimated in which case it will likely file for bankruptcy protection. On the other hand, the Company may do better in the lawsuits and arbitrations than estimated, in which case the cash available to the Company may be materially higher than estimated.

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

LIQUIDATION ANALYSIS AND ESTIMATES

     For purposes of determining the available assets, if any, that may be distributed to stockholders, in the event of a liquidation of the Company, management made the following estimates of the assets and liabilities of the Company, as of March 31, 2001. Stockholders should note that the current minimum estimate (i.e., the least amount available for stockholders) is a negative number - approximately negative $19.6 million or negative thirty-one cents (($.31)) per share. If the assumptions made by management in estimating the minimum estimated liquidation amount come true, management estimates that the Company's liabilities will exceed its assets by approximately $19.6 million, in which case there would be no assets available for distribution to stockholders. Furthermore, the current minimum estimate includes only estimates of potential settlements of the pending lawsuits against the Company, but does not include estimates of an adverse ruling or judgment against the Company in any of these lawsuits. If the Company suffers an adverse ruling or judgment in any of these cases, the Company will be forced to seek bankruptcy law protection.

         As set forth above, any estimate of the Company's possible net assets, if any, available for distribution is extremely uncertain. In addition to the litigation and arbitration estimates, other significant assumptions that have been made by management in establishing these estimates include (i) certain assumptions regarding the buyer of NCES continuing to satisfy certain workers compensation funding obligations over the next four to five years relating to former Company employees, which obligations are collateralized by Company deposits, and (ii) certain assumptions regarding the extent of indemnification claims made against the escrow account established by the Company with Chance Murphy, Inc. for Medicare settlements in connection with the LTCS sale.

                           NAHC, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         The estimated operating costs for the period from May 1, 2001 through June 30, 2002, the assumed liquidation date, have been based on the Company's internal estimates. It is possible that the actual liquidation date, if any, could be later if the Board of Directors, in its discretion, deems it appropriate and that the actual operating costs may differ materially from the estimates included herein.


                                                                                            ($ IN MILLIONS, EXCEPT PER
                                                                                                   SHARE AMOUNTS)
                                                                                            MINIMUM            MAXIMUM
                                                                                            -------            -------

(i)    ESTIMATED REALIZABLE VALUES OF ASSETS OF THE COMPANY
       Cash and cash  equivalents at March 31, 2001......................                  $    4.0            $   4.0
       Restricted cash...................................................                       4.6                4.6
       Other current assets..............................................                       1.8                1.8
                                                                                           --------            -------
       Total estimated assets............................................                      10.4               10.4
                                                                                           --------            -------
(ii)   ESTIMATED LIABILITIES OF THE COMPANY
       Accounts payable and accrued expenses.............................                      (2.8)              (2.8)
       Tax liabilities...................................................                      (1.9)              (1.9)
       Net liabilities of discontinued operations........................                     (19.0)              (1.0)
                                                                                           --------            -------
       Total estimated liabilities.......................................                     (23.7)              (5.7)
                                                                                           --------            -------
(iii)  ESTIMATED OPERATING COSTS DURING LIQUIDATION
       Investment income during liquidation..............................                        --                0.1
       Payroll and benefits for liquidation personnel....................                      (1.5)              (1.2)
       Legal, audit and other professional costs.........................                      (3.6)              (2.4)
       Other costs.......................................................                      (1.2)              (1.0)
                                                                                           --------            -------
       Total estimated operating costs during liquidation................                      (6.3)              (4.5)
                                                                                           --------            -------
       ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
        TO STOCKHOLDERS..................................................                  $  (19.6)           $   0.2
                                                                                           ========            =======
       ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
         PER OUTSTANDING COMMON SHARE....................................                  $(0.3093)           $0.0022
                                                                                           ========            =======

       The calculation for estimated net proceeds available for distribution per share includes the dilutive effect of a conversion into common stock of the note payable as described in Note 6. The following table sets forth a reconciliation of the low end of the range of the estimates set forth above under "Liquidation Analysis and Estimates" with the Company's shareholders' equity, as set forth in its unaudited Consolidated Balance Sheet as of March 31, 2001:


                                                                           ($ IN MILLIONS)
                                                                           ---------------
         Total shareholders' equity as of March 31, 2001................      $      4.7
         Additional contingent costs....................................           (18.0)
         Estimated operating costs during liquidation...................            (6.3)
                                                                              -----------
         ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
            TO STOCKHOLDERS.............................................      $    (19.6)
                                                                              ===========

       AS SET FORTH ABOVE, THE ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION PER OUTSTANDING COMMON SHARE UPON THE LIQUIDATION OF THE COMPANY OF ($0.3093) TO $0.0022 ARE EXTREMELY UNCERTAIN. THE ACTUAL AMOUNTS WILL VERY LIKELY DIFFER MATERIALLY FROM THAT ESTIMATED HERE. ESTIMATING THE COSTS AND OUTCOMES OF LITIGATION IS INHERENTLY EXTREMELY RISKY. MOREOVER, NO ASSURANCE CAN BE GIVEN THAT ANY AMOUNTS TO BE RECEIVED BY THE COMPANY'S STOCKHOLDERS IN LIQUIDATION WILL EQUAL OR EXCEED THE PRICE OR PRICES AT WHICH THE COMMON STOCK HAS RECENTLY TRADED OR MAY TRADE IN THE FUTURE.

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

         Management's estimate of the Company's possible net assets, if any, available for distribution is extremely uncertain. This uncertainty, in general, is due to the fact that the Company's assets consist primarily of delinquent or disputed accounts receivable that are in litigation and the Company's liabilities consist of certain fixed liabilities and many contingent liabilities that depend upon the outcome of legal proceedings against the Company. All legal proceedings are inherently uncertain. Any investment in the Company should be considered extremely speculative and risky. Prior to making any investment decision regarding the Company, stockholders and prospective stockholders are urged to read in its entirety the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and the Form 10-Q's for the quarters ended September 30, 2000 and December 31, 2000, all of which are on file with the Securities and Exchange Commission, in conjunction with this Form 10-Q.

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

         BRADY V. NAHC, INC., ET AL., in the United States District Court for the Eastern District of Pennsylvania. This is a purported class action case filed on behalf of all persons who purchased the common stock of NAHC during the period between April 5, 1999 through and including November 22, 1999. Five similar actions have been filed in the Eastern District of Pennsylvania, including one that alleges a class period from May 20, 1998 through November 22, 1999. They have been consolidated into a single action. PricewaterhouseCoopers LLP is named as a defendant in one of the cases.

         The case is subject to the provisions of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). The defendants have filed a motion to dismiss. Under the PSLRA, discovery is stayed until the motion to dismiss is resolved.

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


         HEALTHSOUTH CORPORATION V. NOVACARE, INC. AND NC RESOURCES, INC., Montgomery County Court of Common Pleas, No. 99-17155 (filed September 28,
     1999). The complaint in this action alleges that, pursuant to a February 3, 1995 stock purchase agreement involving the sale of the Company's medical rehabilitation hospital subsidiary Rehab Systems Company ("RSC") to Healthsouth Corporation ("Healthsouth"), the Company agreed to reimburse Healthsouth for any payments that Healthsouth was obligated to pay Medicare, Medicaid or other cost-based reimbursement systems as a result of RSC's indebtedness to such payors. The complaint seeks damages in the amount of $12,600 plus interest. Initial pleadings in this matter have been completed and it is expected that the parties will proceed to discovery in the near future. In the event that the plaintiff obtains an adverse judgment, there will be no assets for investment or liquidation and the Company will file for bankruptcy law protection.

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

          During the nine months ended March 31, 2001, the Company settled four claims that were in litigation or arbitration; CONTINENTAL ORTHOPEDIC APPLIANCES, INC. V. HEALTH INSURANCE PLAN OF GREATER NEW YORK, ET AL., COMPLETE CARE V. NOVACARE, U. S. EX. REL. GUBLO V. NOVACARE, and an action brought by a former employee.

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

NONE


ITEM 5 - OTHER INFORMATION

NONE


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Reports on Form 8-K

         There were no reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                   NAHC, INC.
                              ---------------------
                                  (REGISTRANT)




DATE: MAY 15, 2001                  BY /S/ DAVID R. BURT
                                       ----------------------------------------
                                    DAVID R. BURT
                                    CHIEF EXECUTIVE OFFICER, PRINCIPAL FINANCIAL
                                    AND ACCOUNTING OFFICER AND DIRECTOR