Form 10-K
period 2001-06-30
NAHC INC
filed 2001-09-28
CIK 802843

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                         Commission file number 1-10875
                                   NAHC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                13-3247827
       (STATE OF INCORPORATION)                     (I.R.S. EMPLOYER
                                                   IDENTIFICATION NO.)


       1018 WEST NINTH AVENUE
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

       AS OF SEPTEMBER 6, 2001, 63,364,280 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES WAS APPROXIMATELY $149,448. (DETERMINATION OF STOCK OWNERSHIP BY NON-AFFILIATES WAS MADE SOLELY FOR THE PURPOSE OF RESPONDING TO THIS REQUIREMENT AND THE REGISTRANT IS NOT BOUND BY THIS DETERMINATION FOR ANY OTHER PURPOSE.)

                       DOCUMENTS INCORPORATED BY REFERENCE

       NONE.

                           NAHC, INC. AND SUBSIDIARIES

                  FORM 10-K -- FISCAL YEAR ENDED JUNE 30, 2001

                       CONTENTS AND CROSS REFERENCE SHEET
           FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K

FORM 10-K  FORM 10-K                                                                                           FORM 10-K
PART NO.   ITEM NO.                                        DESCRIPTION                                         PAGE NO.
--------   --------                                        -----------                                         --------
I           1        Business.................................................................................. 3
                       The Company............................................................................. 3
                          Overview............................................................................. 3
                          Plan of Restructuring................................................................ 4
                     Discontinued Operations................................................................... 4
                     General and Administrative Activities..................................................... 4
                     Risk Factors.............................................................................. 5
                     Insurance................................................................................. 7
                     Employees................................................................................. 7
                     Executive Officers of the Registrant...................................................... 8
            2        Properties................................................................................ 8
            3        Legal Proceedings......................................................................... 8
            4        Submission of Matters to a Vote of Security Holders.......................................10
II          5        Market for Registrant's Common Equity and Related Stockholder
                       Matters.................................................................................11
            6        Selected Financial Data...................................................................12
            7        Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...............................................................13
            7a       Quantitative and Qualitative Disclosures About Market Risk................................19
            8        Financial Statements and Supplementary Data...............................................20
            9        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure................................................................47
III         10       Directors and Executive Officers of the Registrant........................................48
            11       Executive Compensation....................................................................49
            12       Security Ownership of Certain Beneficial Owners and
                       Management..............................................................................52
            13       Certain Relationships and Related Transactions............................................52
IV          14       Exhibits, Financial Statement Schedule and Reports on Form 8-K............................53
Signatures.....................................................................................................54

                                     PART I

ITEM 1.   BUSINESS

THE COMPANY

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

       NAHC is a company in transition, attempting to manage its liabilities and realize its remaining assets. The Company is a defendant in many significant lawsuits. See "Legal Proceedings." Collectively, the amount sought to be recovered from the Company in these lawsuits are in the hundreds of millions of dollars. The likelihood of the Company succeeding in defense of these lawsuits is inherently risky and uncertain. In addition, the Insurance Commissioner of the Commonwealth of Pennsylvania has filed a Petition for Rehabilitation against the Company's professional liability insurance carrier in order to determine if the insurance carrier is solvent. If the insurance carrier is determined to be insolvent, it will not pay any of the claims against its policyholders, including those against the Company.

       Any investment in the Company should be considered extremely speculative and risky. See "Risk Factors." The Company's current estimate of net proceeds available for distribution per share upon liquidation of the Company is between ($.53) (negative fifty three cents) and $.0034. See "Liquidity and Capital Resources - Liquidation Analysis and Estimates."

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

       On October 19, 1999, the Company completed the sale of its 64% interest in NCES to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES's outstanding shares. On November 19, 1999, the Company completed the sale of the PROH business to Select Medical Corporation. In conjunction with the PROH sale, the "NovaCare" name was also sold and the Company changed its name to NAHC, Inc. effective March 28, 2001.

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

       Accordingly, the Company has reflected substantially all of its results of operations and cash flows, for the current and all prior periods as discontinued operations except for its remaining general and administrative activities, which are treated as continuing operations. As of August 22, 2001, the Company's financial assets are in cash items as defined under the Investment Company Act of 1940.

PLAN OF RESTRUCTURING

       Pursuant to a Plan of Restructuring (the "Plan") adopted by the Company's stockholders at a Special Meeting of Stockholders held on September 21, 1999, as amended by the Board of Directors on September 27, 2000 and May 9, 2001, the Board of Directors has the authority to commence a liquidation of the Company if suitable reinvestment opportunities are not identified by the Company by June 30, 2002 (the "Liquidation Date"). The Plan also affords the Board the discretion to adjust the Liquidation Date to a date earlier or later than June 30, 2002, if it determines such action to be appropriate. In evaluating whether to reinvest the Company's remaining assets, if any, or to liquidate the Company, a critical factor for the Board to consider is the value of the Company's remaining assets after satisfaction of all actual and contingent liabilities. Because the vast majority of the Company's remaining assets consists of delinquent or disputed accounts receivable that are in litigation proceedings and the Company's remaining liabilities include, among others, contingent liabilities that have arisen (and may arise) from pending legal actions against the Company or for which the Company may be held responsible, the Company is unable to determine the value of net assets, if any, that may be available for a potential reinvestment until these legal proceedings are settled or concluded. There is a significant risk that there will be no assets to reinvest or distribute to shareholders. During the period prior to the Liquidation Date, the Company will continue its efforts to realize its remaining assets and to resolve its outstanding liabilities.

DISCONTINUED OPERATIONS

       As discussed above in "The Company - Overview", the Company's former long-term care services segment was disposed in fiscal 1999 with the shutdown of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. The Company's former employee services segment was disposed of through the Company's sale of its interest in NCES. The Company's former outpatient services segment was disposed of through the sales of O&P and PROH. As a result of these transactions, the Company has disposed of all of its operating segments and the Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize on its remaining assets, general administrative matters and the preparation for potential liquidation or investment. Accordingly, the Company has reflected substantially all of its assets and liabilities, results of operations and cash flows, for the current and all prior periods as discontinued operations in the consolidated financial statements, schedule and notes thereto in Parts II and IV below. Except for its remaining general and administrative activities which are treated as continuing operations, the Company had exited or sold all of its businesses as of June 30, 2000. Therefore, the remainder of "Item 1. Business" describes the Company's remaining general and administrative activities.

GENERAL AND ADMINISTRATIVE ACTIVITIES

       The Company's remaining general and administrative activities consist primarily of (i) managing litigation, including defending significant lawsuits against the Company, and realization of assets, primarily delinquent accounts and notes receivable pertaining to the Company's former long-term care services business, (ii) compliance with regard to general corporate governance matters, (iii) financial, tax and Medicare program reporting for internal and external regulatory purposes, and (iv) preparation for potential liquidation or investment.

       To conduct the general and administrative activities, the Company has retained seven employees and two consultants to carry out the general and administrative functions specified above. These resources have been supplemented with outside financial, tax, legal and systems resources when required by management and the Board of Directors.

RISK FACTORS

     THE AMOUNT OF NET ASSETS, IF ANY, AVAILABLE FOR INVESTMENT OR DISTRIBUTION IN LIQUIDATION IS EXTREMELY UNCERTAIN.

       Since the Company first made estimates of its liquidation value in its proxy statement dated August 13, 1999, management has from time to time materially lowered those estimates, and there can be no assurance that such estimates, including those estimates contained in this report, will not be materially lowered in the future. The range of the estimate, currently ($.53) (negative fifty three cents) and $.0034 per share of Common Stock, reflects the inherent uncertainty of the Company's liquidation value. This uncertainty is due, in general, to the nature of the Company's assets and its contingent liabilities. A large percentage of the Company's assets consist of delinquent or disputed accounts receivable which the Company is attempting to collect through litigation. Counterclaims have been filed against the Company in nearly all of these actions. The results of these collection actions are inherently uncertain. Furthermore, the Company is a defendant in multiple litigation matters. See "Legal Proceedings." The outcome of these matters is not possible to predict and the current minimum estimate includes only estimates of potential settlements of certain material lawsuits, but does not include estimates of an adverse ruling or judgment against the Company. If the Company suffers an adverse ruling or judgment in any of these cases, the Company will be forced to seek bankruptcy law protection.

     CASH FLOW MAY BE INSUFFICIENT TO SATISFY OBLIGATIONS

       The Company's cash position is highly uncertain due to the nature of its assets and liabilities and will vary based on the timing of cash inflows and outflows. Cash inflows primarily consist of collections of long term care services ("LTCS") related receivables (all of which are in excess of one year old) and the release of restricted cash and escrowed funds. Cash outflows are principally related to legal proceedings and claims in conjunction with the sale of the Company's operating businesses and general and administrative expenses. The Company does not have, and will not have, sufficient cash to try the litigation against it. Due to the uncertainty of the amount and timing with regard to cash flows, there can be no assurance that the Company will have sufficient cash flow in the future to satisfy obligations when they become due. Under those circumstances, the Company may seek short-term financing, negotiate lower settlement amounts with regard to its obligations or seek bankruptcy law protection.

     THERE IS A SUBSTANTIAL RISK THE COMPANY WILL BE FORCED TO SEEK BANKRUPTCY LAW PROTECTION.

       If the Company's liabilities exceed its assets or the Company is unable to pay its liabilities as they become due, the Company will be forced to seek protection under bankruptcy laws. This is likely to occur if the Company cannot settle the lawsuits against it or can't recover money owed to it. The Company would most likely be liquidated under this circumstance, with the shareholders of the Company receiving no proceeds in such liquidation.

     THE COMPANY'S PROFESSIONAL LIABILITY INSURER MAY BE UNABLE TO PAY CLAIMS AGAINST THE COMPANY

       On August 16, 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania filed a Petition for Rehabilitation against the Company's Professional Liability Insurance Carrier, PHICO Insurance Company. The Order of Rehabilitation gives the Insurance Commissioner statutory control of PHICO in order for the Commissioner to thoroughly analyze, evaluate and oversee PHICO's finances. During the rehabilitation process, the Commissioner will determine if PHICO is solvent. If it is concluded that PHICO is not solvent, PHICO will not be able to pay any of the claims against its policyholders, including the Company's. If in fact PHICO is deemed to be insolvent, the Company will not be able to meet the obligations that would have been paid by PHICO as the Company's insurance carrier. At that time, the Company would become insolvent and would most likely file for bankruptcy law protection.

   THE COMPANY IS LOSING MONEY AND MAY NOT EVER BE PROFITABLE.

       The Company incurred substantial net losses in each of the previous three fiscal years. In addition, the Company currently has no operations and thus there can be no assurance that it will ever be profitable. The Company's ability to become profitable depends on (1) there being sufficient net assets to invest and (2) management's ability to find a suitable business opportunity in which to invest. There can be no assurance that there will be any, or sufficient, assets to invest or that management will identify such an investment opportunity, or if identified, that the Company will be able to reach an agreement and complete such an investment. Furthermore, there can be no assurance that any investment made by the Company will be profitable.

     WE MAY BE CONSIDERED AN INVESTMENT COMPANY

       The Investment Company Act of 1940 requires registration as an investment company for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. Unless an exclusion or safe harbor applies, a company may be deemed to be an investment company if it owns "investment securities" with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. A general exclusion is provided for companies that are engaged primarily in a business other than investing.

       From the time of its public offering until November 19, 1999, the Company continued to operate one or more of its healthcare or professional employment businesses and, therefore, was not an investment company because it was primarily engaged in a business other than investing. Since November 1999, the Company has been engaged in litigation, arbitration and other activities as part of winding down the various liabilities and assets from its operating businesses. The Company believes it has been involved primarily in a business other than investing since November 1999. There is a risk that the Securities and Exchange Commission ("SEC") may take a contrary view.

       The Company believes that there are several exclusions from the definition of investment company available to it. First, the Company does not meet the 40% test with respect to the composition of its assets. Fewer than 40% of its assets are in categories that the Company believes could be considered to be `investment securities." Second, the Company has placed assets that could be considered "investment securities" into "cash items." All of the company's financial assets are in cash items. Cash items are excluded from the calculation to determine whether a company meets the 40% test.

       In the event that the SEC disagrees with the Company's analysis, we may be required to register as an investment company under the Investment Company Act of 1940 or seek an exemption from the SEC that would exclude us from the definition of an investment company. Registration as an investment company would entail significant and material costs and restrictions on the Company.

     THE CURRENT MANAGEMENT TEAM HAS ONLY LIMITED KNOWLEDGE OF THE COMPANY'S OPERATING HISTORY.

       The financial constraints under which the Company is operating have made it difficult to retain management personnel, virtually all of which have been replaced subsequent to the disposal of the Company's operating business segments. This high rate of management turnover, and the resultant loss of institutional knowledge, makes it more difficult to both defend claims being made against the Company and assert claims on its behalf.

     EXTENSION OF LIQUIDATION DATE MAY INCREASE EXPENSES AND FURTHER REDUCE LIQUIDATION VALUE.

       The Plan of Restructuring approved by the Company's stockholders gave the Board of Directors discretion to extend the Company's search for possible acquisition candidates or other investment opportunities, and thus delay the Liquidation Date. The Board has chosen to exercise this discretion, and it is now expected that the Company's liquidation will not occur, if at all, until June 30, 2002. The decision to extend the Liquidation Date could result in the further depletion of proceeds available to stockholders should the Board later decide to proceed with the liquidation of the Company.

     LIQUIDATION WILL RESULT IN LOSS OF NOLS.

       If the Board of Directors decides to move forward with the Company's liquidation, any potential benefit of the Company's net operating loss carryforwards for income tax purposes will be lost.

       THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS.

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

INSURANCE

       The Company purchased professional liability tail coverage insurance for periods prior to the sales of its respective businesses, (see "Risk Factors", however). The Company also maintains property and general liability insurance for the customary risks inherent in the operation of business in general.

EMPLOYEES

       At June 30, 2001, the Company had seven employees. NAHC's employees are not represented by any labor union and the Company is not aware of any current activity to organize any of its employees.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       For the executive officers of NAHC, see "Item 10 - Directors and Executive Officers of the Registrant".

ITEM 2.   PROPERTIES

       NAHC's principal executive offices are located at 1018 West Ninth Avenue, King of Prussia, Pennsylvania 19406, where NAHC leases approximately 3,500 square feet of office space. The lease for this office space expires in December 2002. The Company does not anticipate that it will experience difficulty in renewing such lease upon its expiration or obtaining different space on comparable terms if such lease is not renewed. The Company believes that this facility is well maintained and of adequate size for present and foreseeable needs. See Note 10 of Notes to Consolidated Financial Statements for information concerning the Company's leases.

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

            The Defendants intend to vigorously defend the action. The Company has notified its insurance carriers of this action. If the Defendants suffer an adverse judgment which the Company is required to pay, it will likely result in there being no assets for investment or liquidation; in such event, the Company will file for bankruptcy law protection. The Company has filed a motion to dismiss this case. This motion has been opposed by the plaintiff and the court has not decided it.

            UNITED STATES OF AMERICA, EX REL., SAUL EPSTEIN V. NOVACARE, INC., ET AL., Civil Action No. 98-CV-4185. This QUI TAM action was filed on or about August 10, 1998 by Saul R. Epstein on behalf of the United States government, in camera and under seal in the United States District Court for the Eastern District of Pennsylvania, asserting claims against the Company for violations of the False Claims Act. On October 12, 1999, the United States Attorney for the Eastern District of Pennsylvania elected not to intervene in the matter and not to prosecute the complaint on behalf of the United States. On October 21, 1999, the complaint was unsealed. On November 26, 1999, an amended complaint was filed and subsequently served on the Company. The amended complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5,000 to $10,000 for each violation, plus attorneys' fees, experts' fees and costs of the suit. This matter currently is in discovery. The Company will likely not have sufficient assets to try this case should it proceed to trial. In addition, pursuant to the purchase and sale agreement for the sale of the Company's PROH division, the Company has indemnified Select, the buyer of the PROH division, in certain circumstances. In the event that the plaintiff obtains an adverse judgment, there will be no assets for investment or liquidation and the Company will file for bankruptcy law protection.

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

            SIGNIFICANT POTENTIAL MALPRACTICE LIABILITY

            The Company is a defendant in many significant malpractice lawsuits. The Company purchased malpractice insurance from PHICO Insurance Company. As noted above, the Insurance Commissioner of the Commonwealth of Pennsylvania has placed PHICO into rehabilitation. If PHICO is determined to be insolvent by the insurance commissioner, PHICO will not be permitted to pay any claims. See the above risk factor. If PHICO is deemed insolvent, the Company will be forced to file for bankruptcy protection.

            Several of the malpractice lawsuits against the Company are individually material to the Company. Among these are several wrongful death cases. In two of the material wrongful death cases, the Company has been notified that it will be added as a defendant but it has not yet been served. In other wrongful death cases, the Company has not been named as a defendant but has been notified that indemnification will be sought from the Company by named defendants. One of the most significant wrongful death cases against the Company is Rolls v. NovaCare ET. AL. filed in a state court in the State of Mississippi. If an adverse judgment is entered against the Company in the Rolls case, or in any one of the other wrongful death cases, the Company will be forced to file for bankruptcy protection - even if PHICO is still solvent.

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

            The Company is a defendant in a number of additional legal actions seeking monetary damages, which singularly, and in the aggregate, may have a material adverse effect on the Company's business, financial condition, results of operations and liquidity if such actions are adversely concluded. Also, in connection with many of the collection actions brought by the Company against third parties to collect outstanding accounts receivable, counterclaims (including counterclaims in the millions of dollars) have been made against the Company which, in many cases, exceed the amount sought by the Company in the underlying actions. In addition, the Insurance Commissioner of the Commonwealth of Pennsylvania has filed a Petition for Rehabilitation against the Company's professional liability insurance carrier in order to determine if the insurance carrier is solvent. If the insurance carrier is determined to be insolvent, it will not be able to pay any of the claims against its policyholders, including those against the Company. In the event that any of the material actions are concluded in a manner that is adverse to the Company, there will be no assets for investment or liquidation and the Company will file for bankruptcy law protection.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       NAHC's common stock is traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol NAHC. Trading of NAHC on OTCBB commenced on December 3, 1999. The Company's common stock was traded on the New York Stock Exchange (the "NYSE") under the symbol NOV until November 22, 1999, the date on which the Company's common stock ceased trading on the NYSE. On September 6, 2001, there were 1,434 holders of record of common stock.

       The following table sets forth the high and low bids per share of common stock on the OTCBB for the relevant periods, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and thus may not necessarily represent actual transactions.

                                                                                 HIGH                 LOW
                                                                                 ----                 ---
YEAR ENDED JUNE 30, 2001:
    First Quarter......................................................         $0.055               $0.010
    Second Quarter.....................................................          0.015                0.003
    Third Quarter......................................................          0.008                0.004
    Fourth Quarter.....................................................          0.005                0.001

YEAR ENDED JUNE 30, 2000:
    Second Quarter (beginning December 3, 1999)........................         $ 0.19               $ 0.14
    Third Quarter......................................................           0.32                 0.18
    Fourth Quarter.....................................................           0.20                 0.06

       The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE Composite Tape for the relevant periods.

                                                                                 HIGH                 LOW
                                                                                 ----                 ---
YEAR ENDED JUNE 30, 2000:
   First Quarter.......................................................         $ 1.69               $ 0.69
   Second Quarter (through November 22, 1999)..........................           1.19                 0.69

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

                           NAHC, INC. AND SUBSIDIARIES
                           FIVE YEAR FINANCIAL SUMMARY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED JUNE 30,
                                               -------------------------------------------------------
                                               2001         2000        1999         1998         1997
                                               ----         ----        ----         ----         ----
STATEMENT OF OPERATIONS DATA:
   Net revenues........................    $      --    $     --     $     --     $     --     $      --
   Gross profit........................           --          --           --           --            --
   Loss from continuing operations
      before extraordinary item........       (4,576)    (23,953)     (83,224)     (65,549)      (43,102)
   Loss per share from continuing
     operations before extraordinary
     item:
       Basic and assuming dilution.....        (0.07)      (0.38)       (1.32)       (1.06)        (0.71)

                                                                  AS OF JUNE 30,
                                               -------------------------------------------------------
                                               2001         2000        1999         1998         1997
                                               ----         ----        ----         ----         ----
BALANCE SHEET DATA:
   Total assets ........................   $   12,868   $   36,857   $  980,984   $1,046,840   $  820,356
   Total indebtedness ..................         --           --        522,879      402,755      285,231
   Shareholders' equity ................        4,872        5,703      393,259      580,673      508,006

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

       NAHC is a company in transition, attempting to manage its liabilities and realize its remaining assets. The Company is a defendant in many significant lawsuits. See "Legal Proceedings." Collectively, the damages sought to be recovered from the Company in these lawsuits are in the hundreds of millions of dollars. The likelihood of the Company succeeding in defense of these lawsuits is inherently risky and uncertain. In addition, the Insurance Commissioner of the Commonwealth of Pennsylvania has filed a Petition for Rehabilitation against the Company's professional liability insurance carrier in order to determine if the insurance carrier is solvent. If the insurance carrier is determined to be insolvent, it will not pay any of the claims against its policyholders, including those against the Company.

       Any investment in the Company should be considered extremely speculative and risky. See "Risk Factors." The Company's current estimate of net proceeds available for distribution per share upon liquidation of the Company is between ($.53) (negative fifty three cents) and $.0034. See "Liquidity and Capital Resources - Liquidation Analysis and Estimates."

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

       On October 19, 1999, the Company completed the sale of its 64% interest in NCES to a subsidiary of Plato Holdings, Inc. as part of a tender offer by Plato for all of NCES's outstanding shares. On November 19, 1999, the Company completed the sale of the PROH business to Select Medical Corporation. In conjunction with the PROH sale, the "NovaCare" name was also sold and the Company changed its name to NAHC, Inc. effective March 28, 2001.

       As a result of all of these transactions, the Company has disposed of all its operating segments and the Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize on its remaining assets, general administrative matters and the preparation for potential liquidation or investment.

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

       CONTINUING OPERATIONS

       The Company's remaining general and administrative activities consist primarily of (i) managing litigation, including defending lawsuits against the Company, and attempting to realize its remaining assets, primarily accounts and notes receivable pertaining to the Company's former long-term care services business, (ii) compliance with regard to general corporate governance matters,
(iii) financial, tax and Medicare program reporting for internal and external regulatory purposes, and (iv) preparation for potential liquidation or investment. The Company has not entered into any negotiations concerning any acquisitions or investments. The extreme uncertainty inherent in litigation has made it difficult to estimate the Company's assets and liabilities. It is possible that the Company may realize more on its net assets than has been estimated. In addition, the Company has significant net operating loss carryforwards which would be lost if the Company liquidates. The net operating loss carryforwards could provide significant additional value in the event they can be utilized. There are, however, limitations on the use of net operating loss carryforwards. Such carryforwards may have little or no utility if the Company experiences a change of ownership within the meaning of Section 382 of the Internal Revenue Code.

       PROVISION FOR RESTRUCTURE

       In fiscal 1999, as a result of the Company's decision to exit the long-term care services operating segment and sell the O&P business, the Company implemented a program to substantially reduce its unallocated selling, general and administrative costs incurred at its corporate headquarters. This program (with an aggregate provision of $12.3 million) involved the termination of approximately 74 employees ($3.1 million), lease termination costs ($4.8 million) and long-term information services agreement buyouts ($4.4 million). In fiscal 2000, the Company determined that this program would cost approximately $2.0 million less than anticipated and reversed that portion of the provision for restructure. Of the remaining aggregate $10.3 million, substantially all of these costs were expended by June 30, 2001, except $220,000 which costs are expected to be incurred within the next twelve months.

       YEAR ENDED JUNE 30, 2001 COMPARED WITH THE YEAR ENDED JUNE 30, 2000

       CONTINUING OPERATIONS

       The loss before income taxes from continuing operations was $4.6 million for the year ended June 30, 2001 compared to $24 million for the prior year, which reflects the reduction of the Company's administrative functions as a result of the sale of its businesses. The primary reasons for the decrease in the loss was a decrease in selling, general and administrative costs of approximately $19 million, a decrease in interest expense of approximately $6.8 million as a result of the payment of the Company's line of credit and convertible debentures in fiscal year 2000, and a decrease in investment and other income of approximately $4.6 million.

                           NAHC, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

       There is no provision for or benefit from income taxes for the years ended June 30, 2001 and 2000, as the Company could not utilize, for financial reporting or income tax purposes, the loss incurred in the periods. The Company has net operating loss carryforwards ("NOLs") of approximately $190 million as of June 30, 2001. The ultimate amount of the NOLs is dependent on future actions and it is reasonably possible that the actual amount may differ from the amount noted above. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. Accordingly, the Company has provided a full valuation allowance against the net deferred tax asset at June 30, 2001. See Note 12 of Notes to Consolidated Financial Statements for the amount of deferred tax assets and liabilities and valuation allowances.

       DISCONTINUED OPERATIONS

       Income from discontinued operations, net of tax, for the year ended June 30, 2001 was $0, which is a decrease of $9.9 million compared to income from discontinued operations, net of tax, for the year ended June 30, 2000 of $9.9 million. The decrease is due to the fact that the Company ceased operations in the fiscal year ended June 30, 2000, therefore there were no income or expenses related to discontinued operations for the year ended June 30, 2001.

       The $3.7 million gain on disposal of discontinued operations, net of tax, primarily reflects increases in the estimated value of long-term care services accounts receivable due to collection or settlement of the accounts, offset by additional legal and collection expenses related to the disposal of the long-term care services.

       YEAR ENDED JUNE 30, 2000 COMPARED WITH THE YEAR ENDED JUNE 30, 1999

       CONTINUING OPERATIONS

       The loss before income taxes from continuing operations was $24.0 million for the year ended June 30, 2000 compared to $128.1 million for the prior year, which reflects the wind-down of the Company's administrative functions as a result of the sale of its businesses. The primary reason for the decrease in the loss was a decrease in selling, general and administrative costs of approximately $58.0 million, a $2.0 million reversal in fiscal 2000 of a portion of the $12.3 million provision for restructure in fiscal 1999, a decrease in interest expense of approximately $25.2 million as a result of the payment of the Company's line of credit and convertible debentures, and an increase in investment and other income of $6.7 million primarily due to earnings on cash generated by the sale of the Company's operating business.

       There is no provision for or benefit from income taxes for the year ended June 30, 2000, as the Company could not utilize, for financial reporting or income tax purposes, the loss incurred in the period. The Company has net operating loss carryforwards ("NOLs") in the range of approximately $110.0 million to $170.0 million as of June 30, 2000. The ultimate amount of the NOLs is dependent on future actions and it is reasonably possible that the actual amount may be outside the range noted above. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. Accordingly, the Company had provided a full valuation allowance against the net deferred tax asset at June 30, 2000. For the same period in 1999, the Company recognized a tax benefit of $25.0 million for the carryback of net operating losses to prior periods. See Note 12 of Notes to Consolidated Financial Statements for the amount of deferred tax assets and liabilities and valuation allowances.

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

       The $374.1 million loss on disposal of discontinued operations, net of tax, reflects losses on the sale of PROH ($379.9 million) and NCES ($4.6 million) and adjustments related to changes in estimates of the carrying value of the long-term care services discontinued operations stemming from deteriorating industry conditions ($30.9 million), offset partially by the gain on the sale of O&P ($41.3 million).

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                               FOURTH      THIRD       SECOND          FIRST
                                                               QUARTER    QUARTER      QUARTER        QUARTER
                                                               -------    -------      -------        -------
YEAR ENDED JUNE 30, 2001:
    Net revenues .......................................   $      --    $      --    $      --      $      --
    Gross profit .......................................          --           --           --             --
    Loss from continuing operations before
       extraordinary item ..............................        (642)        (992)      (1,055)        (1,887)
    (Loss) income from discontinued operations,
       net of tax ......................................          --           --           --             --
    Gain on disposal of discontinued operations,
       net of tax ......................................         811          789          526          1,619
       Net Income (loss) ...............................   $     169    $    (203)   $    (529)     $    (268)
    (Loss) per share from continuing operations
       before extraordinary item -  basic and assuming
       dilution ........................................   $    (0.01)  $   (0.02)   $   (0.02)     $   (0.03)
    Income (loss) per share from discontinued
       operations, net of tax ..........................   $      --    $      --    $      --      $      --
    Gain per share on the disposal of discontinued
       operations, net of tax ..........................   $    0.01    $    0.01    $    0.01      $    0.03
    Net (loss) per share - basic and assuming dilution .   $    0.00    $   (0.01)   $   (0.01)     $      --

YEAR ENDED JUNE 30, 2000:
    Net revenues .......................................   $      --    $      --    $      --      $      --
    Gross profit .......................................          --           --           --             --
    (Loss) income from continuing operations before
       extraordinary item ..............................         115       (1,037)      (8,728)       (14,303)
    (Loss) income from discontinued operations,
       net of tax ......................................      (2,025)          --          454         11,448
    (Loss) on disposal of discontinued operations,
       net of tax ......................................     (33,423)     (15,556)      (7,710)      (317,433)
    Extraordinary item - gain on repurchase of financing
       arrangements ....................................          --           --          598             --
    Net (loss) .........................................   $ (35,333)   $ (16,593)   $ (15,386)     $(320,288)
    (Loss) per share from continuing operations
       before extraordinary item -  basic and assuming
       dilution ........................................   $      --    $   (0.02)   $   (0.13)     $   (0.23)
    Income (Loss) per share from discontinued
       operations, net of tax ..........................       (0.03)   $      --    $    0.01      $    0.18
    (Loss) per share on the disposal of discontinued
       operations, net of tax ..........................   $   (0.53)   $   (0.24)   $   (0.12)     $   (5.01)
    Net (loss) per share - basic and assuming dilution .   $   (0.56)   $   (0.26)   $   (0.24)     $   (5.06)

LIQUIDITY AND CAPITAL RESOURCES

       CASH FLOWS

       At June 30, 2001, cash and cash equivalents totaled $5.7 million, a decrease of $4.3 million from June 30, 2000. Cash used in continuing operations was $8.5 million in fiscal year 2001 compared to $31.3 million in fiscal year 2000 and $75.7 million in fiscal 1999. The $22.8 million decrease from fiscal 2000 to fiscal 2001 resulted primarily from the payment of accrued liabilities related to PROH, NCES and O&P dispositions and legal costs, partially offset by the release of restricted cash and 401(k) forfeitures.

       The $44.4 million increase from fiscal 1999 to fiscal 2000 resulted from the reduced loss from operations, after non-cash charges and principally by the timing of payments and amounts of accounts payable and accrued expenses and the collection of an income tax receivable.

       Cash provided by (used in) discontinued operations decreased to ($8.2) million in fiscal 2001 from $8.0 million and $45.8 million in fiscal 2000 and 1999, respectively. The $16.2 million decline in fiscal 2001 from fiscal 2000 was primarily due to the payment of accrued liabilities related to the PROH, NCES and O&P dispositions. The $37.8 million decline in fiscal 2000 from fiscal 1999 was primarily due to the timing of the sales of the Company's businesses. The Company sold its O&P business on July 1, 1999, its 64% interest in NCES on October 19, 1999 and its PROH business on November 19, 1999. The Company's only other operating business, LTCS, was sold on June 1, 1999.

       Investing activities provided $12.3 million of cash in fiscal 2001 from the release of restricted cash. Investing activities provided $542.5 million of cash in fiscal 2000 principally from the $564.8 million net proceeds from the sale of the Company' operating businesses. Cash paid for acquisitions and capital expenditures progressively decreased to zero in fiscal 2001 from $10.2 million in fiscal 2000 and $94.2 million in fiscal 1999 due to the sale of the Company's operating businesses in fiscal 2000 and fiscal 1999, and capital constraints resulting from the significant decline in earnings in fiscal 1999 in the Company's LTCS business as a consequence of regulatory changes as described above.

       The Company had no cash flows from financing activities in fiscal 2001. In fiscal 2000, the Company used $526.3 million in financing activities primarily to retire the outstanding balance on the Company's line of credit ($347.0 million) and convertible subordinated debentures ($174.4 million). In fiscal 1999, the Company's most significant financing activities consisted of borrowings, net of repayments, of $94.5 million.

                           NAHC, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

       LIQUIDITY

       The Company's cash position is extremely uncertain and risky. The Company's cash position, after satisfaction of its contractual obligations and operating expenses, will vary based on the amount and timing of cash flows. Cash inflows primarily consist of collections (through litigation and arbitration) of LTCS related receivables and Medicare related receivables (all of which are in excess of one year old). Cash outflows primarily relate to lawsuits against the Company. Collectively, these lawsuits are seeking hundreds of millions of dollars from the Company. The costs of defending these lawsuits are substantial and may increase materially. As discussed elsewhere, cash inflows and outflows from litigation are inherently extremely uncertain. The Company's assumptions with respect to incoming and outgoing cash flows include, without limitation, assumptions that certain litigation will be settled and not actually litigated, that the settlements will be for certain minimum amounts and that the settlements will occur within certain timeframes. These assumptions are uncertain and the actual timing and amounts may differ materially from amounts assumed herein because of the inherent uncertainty involved in estimating the outcomes and costs of legal and arbitration proceedings. The Company's cash position will very likely be materially different from that estimated here.

       The range of possible outcomes is extremely wide. On the one hand, the Company may do materially worse than estimated in which case it will file for bankruptcy protection. On the other hand, the Company may do better in the lawsuits and arbitrations than estimated, in which case the cash available to the Company may be materially higher than estimated.

       If certain of the lawsuits do not settle and instead proceed to trial, or if certain of the lawsuits do not settle for the amounts that the Company has assumed, this will have a material, adverse, impact on the Company's liquidity and cash flow and will likely require the Company to seek bankruptcy law protection. Furthermore, if certain of these lawsuits are not settled within the timeframes assumed by the Company, the Company will be required to incur additional costs and expenses, which may force the Company to seek bankruptcy law protection.

       There is a substantial risk that the Company will be forced to seek bankruptcy law protection.

LIQUIDATION ANALYSIS AND ESTIMATES

       For purposes of determining the available assets, if any, that may be distributed to stockholders, in the event of a liquidation of the Company, management made the following estimates of the assets and liabilities of the Company, as of June 30, 2001. Stockholders should note that the current minimum estimate (i.e., the least amount available for stockholders) is a negative number - approximately negative $33.3 million or negative fifty-three cents (($.53)) per share. If the assumptions made by management in estimating the minimum estimated liquidation amount come true, management estimates that the Company's liabilities will exceed its assets by approximately $33.3 million, in which case there would be no assets available for distribution to stockholders. Furthermore, the current minimum estimate includes only estimates of potential settlements of the pending lawsuits against the Company, but does not include estimates of an adverse ruling or judgment against the Company in any of these lawsuits. If the Company suffers an adverse ruling or judgment in any of these cases, the Company will be forced to seek bankruptcy law protection.

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

                           NAHC, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

       The estimated operating costs during liquidation for the period from July 1, 2001 through June 30, 2002, the assumed liquidation date, have been based on the Company's internal estimates. It is possible that the actual liquidation date, if any, could be later if the Board of Directors, in its discretion, deems it appropriate and that the actual operating costs may differ materially from the estimates included herein.

                                                                                                     ($ IN MILLIONS, EXCEPT PER
                                                                                                           SHARE AMOUNTS)
                                                                                                        MINIMUM      MAXIMUM
                                                                                                        -------      -------
(i)    ESTIMATED REALIZABLE VALUES OF ASSETS OF THE COMPANY
       Cash and cash equivalents at June 30, 2001.................................................   $      5.7    $      5.7
       Restricted cash............................................................................          4.7           4.7
       Other current assets.......................................................................          1.8           1.8
                                                                                                     ----------    ----------
       Total estimated assets.....................................................................         12.2          12.2
                                                                                                     ----------    ----------
(ii)   ESTIMATED LIABILITIES OF THE COMPANY
       Accounts payable and accrued expenses......................................................         (2.2)         (2.2)
       Tax liabilities............................................................................         (1.9)         (1.9)
       Net liabilities of discontinued operations.................................................        (35.5)         (3.1)
                                                                                                     ----------    ----------
       Total estimated liabilities................................................................        (39.6)         (7.2)
                                                                                                     ----------    ----------
(iii)  ESTIMATED OPERATING COSTS DURING LIQUIDATION
       Investment income during liquidation.......................................................           --           0.1
       Payroll and benefits for liquidation personnel.............................................         (1.5)         (1.2)
       Legal, audit and other professional costs..................................................         (3.2)         (2.6)
       Other costs................................................................................         (1.2)         (1.0)
                                                                                                     ----------    ----------
       Total estimated operating costs during liquidation.........................................         (5.9)         (4.7)
                                                                                                     ----------    ----------
       ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
         TO STOCKHOLDERS..........................................................................   $    (33.3)   $      0.3
                                                                                                     ==========    ==========
       ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
         PER OUTSTANDING COMMON SHARE.............................................................   $    (0.53)   $   0.0034
                                                                                                     ==========    ==========

Possible contingencies could further reduce the realizable value available for distribution to stockholders below zero to ($33.3) million, the revised minimum realizable value. The possible contingencies include primarily a reduction in the anticipated collections of long-term care receivables and legal claims asserted against the Company and/or indemnified by the Company in connection with the sales of its operating businesses. These contingencies, coupled with an increase in the estimated

                           NAHC, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

operating costs during liquidation arising from the uncertainty of such costs, constitute the difference between the estimated net proceeds available for distribution set forth in the "minimum" and "maximum" columns.

       The following table sets forth a reconciliation of the low end of the range of the estimates set forth above under "Liquidation Analysis and Estimates" with the Company's shareholders' equity, as set forth in its audited Consolidated Balance Sheet as of June 30, 2001:

                                                                                                        ($ IN MILLIONS)
                                                                                                        ---------------
         Total shareholders' equity as of June 30, 2001..........................................        $       4.9
         Additional contingent costs.............................................................              (32.3)
         Estimated operating costs during liquidation............................................               (5.9)
                                                                                                         ------------
         ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS.......................        $     (33.3)
                                                                                                         ============

       IN DETERMINING THE ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION PER OUTSTANDING COMMON SHARE UPON THE LIQUIDATION OF THE COMPANY OF ($0.53) TO $0.0034, THE METHODS USED BY MANAGEMENT IN ESTIMATING THE VALUES AND VALUE RANGES OF THE COMPANY'S ASSETS WERE INEXACT AND MAY NOT APPROXIMATE VALUES ACTUALLY REALIZED. THESE ESTIMATES ARE SUBJECT TO NUMEROUS UNCERTAINTIES AND ALSO DO NOT REFLECT ALL CONTINGENT LIABILITIES THAT MAY MATERIALIZE. FOR THESE REASONS, THERE CAN BE NO ASSURANCE THAT THE ACTUAL NET PROCEEDS DISTRIBUTED TO STOCKHOLDERS IN LIQUIDATION WILL NOT BE SIGNIFICANTLY LESS THAN THE AMOUNT ESTIMATED. MOREOVER, NO ASSURANCE CAN BE GIVEN THAT ANY AMOUNTS TO BE RECEIVED BY THE COMPANY'S STOCKHOLDERS IN LIQUIDATION WILL EQUAL OR EXCEED THE PRICE OR PRICES AT WHICH THE COMMON STOCK HAS RECENTLY TRADED OR MAY TRADE IN THE FUTURE.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           NAHC, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       AS OF JUNE 30,
                                                                                   -----------------------
                                                                                     2001          2000
                                                                                   ---------    ----------
ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $   5,687    $  10,008
   Escrow receivable ...........................................................        --          4,506
   Deferred income taxes .......................................................         652        2,210
   Restricted cash .............................................................       4,670       17,002
   Other current assets ........................................................       1,859        3,131
                                                                                   ---------    ---------
         Total current assets ..................................................   $  12,868    $  36,857
                                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses .......................................   $   2,204    $  11,532
   Note payable ................................................................          60         --
   Net liabilities remaining from discontinued operations ......................       3,128       15,186
   Income taxes payable ........................................................       1,952        2,226
                                                                                   ---------    ---------
      Total current liabilities ................................................       7,344       28,944
Deferred income taxes ..........................................................         652        2,210
                                                                                   ---------    ---------
      Total liabilities ........................................................       7,996       31,154
Commitments and contingencies (Note 14) ........................................        --           --
Shareholders' equity:
   Common stock, $.01 par value; authorized 200,000 shares; issued 68,672 shares
      at June 30, 2001 and 2000 ................................................         687          687
   Additional paid-in capital ..................................................     274,646      274,646
   Accumulated deficit .........................................................    (227,787)    (226,956)
                                                                                   ---------    ---------
                                                                                      47,546       48,377
   Less: Common stock in treasury (at cost), 5,308 shares at June 30, 2001 and
      2000 .....................................................................     (42,674)     (42,674)
                                                                                   ---------    ---------
         Total shareholders' equity ............................................       4,872        5,703
                                                                                   ---------    ---------
                                                                                   $  12,868    $  36,857
                                                                                   =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           NAHC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEARS ENDED JUNE 30,
                                                                 -----------------------------------
                                                                    2001         2000         1999
                                                                 ---------    ---------    ---------
Selling, general and administrative expenses .................       5,660       24,771       82,763
(Credit) provision for restructure ...........................        (116)      (1,987)      12,260
                                                                 ---------    ---------    ---------
      Loss from operations ...................................      (5,544)     (22,784)     (95,023)
Investment and other income (expense), net ...................       1,048        4,179       (1,020)
Gain on sale of property and equipment .......................        --          1,528         --
Interest expense .............................................         (80)      (6,876)     (32,049)
                                                                 ---------    ---------    ---------
      Loss before income tax benefit .........................      (4,576)     (23,953)    (128,092)
Income tax benefit ...........................................        --           --        (44,868)
                                                                 ---------    ---------    ---------
      Loss from continuing operations before
         extraordinary item ..................................      (4,576)     (23,953)     (83,224)
Income (loss) from discontinued operations, net of tax .......        --          9,877      (75,549)
Gain (loss) on disposal of discontinued operations, net of tax       3,745     (374,122)     (30,838)
Extraordinary item - gain on repurchase of financing
   arrangements ..............................................        --            598         --
                                                                 ---------    ---------    ---------
      Net loss ...............................................   $    (831)   $(387,600)   $(189,611)
                                                                 =========    =========    =========
   Loss per share from continuing operations before
      extraordinary item - basic and assuming dilution .......   $   (0.07)   $   (0.38)   $   (1.32)
                                                                 =========    =========    =========
   Net loss per share -basic and assuming dilution ...........   $   (0.01)   $   (6.12)   $   (3.02)
                                                                 =========    =========    =========
   Weighted average number of shares outstanding - basic
      and assuming dilution ..................................      63,364       63,326       62,837
                                                                 =========    =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           NAHC, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                               COMMON                                   RETAINED
                                                             SHARES            STOCK                    ADDITIONAL     EARNINGS
                                                    ----------------------    ($.01 PAR     TREASURY       PAID-IN    (ACCUMULATED
                                                      COMMON      TREASURY      VALUE)        STOCK        CAPITAL      DEFICIT)
                                                    ---------    ---------     ---------    ---------     ---------    ---------
Balance at June 30, 1998 .......................       67,935       (5,401)          679      (43,418)      273,157      350,255
Issued in connection with employee benefit plans          583           93             7          744         1,249         --
Issued in connection with acquisitions .........           43         --            --           --             197         --
Net loss   .....................................         --           --            --           --            --       (189,611)
                                                    ---------    ---------     ---------    ---------     ---------    ---------
Balance at June 30, 1999 .......................       68,561       (5,308)          686      (42,674)      274,603      160,644
Issued in connection with employee benefit plans          111         --               1         --              43         --
Net loss .......................................         --           --            --           --            --       (387,600)
                                                    ---------    ---------     ---------    ---------     ---------    ---------
Balance at June 30, 2000 .......................       68,672       (5,308)          687      (42,674)      274,646     (226,956)
Net loss .......................................         --           --            --           --            --           (831)
                                                    ---------    ---------     ---------    ---------     ---------    ---------
Balance at June 30, 2001 .......................       68,672        5,308     $     687    $ (42,674)    $ 274,646    $(227,787)
                                                    =========    =========     =========    =========     =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           NAHC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            FOR THE YEARS ENDED JUNE 30,
                                                                        -----------------------------------
                                                                           2001        2000         1999
                                                                        ---------    ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss .........................................................   $    (831)    (387,600)   $(189,611)
   Adjustments to reconcile net loss to net cash flows
      from operating activities of continuing operations:
      (Income) loss from discontinued operations, net of tax ........        --         (9,877)      75,549
      (Gain) loss on disposal of discontinued operations, net of tax       (3,745)     374,122       30,838
      Extraordinary item - gain on repurchase of financing
        arrangements ................................................        --           (598)        --
      (Credit) provision for restructure ............................        (116)      (1,987)      12,260
      Gain on sale of property and equipment ........................        --         (1,528)        --
      Depreciation and amortization .................................        --          1,336        7,335
      Non-cash compensation .........................................          60          --          --
      Changes in assets and liabilities, net of effects from
          acquisitions and dispositions:
          Other current assets ......................................       1,272       (6,673)        (602)
        Accounts payable and accrued expenses .......................      (9,328)     (16,623)      21,075
        Current income taxes ........................................        (274)      26,962      (26,503)
        Escrow receivable ...........................................       4,506       (4,506)        --
        Other, net ..................................................        --         (4,375)      (6,079)
                                                                        ---------    ---------    ---------
      Net cash flows used in continuing operations ..................      (8,456)     (31,347)     (75,738)
      Net cash flows (used in) provided by discontinued operations ..      (8,197)       8,034       45,763
                                                                        ---------    ---------    ---------
        Net cash flows used in operating activities .................     (16,653)     (23,313)     (29,975)
                                                                        ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Continuing operations:
      Proceeds from sale of property and equipment ..................        --          4,934         --
      Proceeds from sale of investments .............................        --           --         17,001
   Discontinued operations:
      Net proceeds from sales of businesses .........................        --        564,811         --
      Payments for businesses acquired, net of cash acquired ........        --         (5,007)     (61,053)
      Additions to property and equipment ...........................        --         (5,249)     (33,144)
      Release (deposits) of restricted cash .........................      12,332      (17,002)        --
      Other, net ....................................................        --           --          2,849
                                                                        ---------    ---------    ---------
      Net cash flows provided by (used in) investing activities .....      12,332      542,487      (74,347)
                                                                        ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Continuing operations:
      Proceeds from debt and credit arrangements ....................        --           --        429,525
      Payment of debt and credit arrangements .......................        --       (522,281)    (307,790)
      Proceeds from common stock issued .............................        --             44        2,000
   Discontinued operations:
      Proceeds from debt and credit arrangements ....................        --          1,654         --
      Payment of debt and credit arrangements .......................        --         (5,693)     (29,233)
                                                                        ---------    ---------    ---------
   Net cash flows provided by (used in) financing activities ........        --       (526,276)      94,502
                                                                        ---------    ---------    ---------
Net decrease in cash and cash equivalents ...........................      (4,321)      (7,102)      (9,820)
Cash and cash equivalents, beginning of year ........................      10,008       17,110       26,930
                                                                        ---------    ---------    ---------
Cash and cash equivalents, end of year ..............................   $   5,687    $  10,008    $  17,110
                                                                        =========    =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           NAHC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

       The Company has disposed of all of its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its remaining assets, general administrative matters and the preparation for potential liquidation or investment. Accordingly, the accompanying consolidated financial statements reflect all the Company's assets and liabilities, results of operations and cash flows as discontinued operations, except for its remaining general and administrative activities which are treated as continuing operations.

       PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of the Company, and prior to their disposition, its majority-owned subsidiaries and companies effectively controlled through management agreements under the nominee structure. Under the terms of these agreements, the Company had absolute authority to change the nominee for an insignificant amount of consideration, as long as the nominee was duly certified in the state to which the management agreement pertained. Investments in 20% to 50% of the voting interest of affiliates are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

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

       RECLASSIFICATION: The Company has reclassified certain accounts in fiscal year 1999 to conform with the fiscal year 2000 and 2001 continuing operations and discontinued operations presentation.

       CASH AND CASH EQUIVALENTS: The Company considers its holdings of highly liquid debt and money-market instruments to be cash equivalents if the securities mature within 90 days from the date of acquisition. These investments are carried at cost, which approximates fair value. The Company maintains cash balances with banks in excess of FDIC insured limits.

       Restricted cash balances consist of the following at June 30, 2001:

         Cash balance in support of self-insured workers compensation liabilities................           4,670
                                                                                                          -------
                                                                                                          $ 4,670
                                                                                                          =======


                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

       NET LIABILITIES REMAINING FROM DISCONTINUED OPERATIONS: At June 30, 2001, the net liabilities remaining from discontinued operations primarily consist of trade accounts receivable, which reverted back to the Company on November 11, 1999, pursuant to the agreement of sale of the Company's former long-term care services segment to Chance Murphy, Inc. ("Chance Murphy"), Medicare indemnification receivables, and liabilities related to all of the Company's disposed operating segments which arose prior to or as a result of the disposition transactions.

       INCOME TAXES: The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Valuation allowances are provided against the deferred tax assets which are unlikely to be realized.

       NET LOSS PER SHARE: Basic net loss per share ("EPS") is calculated using the weighted average number of common shares outstanding during each period. Net loss per share - assuming dilution, if diluted, is calculated using basic EPS adjusted for the effects of stock options, contingently issuable shares under certain acquisition agreements and convertible subordinated debentures.

       COMPREHENSIVE INCOME: For fiscal years 2001, 2000 and 1999 the Company's comprehensive income consists of only net losses.

2. RISKS AND UNCERTAINTIES AFFECTING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

       The Company has disposed of all its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its remaining assets, general administrative matters and the preparation for potential liquidation or investment. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The environment confronting the Company raises substantial doubt about the Company's ability to continue as a going concern. The principal conditions giving rise to that uncertainty include the following:

       FINANCIAL RESTRUCTURING:

       Pursuant to a Plan of Restructuring (the "Plan") adopted by the Company's stockholders at a Special Meeting of Stockholders held on September 21, 1999, as amended on September 27, 2000 and May 9, 2001, the Board of Directors has the authority to commence a liquidation of the Company if suitable reinvestment opportunities are not identified by the Company by June 30, 2002 (the "Liquidation Date"). The Plan also affords the Board the discretion to adjust the Liquidation Date to a date earlier or later than June 30, 2002, if it determines such action to be appropriate. In evaluating whether to reinvest the Company's remaining assets or to liquidate the Company, a critical factor for the Board to consider is the value of the Company's remaining assets after satisfaction of all actual and contingent liabilities. The vast majority of the Company's remaining assets from its discontinued operations (approximately $12,300, net of reserves) consists of delinquent or disputed accounts receivable that are in litigation proceedings. The Company's remaining liabilities include, among others, contingent liabilities that have arisen (and may arise) from pending legal actions against the Company or for which the

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Company is responsible. The Company is unable to determine the value of net assets, if any, that may be available for a potential reinvestment until these legal proceedings are settled or concluded. During the period prior to the Liquidation Date, the Company will continue its efforts to realize its remaining assets and to resolve its outstanding liabilities.

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

     THE AMOUNT OF NET ASSETS, IF ANY, AVAILABLE FOR INVESTMENT OR DISTRIBUTION IN LIQUIDATION IS EXTREMELY UNCERTAIN.

       Since the Company first made estimates of its liquidation value in its proxy statement dated August 13, 1999, management has from time to time materially lowered those estimates, and there can be no assurance that such estimates, including those estimates contained in this report, will not be materially lowered in the future. The range of the estimate, currently ($.53) (negative fifty three cents) and $.0034 per share of Common Stock, reflects the inherent uncertainty of the Company's liquidation value. This uncertainty is due, in general, to the nature of the Company's assets and its contingent liabilities. The Company's primary activities consist of attempting to collect delinquent or disputed accounts receivable through litigation. Counterclaims have been filed against the Company in nearly all of these actions. The results of these collection actions are inherently uncertain. Furthermore, the Company is a defendant in multiple litigation matters. See
Note 14. The outcome of these matters is not possible to predict and the current minimum estimate includes only estimates of potential settlements of certain material lawsuits, but does not include estimates of an adverse ruling or judgment against the Company. If the Company suffers an adverse ruling or judgment in any of these cases, the Company will be forced to seek bankruptcy law protection.

     THE OUTCOME OF CLAIMS, SUITS AND COMPLAINTS COULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY

       As discussed in Note 14, the Company is party to a number of claims, suits and complaints which have arisen in the ordinary course of business and in the course of selling its operating businesses. Furthermore, the Company is a defendant in multiple litigation matters. Collectively, the damages sought to be recovered from the Company in the more significant of these matters are in the millions of dollars. The outcome of these matters is not possible to predict. If the Company suffers an adverse ruling or judgment in any of these cases, the Company will be forced to seek bankruptcy law protection.

     CASH FLOW MAY BE INSUFFICIENT TO SATISFY OBLIGATIONS

       The Company's cash position is highly uncertain due to the nature of its assets and liabilities and will vary based on the timing of cash inflows and outflows. Cash inflows primarily consist of collections of LTCS related receivables and the release of restricted cash and escrowed funds. Cash outflows are principally related to legal proceedings and claims in conjunction with the sale of the Company's operating businesses and general and administrative expenses. The Company does not have, and will not have, sufficient cash to try the litigation against it. Due to the uncertainty of the amount and timing with regard to cash flows, there can be no assurance that the Company will have sufficient cash flow in the future to satisfy obligations when they become due. Under those circumstances, the Company may seek short-term financing, negotiate lower settlement amounts with regard to its obligations or seek bankruptcy law protection.

     THERE IS A SUBSTANTIAL RISK THE COMPANY WILL BE FORCED TO SEEK BANKRUPTCY LAW PROTECTION.

       If the Company's liabilities exceed its assets or the Company is unable to pay its liabilities as they become due, the Company will be forced to seek protection under bankruptcy laws. This is likely to occur if the Company cannot settle the lawsuits against it or can't recover money owed to it. The Company would most likely be liquidated under this circumstance, with the shareholders of the Company receiving no proceeds in such liquidation.

     THE COMPANY'S PROFESSIONAL LIABILITY INSURER MAY BE UNABLE TO PAY CLAIMS AGAINST THE COMPANY

       On August 16, 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania filed a Petition for Rehabilitation against the Company's professional liability insurance carrier, PHICO Insurance Company. The Petition for Rehabilitation gives the Insurance Commissioner statutory control of PHICO in order for the Commissioner to thoroughly analyze, evaluate and

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

oversee PHICO's finances. During the rehabilitation process, the Commissioner will determine if PHICO is solvent. If it is concluded that PHICO is not solvent, PHICO will not be able to pay any of the claims against its policyholders, including the Company's. If in fact PHICO is deemed to be insolvent, the Company will not be able to meet the obligations that would have been paid by PHICO as the Company's insurance carrier. At that time, the Company would become insolvent and would most likely file for bankruptcy law protection.

     THE COMPANY IS LOSING MONEY AND MAY NOT EVER BE PROFITABLE.

       The Company incurred substantial net losses in each of the previous three fiscal years. In addition, the Company currently has no operations and thus there can be no assurance that it will ever be profitable. The Company's ability to become profitable depends on (1) there being sufficient net assets to invest and (2) management's ability to find a suitable business opportunity in which to invest. There can be no assurance that there will be any, or sufficient, assets to invest or that management will identify such an investment opportunity, or if identified, that the Company will be able to reach an agreement and complete such an investment. Furthermore, there can be no assurance that any investment made by the Company will be profitable.

     WE MAY BE CONSIDERED AN INVESTMENT COMPANY

       The Investment Company Act of 1940 requires registration as an investment company for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. Unless an exclusion or safe harbor applies, a company may be deemed to be an investment company if it owns "investment securities" with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. A general exclusion is provided for companies that are engaged primarily in a business other than investing.

       From the time of its public offering until November 19, 1999, the Company continued to operate one or more of its healthcare or professional employment businesses and, therefore, was not an investment company because it was primarily engaged in a business other than investing. Since November 1999, the Company has been engaged in litigation, arbitration and other activities as part of winding down the various liabilities and assets from its operating businesses. The Company believes it has been involved primarily in a business other than investing since November 1999. There is a risk that the SEC may take a contrary view.

       The Company believes that there are several exclusions from the definition of investment company available to it. First, the Company does not meet the 40% test with respect to the composition of its assets. Fewer than 40% of its assets are in categories that the Company believes could be considered to be `investment securities." Second, the Company has placed assets that could be considered "investment securities" into "cash items." All of the company's financial assets are in cash items. Cash items are excluded from the calculation to determine whether a company meets the 40% test.

       In the event that the SEC disagrees with the Company's analysis, we may be required to register as an investment company under the Investment Company Act of 1940 or seek an exemption from the SEC that would exclude us from the definition of an investment company. Registration as an investment company would entail significant and material costs and restrictions on the Company.

     THE CURRENT MANAGEMENT TEAM HAS ONLY LIMITED KNOWLEDGE OF THE COMPANY'S OPERATING HISTORY.

       The financial constraints under which the Company is operating have made it difficult to retain management personnel, virtually all of which have been replaced subsequent to the disposal of the Company's operating business segments. This high rate of management turnover, and the resultant loss of institutional knowledge, makes it more difficult to both defend claims being made against the Company and assert claims on its behalf.

     EXTENSION OF LIQUIDATION DATE MAY INCREASE EXPENSES AND FURTHER REDUCE LIQUIDATION VALUE.

       The Plan of Restructuring approved by the Company's stockholders gave the Board of Directors discretion to extend the Company's search for possible acquisition candidates or other investment opportunities, and thus delay the Liquidation Date. The Board has chosen to exercise this discretion, and it is now expected that the Company's liquidation will not occur, if at all, until June 30, 2002. The decision to extend the Liquidation Date could result in the further depletion of proceeds available to stockholders should the Board later decide to proceed with the liquidation of the Company.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

     LIQUIDATION WILL RESULT IN LOSS OF NOLS.

       If the Board of Directors decides to move forward with the Company's liquidation, any potential benefit of the Company's net operating loss carryforwards for income tax purposes will be lost.

3. DISCONTINUED OPERATIONS

       At June 30, 2001, the net liability from discontinued operations of $3,128 consists of accrued expenses to wind down the disposed operations including legal fees, estimated litigation or litigation settlement expenses, payroll costs and other liabilities, offset by accounts and notes receivable and Medicare indemnification receivables, substantially all of which are in litigation or arbitration and are in excess of one year old. The company does not have any collateral with respect to the outstanding accounts receivable and indemnification receivables. It is reasonably possible that the amounts of accrued liabilities and the established reserves against these receivables may need to be adjusted based on the resolution of one or more future events for which the eventual outcome is uncertain at this time.

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

       The provisions for restructure for the long-term care services segment consisted of the following:

                                                              YEARS ENDED JUNE 30,
                                                        --------------------------------
                                                          2001        2000        1999
                                                        --------    --------    --------
Write-down of excess cost of net assets acquired, net   $   --      $   --      $ 73,716
Write-down of property and equipment ................       --          --        20,748
Employee severance and other ........................       --           728      17,483
Reversal of prior year provision ....................       (220)        (58)    (13,300)
                                                        --------    --------    --------
Total ...............................................   $   (220)   $    670    $ 98,647
                                                        ========    ========    ========

       A summary of the activity related to the provisions for restructure for the long-term care services operating segment is as follows:

                                                          YEARS ENDED JUNE 30,
                                                        2001       2000      1999
                                                      -------    -------   --------
Beginning balance .................................   $   999    $ 3,206   $  22,348
Provision for restructure .........................      --          728     111,947
Reversal of prior year provision for restructure ..      (220)       (58)    (13,300)
Less non-cash portion, principally asset write-offs      --         --       (94,464)
Payments and other reductions .....................      (212)    (2,877)    (23,325)
                                                      -------    -------   ---------
Ending balance ....................................   $   567    $   999   $   3,206
                                                      =======    =======   =========

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

       Despite these actions, the Company determined that its remaining operations were unlikely to achieve a sufficient level of profitability to justify continued operations. Accordingly, the Company sold its remaining long-term care operations to Chance Murphy as of June 1, 1999 for a nominal amount and issued a working capital guarantee of $30,000 to the buyer.

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

       Included in the net liabilities of discontinued operations are accounts receivable of the long-term care services Western operations, which were closed in fiscal 1999, and accounts receivable related to the operations sold in fiscal 1999 to Chance Murphy. Pursuant to the agreement, the Company provided a working capital guarantee of $30,000 and Chance Murphy agreed to pay to the Company the amount, if any, of working capital as of June 1, 1999 in excess of $30,000 or, as applicable, to transfer to the Company any remaining accounts receivable relating to periods prior to June 1, 1999 once the working capital guarantee has been satisfied. On November 11, 1999, the Company was released from the commitment under the guarantee and the remaining accounts receivable amounting to $18,700 (as of November 11, 1999) reverted back to the Company.

       In conjunction with the November 11, 1999 release, the Company and Chance Murphy established an escrow account in support of indemnifications made by the Company relating to cost report settlements with Medicare, Medicaid and other third party payers for the Company's services provided prior to selling the business to Chance Murphy. The escrow account was funded by Chance Murphy, up to a maximum of $3,000, from cash collections of receivables due directly from these payers. Pursuant to the agreement, the funds will remain in escrow until such time that the Company and Chance Murphy determine that all indemnification obligations and any related third party claims have been resolved. Prior to June 30, 2000, the Company and Chance Murphy agreed to reduce the amount held in escrow to $1,750. As a result, $1,250 was released to the Company. The escrow agreement expires 30 days after the end of the period for which the filed cost reports may be subject to audit. At that time, or prior to that time, at the mutual agreement of Chance Murphy and the Company, any funds in excess of outstanding claims will be released to the Company. At June 30, 2001, the Company had $1,591 in escrow, net of reserves, which amount is included in other assets within the net liabilities remaining from discontinued operations.

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

       In fiscal 2000, a lawsuit was filed against the Company seeking payment of approximately $12,600 with respect to Medicare cost report settlements related to its medical rehabilitation hospital division, which was sold in fiscal 1995 (see Note 14). The Company recorded an additional provision for this matter and has included such amount in the loss on the disposal of the long-term care services segment. In connection with the sale of the medical rehabilitation hospital division, the purchaser has asserted claims under indemnifications made by the Company in connection with the sale.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

       In fiscal 2001, the Company recorded a gain on the disposal of its long-term care services operating segment of $3,587. This gain relates primarily to changes in estimates of expenses for the long-term care services discontinued operations and gains due to the receipt of medicare appeals.

       On July 1, 1999, the Company sold its O&P business to Hanger Orthopedic Group, Inc. ("Hanger") for $445,000. Of the purchase price, the Company placed $15,000 in escrow in conjunction with a guarantee of a minimum $93,982 of working capital, as defined in the purchase and sale agreement. In connection with the working capital guarantee, Hanger presented the Company in November 1999 with a calculation of working capital that indicated an adjustment of approximately $29,000. In April 2000, Hanger revised the calculations of the working capital adjustment to approximately $33,000. The Company presented to Hanger its objections to Hanger's working capital calculations, with which Hanger disagreed. In accordance with the O&P purchase and sale agreement, an independent arbiter was engaged by both parties to resolve the matter by binding arbitration. On May 22, 2000, the Company received notification from the independent arbiter, which determined the working capital adjustment to be $25,104. Of this amount, the $15,000 escrow was paid to Hanger in June 2000 and cash in the amount of $6,000 was paid to Hanger on July 3, 2000. In satisfaction for the remaining working capital obligation, the Company issued a promissory note for $3,700 payable in six equal monthly installments through December 2000 plus 7% interest. The promissory note was paid in full in December 2000.

       The gain on the sale of O&P consists of the following:

         Cash received .................................   $ 392,695
         Debt assumed by the buyer .....................      37,305
         Less: transaction costs and related liabilities     (25,704)
                                                           ---------
         Net transaction amount ........................     404,296
         Book basis of net assets of O&P ...............    (362,905)
                                                           ---------
         Gain on sale of O&P ...........................   $  41,391
                                                           =========

       The cumulative gain on the sale of O&P is included in net loss on disposal of discontinued operations. For income tax purposes, any tax liability resulting from this transaction will be offset by net operating loss carryforwards and the losses on the sales of NCES and PROH.

       On October 19, 1999, the Company completed the sale of its interest in NCES at the tender offer price of $2.50 per share. In connection with the tender offer, the Company placed approximately $13,400 in escrow related to its four-year agreement with NCES to provide employee services to PROH (the "PROH Subscriber Agreement") of which $11,570 remained in escrow at June 30, 2000 and was included as restricted cash in the accompanying consolidated balance sheet at June 30, 2000. On July 13, 2000, the Company reached agreement with the purchasers of NCES to mutually release the remaining escrow to satisfy the $10,600 obligation under the PROH Subscriber Agreement as of June 30, 2000, on a discounted basis for $9,375 and substantially all other obligations of the Company to the purchasers of NCES as specified in the NCES purchase and sale agreement. Accordingly, of the $11,288 escrow as of that date, $9,428 was released to the purchasers of NCES and $1,860 to the Company.

       The loss on disposal of NCES consists of the following:

         Cash received .................................   $ 48,500
         Less: transaction costs and related liabilities     (5,244)
                                                           --------
         Net transaction amount ........................     43,256
         Book basis of net assets of NCES ..............    (47,791)
                                                           --------
         Loss on disposal of NCES ......................   $ (4,535)
                                                           ========

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

       The cumulative loss on disposal of NCES is included in the net loss on disposal of discontinued operations.

       In fiscal 1999, as a result of the Company's decision to exit the long-term care services operating segment and sell the O&P business included in its outpatient services segment, the services the Company required of its employee services segment were substantially reduced. The Company's employee services segment recorded a provision for restructure of $910, consisting principally of employee severance costs for 49 employees working at its corporate headquarters and lease mitigation costs, to reflect the impact of this decision. As of October 19, 1999, the date of the NCES sale, all affected employees related to this charge were terminated. All severance payments accrued under the provision for restructure were paid in fiscal 2000.

       In fiscal 2001, 2000 and 1999, the Company recorded pretax gains of $0, $0 and $1,506, representing the difference between the Company's historical cost of its investment in NCES and its portion of NCES equity.

       On November 19, 1999, the Company completed the sale of PROH to Select Medical Corporation ("Select"). The purchase and sale agreement required Select to pay a purchase price of $200,000, of which the proceeds were reduced by the amount of PROH debt assumed by Select and $36,800 was placed in escrow for two years related to certain representations made by the Company, including minimum working capital of $84,856, collectibility of $98,715 in accounts receivable, net of reserves, and certain contingent earnout payments and litigation matters. The Company's maximum liability with respect to these representations, excluding the litigation matters, was limited to the amount placed in escrow. In fiscal 2000, the amount due under the working capital representation was finalized with Select, and the Company and Select agreed to release $966 from escrow. At June 30, 2000, the Company had established a reserve of $32,459, against the escrow account related to the Company's settlement with Select as of July 6, 2000. Such escrow reserve primarily related to the accounts receivable, as described below, and contingent earnout representations. Transaction costs include a $12,800 liability primarily related to the PROH Subscriber Agreement as well as $5,000 related to severance costs to be paid by the Company as a result of terminations following closing. At June 30, 2001, the liabilities had been paid. The loss on disposal of PROH consists of the following:

         Cash received .................................   $ 123,616
         Amount placed in escrow .......................      36,800
         Debt assumed by the buyer .....................      39,584
         Less: transaction costs and related liabilities     (24,746)
                                                           ---------
         Net transaction amount ........................     175,254
         Book basis of net assets of PROH ..............    (522,661)
                                                           ---------
         Loss on disposal of PROH before escrow reserve     (347,407)
         Escrow reserve ................................     (32,459)
                                                           ---------
         Loss on disposal of PROH ......................   $(379,866)
                                                           =========

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

       On July 6, 2000, the Company entered into a settlement agreement with regard to the accounts receivable shortfall, contingent earnout obligations and certain other differences and disagreements between the Company and Select as they relate to the PROH purchase and sale agreement and related escrow. As a result of the settlement, the remaining funds in escrow accounts, including interest, were disbursed to the parties with $4,506 being returned to the Company. In addition, the Company agreed to reimburse Select up to $1,750 for Medicare liabilities, if any, that relate to periods prior to the PROH sale. In November 2000, the Company paid Select approximately $460 to settle all Medicare liabilities.

       The cumulative loss on disposal of PROH is included in the net loss on disposal of discontinued operations and includes estimates of reserves and certain liabilities which may require adjustment.

       During fiscal 1999, the Company recorded a provision for restructure of $30,225 in connection with its decision to exit certain non-strategic markets served by its PROH business within its outpatient services segment. The markets consisted of 40 PROH clinics. This decision resulted in a write-down of the value of the related assets to estimated net realizable value. The provision for restructure consisted principally of the write-down of excess cost of net assets acquired in the amount of $28,300. The clinics disposed of had annualized net revenues of approximately $16,600 and annualized operating profit of approximately $200. On November 19, 1999, the PROH business was sold. As of June 30, 2000, all liabilities related to the PROH business restructure were settled.

       The $3,745 gain on disposal of discontinued operations, net of tax recorded in fiscal 2001, reflects a loss on the sale of PROH ($5) and gains on the disposal of NCES ($57), O&P ($106), and LTCS ($3,587). The Company did not record any tax benefit related to the loss on disposal due to the uncertainty of future realization.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

       Results of operations for all of the Company's discontinued operations (consisting of the outpatient services, employee services and long-term care services operating segments) were as follows for fiscal 2001, 2000 and 1999. In fiscal 2001, there were no discontinued operations.

                                                         YEARS ENDED JUNE 30,
                                             ----------------------------------------
                                                2001            2000          1999
                                             ------------   -----------   -----------
         Net revenues ....................   $       --     $   388,786   $ 1,829,045
         Income (loss) before income taxes           --           5,507       (61,490)
         Income tax benefit (provision) ..           --           4,370       (14,059)
                                             ------------   -----------   -----------
         Net income (loss) ...............   $       --     $     9,877   $   (75,549)
                                             ============   ===========   ===========

4.  NET LOSS PER SHARE

       The following table sets forth the computation and reconciliation of net loss per share-basic and net loss per share-assuming dilution:

                                                                         YEARS ENDED JUNE 30,
                                                                 -----------------------------------
                                                                    2001        2000         1999
                                                                 ---------    ---------    ---------
Loss from continuing operations before extraordinary item,
   net of tax ................................................   $  (4,576)   $ (23,953)   $ (83,224)
Income (loss) from discontinued operations, net of tax .......        --          9,877      (75,549)
Gain (loss) on disposal of discontinued operations, net of tax       3,745     (374,122)     (30,838)
Extraordinary item ...........................................        --            598         --
                                                                 ---------    ---------    ---------
   Net loss ..................................................   $    (831)   $(387,600)   $(189,611)
                                                                 =========    =========    =========

Weighted average shares outstanding:
      Weighted average shares outstanding - basic and assuming
        dilution .............................................      63,364       63,326       62,837
                                                                 =========    =========    =========

Loss per share from continuing operations before
   extraordinary item - basic and assuming dilution ..........   $   (0.07)   $   (0.38)   $   (1.33)
Income (loss) per share from discontinued operations - basic
   and assuming dilution .....................................        --           0.16        (1.20)
Gain (loss) per share on disposal of discontinued operations,
   net of tax - basic and assuming dilution ..................        0.06        (5.91)       (0.49)
Extraordinary item per share - basic and assuming dilution ...        --           0.01         --
                                                                 ---------    ---------    ---------
Net loss per share - basic and assuming dilution .............   $   (0.01)   $   (6.12)   $   (3.02)
                                                                 =========    =========    =========

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

       The Company did not include options to purchase 4,292, 6,042 or 2,432 shares in fiscal 2001, 2000 or 1999, respectively, because their effects are antidilutive. There were no transactions that occurred subsequent to June 30, 2001 that would have materially changed the number of shares used in computing any of the per share amounts presented.

5.  PROVISION FOR RESTRUCTURE

       In the fourth quarter of fiscal 1999, the Company recorded a provision for restructure of $12,260 related to a program to reduce its selling, general and administrative costs incurred at its corporate headquarters. The program involved the termination of 74 employees of which all affected employees were terminated as of June 30, 2000. This provision consisted of the following:

         Employee severance and related costs ...........   $ 3,060
         Lease and technology agreement termination costs     8,515
         Write-down of property and equipment ...........       685
                                                            -------
         Total ..........................................   $12,260
                                                            =======

       In fiscal 2000, the Company reversed $1,987 of this provision based on the current costs expected to complete this program. The reversal is the net amount of additional severance and related costs of $2,400 and reduction of lease and technology agreement mitigation of $4,387. In fiscal 2001, the Company reversed $116 of this provision to reduce the amount of estimated costs expected to complete the restructuring. The balance of $220 as of June 30, 2001 primarily reflects amounts owed for benefits to former employees.

       Activity in the accrued liability for this provision consisted of the following:

                                                                          YEARS ENDED JUNE 30,
                                                                          --------------------
                                                                       2001       2000        1999
                                                                     --------    --------   --------
               Beginning balance .................................   $     81    $ 11,575   $  --
               Provision for restructure .........................       --          --       12,260
               Reclassification of receivable ....................        711        --        --
               Less: non-cash write-down of property and equipment       --          --         (685)
               Reversal of provision .............................       (116)     (1,987)     --
               Payments and other reductions .....................       (456)     (9,507)     --
                                                                     --------    --------   --------
               Balance ...........................................   $    220    $     81   $ 11,575
                                                                     ========    ========   ========

6.  FINANCING ARRANGEMENTS

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

       Interest paid on debt during fiscal 2001, 2000 and 1999 amounted to $76, $11,260 and $36,692, respectively.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

7.  ACQUISITION TRANSACTIONS

       During the year ended June 30, 1999, the Company acquired four outpatient services businesses, consisting of one PROH business and three O&P businesses, and two employee services businesses, which were subsequently sold and reported as discontinued operations. During the years ended June 30, 2000 and 2001 the Company acquired no businesses.

       The following unaudited pro forma consolidated results of operations of the Company give effect to each of the acquisitions as if they occurred on July 1, 1998:

                                                                                    YEAR ENDED
                                                                                  JUNE 30, 1999
                                                                                 ---------------
         Net revenues ........................................................   $     --
         Loss from continuing operations .....................................      (81,697)
         Loss from continuing operations per share-basic and assuming dilution   $    (1.30)

       The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made as of July 1, 1998.

       Information with respect to businesses acquired in purchase transactions is as follows:

                                                                                     AS OF
                                                                                 JUNE 30, 1999
                                                                                 -------------
         Excess cost of net assets acquired ....................................   $ 805,710
         Less: accumulated amortization ........................................     (75,763)
                                                                                   ---------
                                                                                   $ 729,947
                                                                                   =========

                                                                                   YEAR ENDED
                                                                                  JUNE 30, 1999
                                                                                  -------------
         Cash paid (net of cash acquired) ......................................   $ 46,067
         Deferred purchase price obligations ...................................        600
         Notes issued ..........................................................      4,825
         Closing costs & other .................................................      1,689
         Subsidiary stock issue ................................................      4,200
                                                                                   --------
                                                                                     57,381
         Liabilities assumed ...................................................      4,423
                                                                                   --------
                                                                                     61,804
         Fair value of assets acquired, principally accounts receivable and
          property and equipment ...............................................     (4,900)
                                                                                   --------
         Cost in excess of fair value of net assets acquired ...................   $ 56,904
                                                                                   ========

       Certain purchase agreements required additional payments if specific financial targets and non-financial conditions were met. The Company recorded the contingent consideration as an addition to purchase price when the conditions of the contingency were met. Aggregate contingent payments in connection with these acquisitions at June 30, 1999 of approximately $50,794 in cash were not included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, was not presently determinable. During the fiscal years ended June 30, 2001, 2000 and 1999, the Company paid $0, $5,473 and $14,986, respectively, in cash and issued zero, zero and 43 shares of common stock, respectively, in connection with businesses acquired in prior years.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

       Deferred purchase price obligations represent guaranteed purchase price amounts due to former owners of businesses acquired. There were no obligations accrued at June 30, 2001 because the purchasers assumed these obligations in the sales transactions for the respective businesses.

8.  PROPERTY AND EQUIPMENT

       As of June 30, 2001 and 2000, the Company's property and equipment was fully depreciated and therefore valued at $0. Depreciation expense during the fiscal years ended 2001, 2000 and 1999 was $0, $34, and $7,335, respectively.

9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses are summarized as follows:

                                                             AS OF JUNE 30,
                                                            2001       2000
                                                           -------   -------
         Accounts payable ..............................       222   $   247
         Accrued compensation and benefits .............       110        47
         PROH Subscriber Agreement liability ...........      --       9,375
         Accrued provision for restructure .............       220        81
         Accrued workers' compensation and health claims     1,331     1,458
         Other .........................................       321       324
                                                           -------   -------
                                                           $ 2,204   $11,532
                                                           =======   =======

10.  NOTE PAYABLE

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

11.  OPERATING LEASES

       The Company rents office space under a non-cancelable operating lease which expires December 31, 2002. As of June 30, 2001, the Company has a prepaid balance of $65 towards their leased office space. Future minimum payments for operating leases at June 30, 2001 are $23 for the year ending June 30, 2002, $44 for the year ending June 30, 2003, and $0 thereafter. Total rent expense charged to operations was $74, $829 and $47,822 in fiscal 2001, 2000 and 1999, respectively.

       The Company received sublease payments amounting to $4, $174 and $179 for the years ended June 30, 2001, 2000 and 1999, respectively, from companies controlled by the Chairman of the Board of the Company.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

12.  INCOME TAXES

       The components of income tax expense (benefit) were as follows:

                                                                         YEARS ENDED JUNE 30,
                                                                   --------------------------------
                                                                    2001         2000       1999
                                                                   -------    --------    ---------
Current:
   Federal..................................................       $    --    $     --    $ (25,027)
   State....................................................                        --           --
                                                                   -------    --------    ---------
                                                                        --          --           --
                                                                   -------    --------    ---------
Deferred:
    Federal.................................................            --          --      (19,841)
   State....................................................            --          --           --
                                                                   -------    --------    ---------
                                                                        --          --           --
                                                                   -------    --------    ---------

                                                                   $    --    $     --    $ (44,868)
                                                                   =======    ========    ==========

       The components of net deferred tax assets (liabilities) as of June 30, 2001 and 2000 were as follows:

                                                                                AS OF JUNE 30,
                                                                           ----------------------
                                                                              2001         2000
                                                                           ---------    ---------
         Accruals and reserves not currently deductible for tax purposes   $  16,701    $   9,537
         Restructure reserves ..........................................         233          519
         Net operating loss and capital loss carryforwards .............     119,748       98,360
                                                                           ---------    ---------
         Gross deferred tax assets .....................................     136,682      108,416
         Valuation allowance ...........................................    (136,030)    (106,206)
                                                                           ---------    ---------
           Net deferred tax assets .....................................         652        2,210
                                                                           ---------    ---------
         Expenses capitalized for financial statement purposes .........        --           --
         Depreciation and capital leases ...............................        --           --
         Gain from issuance of subsidiary stock ........................        --           --
         Other, net ....................................................        (652)      (2,210)
                                                                           ---------    ---------
         Gross deferred tax liabilities ................................        (652)      (2,210)
                                                                           ---------    ---------
           Net deferred tax asset (liability) ..........................   $    --      $    --
                                                                           =========    =========

       The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which relate to Federal and state net operating loss carry forwards, in excess of amounts carried back to prior years, and tax credit carryforwards that may not be realized. The changes in the valuation allowance for the fiscal years ended June 30, 2001 and 2000, are as follows:

                                                                                              AS OF JUNE 30,
                                                                                          ----------------------
                                                                                             2001        2000
                                                                                          ---------    ---------
         Balance at beginning of year .................................................   $(106,206)   $ (27,034)
         Increase related to deferred tax assets for net operating loss and
         capital loss carryforwards which may not be realized .........................     (29,824)     (79,172)
                                                                                          ---------    ---------
         Balance at end of year .......................................................   $(136,030)   $(106,206)
                                                                                          =========    =========

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

       The Company has Federal net operating loss carryforwards of approximately $190,000 and a capital loss carryforward of approximately $30,000, to offset future taxable income and taxable gains. The net operating loss carryforwards expire principally in 2018. The capital loss carryforwards expire in 2005. If the Company experiences a change of ownership within the meaning of
Section 382 of the Internal Revenue Code, the Company will not be able to realize the benefit of its net operating loss, capital loss and tax credit carryforwards.

       The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory tax rate to income before income taxes) to actual tax (benefit) expense was as follows:

                                                                          YEARS ENDED JUNE 30,
                                                                    --------------------------------
                                                                      2001        2000       1999
                                                                    --------    --------    --------
         Expected federal income tax expense (benefit) ..........   $   (291)   $ (8,384)   $(44,832)
         State income taxes, less federal benefit ...............       --          --          --
         Dividend exclusion and non-taxable interest income .....       --          --          --
         Non-deductible nonrecurring items ......................       --          --            97
         Non-deductible amortization of excess cost of net assets
           acquired .............................................        291        --          --
         Effect of  valuation allowance on current year losses ..       --         8,384        --
         Other, net .............................................       --          --          (133)
                                                                    --------    --------    --------
                                                                    $      0    $      0    $(44,868)
                                                                    ========    ========    ========

       The net amount of income taxes paid (refunded) during fiscal 2001, 2000 and 1999 amounted to ($38), ($26,705), and $8,325, respectively.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

13.  BENEFIT PLANS

     STOCK OPTION PLANS

       The Company's stock option plans, as amended, provide for issuance of options to purchase up to 8,600 shares of common stock to employees, officers and directors. Under the plans, substantially all options are granted for a term of up to 10 years at prices equal to the fair market value at the date of grant and vest ratably over five years.

       The following summarizes the activity of the stock option plans:

                                                                                     YEARS ENDED JUNE 30,
                                                                    --------------------------------------------------------
                                                                         2001               2000                1999
                                                                    ----------------    -----------------    ---------------
Options:
   Outstanding at beginning of year.........................                   1,115               4,430               2,783
   Granted..................................................                      --                 --                4,260
   Exercised................................................                      --                  (1)                (17)
Canceled....................................................                    (23)              (3,314)             (2,596)
                                                                    ----------------    -----------------    ---------------
Outstanding at end of year..................................                   1,092               1,115               4,430
                                                                    ================    ================     ===============
   Option price per share ranges:
   Outstanding at beginning of year.........................       $  2.38 -  $14.38    $  .12 -  $20.58     $  .12 - $20.58
   Granted..................................................                      --                 --        1.25 -  11.50
   Exercised................................................                      --                 .12        .12 -   7.19
   Canceled.................................................       $   2.38 - $14.38       .12 -   20.58        .12 -  20.58
   Outstanding at end of year...............................       $   2.38 - $13.25    $ 2.38 - $ 14.38     $  .12 - $20.58
Options exercisable at end of year..........................                     568                 372               1,007
Exercisable option price  ranges............................       $  2.38 -  $13.25    $ 2.38 - $ 14.38     $  .12 - $20.58
Options available for grant at end of year under stock
   option plans.............................................                   1,956               1,946                 419

     OTHER STOCK AWARDS

       The following summarizes the other stock award activity:

                                                                                     YEARS ENDED JUNE 30,
                                                                 ------------------------------------------------------------
                                                                         2001                 2000                 1999
                                                                 ------------------     ----------------     ----------------
Options:
   Outstanding at beginning of year...........................                3,200                4,250                4,100
   Granted....................................................                   --                   --                  150
   Exercised..................................................                   --                   --                   --
   Canceled...................................................                   --               (1,050)                  --
                                                                 ------------------     ----------------     ----------------
Outstanding at end of year....................................                3,200                3,200                4,250
                                                                 ==================     ================     ================
Option price per share ranges:
   Outstanding at beginning of year...........................   $            $6.88    $ 4.88 -  $ 11.50     $ 4.88 - $ 10.88
   Granted....................................................                   --                   --                11.50
Exercised. ...................................................                   --                   --                    0
   Canceled...................................................                   --                   --                   --
Outstanding at end of year....................................   $             6.88    $            6.88     $ 4.88 - $ 11.50
Options exercisable at end of year............................                3,200                2,500                2,950
Exercisable option price  ranges..............................   $             6.88    $            6.88     $ 4.88 - $ 11.50

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

       The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the plans. The table below sets forth the pro forma information as if the Company had adopted the compensation recognition provisions of SFAS 123:

                                                                       YEARS ENDED JUNE 30,
                                                                ----------------------------------
                                                                  2001         2000         1999
                                                                -------      -------       -------
Increase to:
   Net loss...............................................      $    --     $     --      $    1,654
   Net loss per share-basic and assuming dilution.........           --           --             .03
Assumptions:
   Expected life (years)..................................          4.0          4.0             4.0
   Risk-free interest rate................................            0%           0%           4.63%
   Volatility.............................................            0%           0%          66.00%
   Dividend yield.........................................          N/A          N/A             N/A

       RETIREMENT PLANS

       The Company had defined contribution 401(k) plans covering substantially all of its employees. Company contributions for fiscal 2001, 2000 and 1999 were $0, $810 and $5,193, respectively. The Company terminated its 401(k) plan as of December 31, 1999, received notification of approval from the Internal Revenue Service to dissolve the plan on October 6, 2000 and distributed the plan assets to participants by December 31, 2000. The Company established a non-qualified supplemental benefit plan covering certain key employees. The Company's matching contributions were $0, $70 and $845 for fiscal 2001, 2000 and 1999, respectively. The supplemental benefit plan was terminated and plan assets were distributed to plan participants in fiscal 2000.

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

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

       September 10, 1999. The Plaintiffs allege that the Defendants were negligent in disseminating the proxy statements, which allegedly contained materially false and misleading statements. Wasserstein Perella & Co. has notified the Company that it will seek indemnification from the Company in connection with this action, pursuant to its engagement agreement with the Company.

            The Defendants intend to vigorously defend the action. The Company has notified its insurance carriers of this action. If the Defendants suffer an adverse judgment which the Company is required to pay, it will likely result in there being no assets for investment or liquidation; in such event, the Company will file for bankruptcy law protection. The Company has filed a motion to dismiss this case. This motion has been opposed by the plantiff and the court has not decided it.

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

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


       SIGNIFICANT POTENTIAL MALPRACTICE LIABILITY

       The Company is a defendant in many significant malpractice lawsuits. The Company purchased malpractice insurance from PHICO Insurance Company. As noted in Note 2, the Insurance Commissioner of the Commonwealth of Pennsylvania has placed PHICO into rehabilitation. If PHICO is determined to be insolvent by the insurance commissioner, PHICO will not be permitted to pay any claims. See the above risk factor. If PHICO is deemed insolvent, the Company will be forced to file for bankruptcy protection.

       Several of the malpractice lawsuits against the Company are individually material to the Company. Among these are several wrongful death cases. In two of the material wrongful death cases, the Company has been notified that it will be added as a defendant but it has not yet been served. In other wrongful death cases, the Company has not been named as a defendant but has been notified that indemnification will be sought from the Company by named defendants. One of the most significant wrongful death cases against the Company is Rolls v. NovaCare ET. AL. filed in a state court in the State of Mississippi. If an adverse judgment is entered against the Company in the Rolls case, or in any one of the other wrongful death cases, the Company will be forced to file for bankruptcy protection - even if PHICO is still solvent.

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

       The Company is a defendant in a number of other legal actions seeking monetary damages, which singularly and in the aggregate may have a material adverse effect on the Company's business, financial condition, results of operations and liquidity if such actions are adversely concluded. Also, in connection with many of the collection actions brought by the Company against third parties to collect outstanding accounts receivable, counterclaims have been made against the Company which, in many cases, exceed the amount sought by the Company in the underlying actions. In addition, the Insurance Commissioner of the Commonwealth of Pennsylvania has filed a Petition for Rehabilitation against the Company's professional liability insurance carrier in order to determine if the insurance carrier is solvent. If the insurance carrier is determined to be insolvent, it will not be able to pay any of the claims against its policyholders, including those against the Company.

       In the event that any of the material actions are concluded in a manner that is adverse to the Company, there will be no assets for investment or liquidation and the Company would likely file for bankruptcy law protection.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

15.  SHAREHOLDER RIGHTS PLAN

       Under the terms of a Shareholder Rights Plan adopted in 1995 and which expired on March 20, 2000, the Company's Board of Directors declared a dividend distribution of one right for each outstanding common share. The rights could not be exercised or traded apart from the common shares to which they were attached until 10 days after a person or group had acquired, obtained the right to acquire, or commenced a tender offer for, at least 20% of the Company's outstanding common shares. In such event, each right would have become exercisable for one common share for a price of $27. If a person or group acquired, or obtained the right to acquire, 20% or more of the Company's outstanding common shares, each right would become exercisable for common shares worth $54 and the rights held by the acquiror would become null and void. If the Company was involved in a merger and its common shares were changed or exchanged, or if more than 50% of its assets or earnings power was sold or transferred, each right would become exercisable for common stock of the acquiror worth $54.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

16. RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Company purchases printing and copying related services from XYAN.com, Inc., a national internet-based digital imaging company controlled by John H. Foster, Chairman of the Board of the Company, in his capacity as chairman of the board of, and general partner of various venture capital investment funds that own interests in, that company. During the fiscal years ended June 30, 2000 and 1999, the Company paid XYAN.com, Inc. approximately $15 and $1,150, respectively, for services provided. In addition, as of June 30, 2000 the Company had a prepaid balance of $127, representing a prepayment for preferential national pricing. During the fiscal year ending June 30, 2001, the Company incurred $19 for services rendered by Xyan.com and wrote-off the remaining prepaid balance of $108. The Company has ceased utilizing the services of XYAN.com, Inc.

                           NAHC, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

17. SUBSEQUENT EVENTS

     On August 16, 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania filed a Petition for Rehabilitation against the Company's Professional Liability Insurance carrier Phico Insurance Company. The petition was granted under Section V of the Insurance Department Act of the Commonwealth of Pennsylvania. The Order of Rehabilitation gives the Insurance Commissioner statutory control of Phico in order for the Commissioner to thoroughly analyze, evaluate and oversee Phico's finances. During the rehabilitation process, the Commissioner will determine if Phico is solvent. If it is concluded that Phico is not solvent, Phico will not be able to pay any of the claims against its policyholders, including the Company's. If in fact Phico is deemed to be insolvent, then Company may not be able to meet the obligations that would have been paid by Phico as the Company's insurance carrier. At that time the Company could become insolvent and would most likely file for bankruptcy law protection.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of NAHC, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of NAHC, Inc. and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Philadelphia, PA
September 25, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Registrant has had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of NAHC are as follows:

               NAME                            POSITION                                 AGE
               ----                            --------                                 ---
     John H. Foster.............  Chairman of the Board of Directors                     59
     David R. Burt..............  Chief Executive Officer, President, and Secretary      38
     Charles E. Finelli.........  Director                                               38
     Timothy E. Foster..........  Director                                               50
     Stephen E. O'Neil..........  Director                                               68
     James T. Walmsley..........  Vice President, Reimbursement                          51

     No family relationships exist among any of the directors or executive officers of NAHC. Executive officers serve at the discretion of the NAHC Board of Directors.

     JOHN H. FOSTER has been Chairman of the Board of the Company since December 1984. From 1984 to May 1997, he was also Chief Executive Officer of the Company. Mr. Foster is also a director of Corning Incorporated, an international corporation with business interests in specialty materials and communications. Mr. Foster is founder and Chairman of the Board of Foster Management Company, an investment advisor.

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

     CHARLES E. FINELLI has been a director of the Company since August 18, 2000. An attorney, Mr. Finelli has been in private practice for six years specializing in litigation. He is a graduate of the University of Arkansas School of Law.

     TIMOTHY E. FOSTER has been a director of the Company since December 1984. From May 1997 through January 2000, he served as Chief Executive Officer of the Company. From October 1994 until May 1997, he was President and Chief Operating Officer. He served as Senior Vice President, Finance and Administration and Chief Financial Officer of NAHC from November 1988 to October 1994, Treasurer from March 1992 to October 1994 and Secretary of the Company from September 1987 to May 1994. Since 1996, Mr. Foster has been a partner in certain investment partnerships managed by Foster Management Company.

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

     JAMES T. WALMSLEY has been Vice President, Reimbursement of NAHC since January 1994 and was Director of Reimbursement from April 1992 to January 1994.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information for the fiscal years ended June 30, 2001, 2000 and 1999 concerning the compensation paid or awarded to the Chief Executive Officer and each of the other executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION                LONG TERM
NAME AND                                       --------------------------------      COMPENSATION          ALL OTHER
PRINCIPAL POSITION                             YEAR     SALARY ($)    BONUS ($)    AWARDS OPTIONS(#)    COMPENSATION (1)
------------------                             ----     ----------    ---------    ---------------      ----------------
David R. Burt (2).........................     2001     $  250,000    $  272,403     $       --         $ 119,065(a)
     Chief Executive Officer President and     2000         44,231            --
     Secretary

Robert E. Healy, Jr. (3)..................     2001     $   50,131    $       --     $       --         $        --
     Former Senior Vice President and          2000        371,243     1,057,500             --             1,601(b)
     Chief Financial Officer                   1999        302,093       570,000        320,000           139,916(b)

James T. Walmsley (4).....................     2001     $  200,012    $  467,190     $       --         $        --
     Vice President, Reimbursement             2000        189,007     1,305,604             --                  --
                                               1999        182,249            --             --                  --

(1) (a) This amount represents a grossed-up amount to reflect a note payable from the company to Mr. Burt.

    (b) These amounts represent contributions to the Company's 401(k) plan and its supplemental deferred compensation plan and term life and long-term disability insurance payments.

(2) David R. Burt, President became Chief Executive Officer and Secretary effective as of May 4, 2000.

(3) Robert E. Healy, Jr. became Senior Vice President, Finance and Administration and Chief Financial Officer in December 1995. Mr. Healy resigned from the Company effective July 26, 2000.

(4) James T. Walmsley became Vice President, Reimbursement, in January 1994.

         The following table sets forth the number and value of options exercised by the executive officers of the Company named in the Summary Compensation Table during the fiscal year ended June 30, 2001 and the number and value of options held by such executive officers at June 30, 2001.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2001
                        AND FISCAL YEAR-END OPTION VALUES


                                                        NUMBER OF SECURITIES
                                                             UNDERLYING                   VALUE OF
                                                            UUNEXERCISED                UNEXERCISED
                                                             OPTIONS AT                 IN-THE-MONEY
                                                          JUNE 30, 2001 (#)               OPTIONS
                                                            EXERCISABLE/          AT JUNE 30, 2001 ($)(1)
                      SHARES ACQUIRED       VALUE           UNEXERCISABLE               EXERCISABLE/
           NAME        UPON EXERCISE      REALIZED                                     UNEXERCISABLE
           ----       ---------------     --------     ---------------------      -----------------------
David R. Burt               -                 -                 -/-                           -
Robert E. Healy, Jr.        -                 -           175,168/132,000                     -
James T. Walmsley           -                 -              23,278/9,600                     -

(1) In-the-money options are those for which the fair market value of the underlying Common Stock exceeds the exercise price of the option. The value of in-the-money options is determined in accordance with regulations of the Securities and Exchange Commission by subtracting the aggregate exercise price of the option from the aggregate year-end value of the underlying Common Stock.

EMPLOYMENT AGREEMENTS

     Effective as of May 5, 2000, the Company entered into an employment agreement with David R. Burt, to serve as Chief Executive Officer of the Company. The term of the agreement continues through May 5, 2005, subject to certain extensions. Pursuant to the agreement, Mr. Burt receives an annual base salary of $250,000 and an annual performance bonus of not less than $20,000. The agreement requires Mr. Burt to devote at least 50% of his business time and attention to the performance of the duties and responsibilities of Chief Executive Officer of the Company, inasmuch as Mr. Burt also serves as President, Chief Executive Officer and a Director of Ergo Science Corporation. Mr. Burt's agreement provides for additional bonuses as follows: 10% of the amount collected by the Company on certain of its delinquent receivables in excess of the amount booked for such receivables on the Company's balance sheet, subject to a specified cap; and 10% of the difference between the amount at which certain liabilities of the Company are booked on its balance sheet and the actual amounts paid by the Company. As consideration for the Executive's efforts in obtaining settlements on the Hanger, NCES and PROH disputes in July 2000, the Company granted Mr. Burt a convertible promissory note in the principal amount of $60,000. The note bears interest at a rate of 10% per annum and is payable on the earlier of demand by Mr. Burt for payment or May 1, 2006. The note is convertible into the Company's common stock and has a conversion price that ranges from $0.04, the current conversion price, to a potential $0.0025 based on improvements in the market price of the common stock or the Company's total shareholder equity on the balance sheet, as specified in the note. In the event of liquidation or a transfer of substantially all of the assets of the Company, the conversion price is $0.0025. If Mr. Burt is terminated by the Company with good cause or quits for other than good reason, the Company may repurchase the note for an amount that increases in equal increments over a twenty-four month period until the repurchase price equals the principal amount of the note, at which time the right to repurchase terminates. Mr. Burt's employment agreement also provides him certain registration rights with respect to the shares of common stock into which the note is convertible.

     On May 30, 1999, the Company entered into an employment agreement with Robert E. Healy, Jr., to serve as Senior Vice President, Finance and Administration and Chief Financial Officer of the Company, superseding Mr. Healy's then existing employment agreement with the Company. Pursuant to the agreement, Mr. Healy received an annual base salary of $325,000. In addition, in accordance with the agreement, Mr. Healy received certain transaction and retention bonuses during the fiscal year ending June 30, 2000 as follows: (i) a transaction bonus equal to $317,500, which was paid on November 5, 1999 upon the sale of the Company's interest in NCES, (ii) a transaction bonus equal to $250,000, which was paid on December 3, 1999 upon the sale of the Company's PROH business, (iii) a retention bonus equal to $245,000, which was paid on January 14, 2000, and (iv) a retention bonus equal to $245,000, which was paid on May 5, 2000. Also under the agreement, Mr. Healy was entitled to an additional retention bonus, at the rate of $245,000 for each six month period beyond June 30, 2000 which Mr. Healy remained employed by the Company.

     By letter dated July 26, 2000, Mr. Healy resigned from his positions as President and Chief Financial Officer of the Company. Mr. Healy received no additional severance from the Company in connection with such resignation. Effective upon Mr. Healy's resignation, the Company entered into a consulting agreement with Mr. Healy, pursuant to which the Company may avail itself of Mr. Healy's services in connection with the implementation of the Company's Plan of Restructure and other general matters. The consulting agreement continued through June 30, 2001. The agreement requires Mr. Healy to provide up to sixteen hours of services per week. Mr. Healy is compensated as a consultant at the rate of $16,294 per month; in addition, for any month in which Mr. Healy provides in excess of sixty-four hours of services, Mr. Healy is compensated $235 per hour for each such hour during such month in excess of sixty-four hours. The agreement also entitles Mr. Healy to continuation of his rights and benefits under the Company's benefit plans and programs for a two year period, as well as the advance of certain expenses in connection with legal proceedings arising in connection with service as an officer or director of the Company and certain other benefits. Effective as of October 1, 2000, Mr. Healy and the Company have agreed to amend the consulting agreement to remove the fixed, monthly retainer and to provide that the compensation paid to Mr. Healy under such agreement shall be based solely on the contracted hourly rate multiplied by the hours of services provided by Mr. Healy to the Company as contemplated by the agreement.

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

     On January 10, 2000, the Company entered into a consulting agreement with Mr. Timothy Foster, pursuant to which the Company may avail itself of Mr. Foster's services in connection with the implementation of the Company's Plan of Restructure. The term of the consulting agreement continued through January 6, 2001. The agreement required Mr. Foster to provide up to fifteen hours of services per week. Mr. Foster was compensated as a consultant at the rate of $12,500 per month; in addition, for any month in which Mr. Foster provided in excess of sixty hours of services, Mr. Foster was compensated $200 per hour for each such hour during such month in excess of sixty hours. Because Mr. Foster agreed to forego compensation otherwise payable to the Company's non-executive directors, Mr. Foster's participation in Board related matters is counted toward the number of hours of services provided under the consulting agreement. The agreement also entitled Mr. Foster to continuation of his rights and benefits under the Company's benefit plans and programs for a two year period, as well as the advance of certain expenses in connection with legal proceedings arising in connection with service as an officer or director of the Company and certain other benefits. Effective as of October 1, 2000, Mr. Foster and the Company have agreed to amend the consulting agreement to remove the fixed, monthly retainer and to provide that the compensation paid to Mr. Foster under such agreement shall be based solely on the contracted hourly rate multiplied by the hours of services provided by Mr. Foster to the Company as contemplated by the agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Stephen E. O'Neil served on the Compensation Committee of the Board of Directors for the entire 2001 fiscal year, and since January 5, 2000 served as Chairman of the Audit Committee. Mr. John H. Foster served as Chief Executive Officer of the Company until May 1997 and served as executive Chairman of the Board through January 2000; he continues to serve as non-executive Chairman of the Board. Mr. Foster has served on the Compensation Committee since March 22, 2000. Other than Mr. Foster, no insider served on the Committee and there were no interlocks.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table shows the number of shares and percentage of the Company's outstanding Common Stock deemed to be beneficially owned as of June 30, 2001, by (i) all persons known to the Company to be the beneficial owners of more than 5% of its Common Stock, (ii) each director of the Company and (iii) the directors and officers of the Company as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power with respect to all shares owned.

                                                                        AMOUNT AND NATURE OF            PERCENTAGE OF
NAME OF BENEFICIAL OWNER (A)                                            BENEFICIAL OWNERSHIP         OUTSTANDING SHARES
----------------------------                                            --------------------         ------------------
LDN Stuyvie Partnership............................................        11,046,955  (b)                17.4%
John H. Foster.....................................................         4,141,214  (c)                 6.5%
David R. Burt......................................................         1,500,000  (d)                 2.4%
Timothy E. Foster..................................................           980,001  (e)                 1.5%
Stephen E. O'Neil..................................................            59,100  (f)                   *
Charles E. Finelli.................................................                --                       --
James T. Walmsley..................................................            23,278  (g)                   *
Directors and Officers as a group (6 persons)......................         6,703,593  (h)                10.6%

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

(d) Consists entirely of shares issuable upon conversion of a $60,000 convertible note, held by Mr. Burt, at the conversion price of $.04 per share. The conversion price fluctuates depending on certain factors.

(e) Consists of 980,001 shares of the Company's Common Stock presently issuable upon the exercise of options.

(f) Includes 59,000 shares of the Company's Common Stock presently issuable upon the exercise of options.

(g) Consists entirely of shares of the Company's Common STock presently issuable upon the execution of options.

(h) Includes 2,695,688 shares of the Company's Common Stock issuable upon exercise of options exercisable within 60 days after September 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In the ordinary course of business, the Company purchases printing and copying related services from XYAN.com, Inc., a national internet-based digital imaging company controlled by John H. Foster, Chairman of the Board of the Company, in his capacity as chairman of the board of, and general partner of various venture capital investment funds that own interests in, that company. During the fiscal years ended June 30, 2000 and 1999, the Company paid XYAN.com, Inc. approximately $15 and $1,150, respectively, for services provided. In addition, as of June 30, 2000 the Company had a prepaid balance of $127, representing a prepayment for preferential national pricing. During the fiscal year ending June 30, 2001, the Company incurred $19 for services rendered by Xyan.com and wrote-off the remaining prepaid balance of $108. The Company has ceased utilizing the services of XYAN.com, Inc.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
          (1) FINANCIAL STATEMENTS:

              Consolidated Balance Sheets at June 30, 2001 and 2000................................   20
              Consolidated Statements of Operations for each of the three years
                ended June 30, 2001, 2000 and 1999.................................................   21
              Consolidated Statements of Changes in Shareholders' Equity for each of the three
                years ended June 30, 2001, 2000 and 1999...........................................   22
              Consolidated Statements of Cash Flows for each of the three years
                ended June 30, 2001, 2000 and 1999.................................................   23
              Notes to Consolidated Financial Statements...........................................   24
              Report of Independent Accountants....................................................   46

          (2) FINANCIAL STATEMENT SCHEDULE:
              II - Valuation and qualifying accounts for each of the three years in the period ended June 30, 2001

          (3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K):
              The exhibits required to be filed are listed in the index to exhibits

     (b) Current Reports on Form 8-K:

     No current reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended June 30, 2001.

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

Dated:   September 28, 2001

                                       NAHC, INC.

                                       By: /S/ DAVID R. BURT
                                           -------------------------------------
                                           David R. Burt
                                           Chief Executive Officer, President
                                             and Secretary

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

           SIGNATURE                                                 TITLE                                      DATE
           ---------                                                 -----                                      ----
/S/ JOHN H. FOSTER                                   Chairman of the Board and Director                 September 28, 2001
--------------------------------------
(JOHN H. FOSTER)

/S/ DAVID R. BURT                                    Chief Executive Officer, Principal Financial       September 28, 2001
--------------------------------------               and Accounting Officer and Director
(/DAVID R. BURT)

/S/CHARLES E. FINELLI                                Director                                           September 28, 2001
--------------------------------------

/S/ TIMOTHY E. FOSTER                                Director                                           September 28, 2001
--------------------------------------
(TIMOTHY E. FOSTER)

/S/ STEPHEN E. O'NEIL                                Director                                           September 28, 2001
--------------------------------------
(STEPHEN E. O'NEIL)

                                   SCHEDULE II

                                   NAHC, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                    BALANCE AT   CHARGED TO                               BALANCE
                                                    BEGINNING    COSTS AND                                AT END
DESCRIPTION                                         OF PERIOD    EXPENSES      OTHER       DEDUCTIONS    OF PERIOD
-----------                                         ----------   ----------    -----       ----------    ---------
Year ended June 30, 2001:
Allowance for uncollectible accounts.............   $ 36,633                  (2,626)(3)    (8,242)(2)    $  25,765

Year ended June 30, 2000:
Allowance for uncollectible accounts.............   $  7,124     24,727        8,408(1)     (3,626)(2)    $  36,633

Year ended June 30, 1999:
Allowance for uncollectible accounts.............   $    639      6,485          ---               ---    $   7,124


(1) Primarily allowances for doubtful accounts related to receivables, which reverted back to the Company.
(2) Primarily write-offs.
(3) Primarily related to changes in reserve estimates for receivables.

                                 EXHIBIT INDEX
2 (a)(i)     Stock Purchase Agreement dated as of April 2, 1999 by and among              --
             NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc.
             and HPO Acquisition Corp. (incorporated by reference to
             Exhibit 2(a) to the Company's Current Report on Form 8-K dated
             July 1, 1999).

2(a)(ii)     Amendment No. 1 to Stock Purchase Agreement made as of May 19,               --
             1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger
             Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to the Exhibit 2 (b) to the Company's Current Report on
             Form 8-K dated July 1, 1999).

2(a)(iii)    Amendment No. 2 to Stock Purchase Agreement made as of June                  --
             30, 1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger
             Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(c) to the Company's Current Report on Form
             8-K dated July 1, 1999).

2 (b)        (i) Stock Purchase Agreement dated as of June 1, 1999 by and among           --
             NovaCare, Inc., NC Resources, Inc. and Chance Murphy, Inc.
             (incorporated by reference to Exhibit 2(a) to the Company's Current
             Report on Form 8-K dated June 1, 1999).

             (ii) Amendment No. 1 to Stock Purchase Agreement made as of June 1,          --
             1999 by and among NovaCare, Inc., NC Resources, Inc. and Chance
             Murphy, Inc. (incorporated by reference to Exhibit 2(b) to the
             Company's Current Report on Form 8-K dated June 1, 1999).

2 (c)        Stockholder Agreement dated as of September 8, 1999 among Plato              --
             Holdings, Inc., New Plato Acquisition, Inc., NC Resources, Inc. and
             NovaCare, Inc. (incorporated by reference to Exhibit 2((a) to the
             Company's Current Report on Form 8-K dated October 14, 1999).

2 (d)(i)     Stock Purchase Agreement dated as of October 1, 1999 by and among            --
             NovaCare, Inc. NC Resources, Inc. and Select Medical Corporation
             (incorporated by reference to Exhibit 2(b) to the Company's
             Current Report on Form 8-K dated October 14, 1999).

2 (d)(ii)    First Amendment dated November 19, 1999 to the Stock Purchase                --
             Agreement dated October 1, 1999 among NovaCare, Inc., NC
             Resources, Inc. and Select Medical Corporation (incorporated by reference to Exhibit 2(b) to the Company's Current Report on Form
             8-K dated December 6, 1999).

2 (d)(iii)   Opinion of Warburg Dillon Read LLC dated as of October 1, 1999               --
             (incorporated by reference to Exhibit 99(a) to the Company's
             Current Report on Form 8-K dated October 14, 1999).

3 (a)(i)*    Certificate of Incorporation of the Company, as amended                      --
             (incorporated by reference to Exhibit 3(a) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended March 31, 1992).

3(a)(ii)     Certificate of Ownership and Merger of NAHC, Inc. into NovaCare, Inc.        --
             (incorporated by reference to Exhibit 3(a)(ii) to the Company's
             Annual Report on Form 10-K for the year ended June 30, 2000).

3 (b)        By-laws of the Company, as amended to date (incorporated by                  --
             reference to Exhibit 3 to the Company's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1995).

4 (a)        Stock Option Plan, as amended to date (incorporated by reference to          --
             Exhibit 4(a) to the Company's Annual Report on Form 10-K for the
             year ended June 30, 1997).

4 (b)*       Form of Indenture dated as of January 15, 1993 between the Company           --
             and Pittsburgh National Bank relating to 51/2% Convertible
             Subordinated Debentures Due 2000 (incorporated by reference to
             Exhibit 4 to Registration Statement on Form S-3 No. 33-55710).

4 (c)        Rights Agreement dated as of March 9, 1995 by and between NovaCare,          --
             Inc. and American Stock Transfer & Trust Company, as Rights Agent
             (incorporated by reference to Exhibit 99(a) to the Company's current report on Form 8-K dated March 14, 1995).

4 (d)        1998 Stock Option Plan (incorporated by reference to Exhibit 4 to            --
             Registration Statement Form S-8 No. 333-70653).

10 (a)(i)    Employment Agreement dated as of October 9, 1996 between the                 --
             Company and Barry E. Smith (incorporated by reference to Exhibit
             10(c) to the Company's Quarterly Report on Form 10-Q for the
             quarter ended December 31, 1997).

10(a)(ii)    Amendment dated as of October 1, 1998 to the Employment                      --
             Agreement dated as of October 9, 1996 between the Company and Barry
             E. Smith (incorporated by reference to Exhibit 10(h) to the
             Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1998).

10(b)        Stock Purchase Agreement dated as of May 1, 1997 between NovaCare            --
             Employee Services, Inc. and James W. McLane (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form
             10-K for the year ended June 30, 1998).

10 (c)(i)    Employment Agreement dated as of March 18, 1998 between the                  --
             Company and Ronald G. Hiscock (incorporated by reference to
             Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for
             the quarter ended March 31, 1998).

10(c)(ii)    First Amendment dated as of October 8, 1998 to the Employment                --
             Agreement dated as of March 18, 1998 between the Company and Ronald
             G. Hiscock (incorporated by reference to Exhibit 10(f) to the
             Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1998).

10 (d)(i)    Amendment No. 2 to the Amended and Restated Employment Agreement             --
             dated as of May 30, 1999 between the Company and John H. Foster
             (incorporated by reference to Exhibit 10(d)(i) to the Company's
             Annual Report on Form 10-K for the year ended June 30, 1999).

10(d)(ii)    Amended and Restated Employment Agreement dated as of July 1,                --
             1998 between the Company and John H. Foster (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1998).

10(d)(iii)   Amendment dated September 1, 1998 to the Amended and Restated                --
             Employment Agreement dated as of July 1, 1998 between the Company and John H. Foster (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1998).

10 (e)       Employment Agreement dated as of May 30, 1999 between the                    --
             Company and Timothy E. Foster (incorporated by reference to Exhibit
             10(a) to the Company's Current Report Form 8-K dated July 1, 1999).

10 (f)       Employment Agreement dated as of May 30, 1999 between the Company            --
             and James W. McLane (incorporated by reference to Exhibit 10(b) to the Company's Current Report on Form 8-K dated July 1, 1999).

10 (g)       Employment Agreement dated as of May 30, 1999 between the Company            --
             and Robert E. Healy, Jr. (incorporated by reference to
             Exhibit 10(c) to the Company's Current Report on Form 8-K dated
             July 1, 1999).

10(h) (i)    Revolving Credit Facility Agreement dated as of May 27, 1994 by              --
             and among NovaCare and certain of its subsidiaries and PNC Bank,
             First Union National Bank of North Carolina, Mellon Bank, N.A.,
             Nations Bank of North Carolina, N.A., CoreStates Bank, N.A., and
             National Westminster Bank, N.A. (incorporated by reference to
             Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for
             the quarter ended March 31, 1994).

10(h)(ii)    Revolving Credit Facility Credit Agreement First Amendment                   --
             dated as of September 20, 1994 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of
             North Carolina, Mellon Bank, N.A., Nations Bank of North Carolina,
             N.A., CoreStates Bank, N.A., and National Westminster Bank, N.A.
             (incorporated by reference to Exhibit 10(a) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended December 31,
             1994).

10(h)(iii)   Revolving Credit Facility Agreement Second Amendment dated as                --
             of November 28, 1994 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North
             Carolina, Mellon Bank, N.A., Nations Bank of North Carolina, N.A.,
             CoreStates Bank, N.A., National Westminster Bank, N.A., and Fleet
             Bank of Massachusetts, N.A. (incorporated by reference to
             Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for
             the quarter ended December 31, 1994).

10(h)(iv)    Revolving Credit Facility Agreement Third Amendment dated as                 --
             of May 15, 1995 by and among NovaCare and certain of its
             subsidiaries and PNC Bank, N.A., First Union National Bank of North
             Carolina, Mellon Bank, N.A., Nationsbank, N.A. (Carolina),
             CoreStates Bank, N.A., NatWest Bank, N.A., and Fleet Bank of
             Massachusetts, N.A. (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1995).

10(h)(v)     Revolving Credit Facility Agreement Fourth Amendment dated as                --
             of May 19, 1995 by and among NovaCare and certain of its
             subsidiaries and PNC Bank, N.A., First Union National Bank of North
             Carolina, Mellon Bank, N.A., Nationsbank, N.A. (Carolina),
             CoreStates Bank, N.A., NatWest Bank, N.A., and Fleet Bank of
             Massachusetts (incorporated by reference to Exhibit 10 (a) to the
             Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1995).

10(h)(vi)    Revolving Credit Facility Agreement Fifth Amendment dated as                 --
             of June 30, 1996 by and among NovaCare and certain of its
             subsidiaries and PNC Bank, N.A., First Union National Bank of North
             Carolina, Mellon Bank, N.A., Nationsbank, N.A. (Carolina),
             CoreStates Bank, N.A., and Fleet Bank of Massachusetts
             (incorporated by reference to Exhibit 10(j) (vi) to the Company's
             Annual Report on Form 10-K for the year ended June 30, 1996).

10(h)(vii)   Revolving Credit Facility Agreement Sixth Amendment dated as                 --
             of June 30, 1996 by and among NovaCare and certain of its
             subsidiaries and PNC Bank, N.A., CoreStates Bank, N.A., First Union
             National Bank of North Carolina, Fleet Bank of Massachusetts, N.A.,
             Mellon Bank, N.A. and Nationsbank, N.A. (incorporated by reference to Exhibit 10(j)(vii) to the Company's Annual Report on Form 10-K
             for the year ended June 30, 1996).

10(h)(viii)  Revolving Credit Facility Agreement Seventh Amendment dated                  --
             as of November 4, 1996 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North
             Carolina, Mellon Bank, N.A., Nationsbank, N.A. (Carolina),
             CoreStates Bank, N.A., and Fleet Bank of Massachusetts, N.A.
             (incorporated by reference to Exhibit 10(a) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1996).

10(h)(ix)    Revolving Credit Facility Agreement Eighth Amendment dated as                --
             of January 30, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of North
             Carolina, Mellon Bank, N.A., Nationsbank, N.A., CoreStates Bank,
             N.A., Fleet Bank of Massachusetts, N.A., The Bank of New York, and
             SunTrust Bank (Central Florida), N.A. (incorporated by reference to
             Exhibit (10)(j)(ix) to the Company's Annual Report on Form 10-K for
             the year ended June 30, 1998).

10(h)(x)     Revolving Credit Facility Agreement Ninth Amendment dated as of              --
             January 30, 1997 by and among NovaCare and certain of its
             subsidiaries and PNC Bank, N.A., First Union National Bank of North
             Carolina, Mellon Bank, N.A., Nationsbank, N.A., CoreStates Bank,
             N.A., Fleet Bank of Massachusetts, N.A., The Bank of New York, and
             SunTrust Bank (Central Florida), N.A. (incorporated by reference to
             Exhibit 10(j)(x) to the Company's Annual Report on Form 10-K for
             the year ended June 30, 1998).

10(h)(xi)    Revolving Credit Facility Agreement Tenth Amendment dated as of              --
             March 31, 1997 by and among NovaCare and certain of its
             subsidiaries and PNC Bank, N.A., First Union National Bank of
             North Carolina, Mellon Bank, N.A., Nationsbank, N.A., CoreStates
             Bank, N.A., Fleet National Bank, The Bank of New York, and
             SunTrust Bank (Central Florida), N.A. (incorporated by reference to Exhibit 10(j)(xi) to the Company's Annual Report on Form 10-K
             for the year ended June 30, 1997).

10(h)(xii)   Revolving Credit Facility Agreement Eleventh Amendment dated                 --
             as of June 27, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank of
             North Carolina, Mellon Bank, N.A., Nationsbank, N.A., CoreStates
             Bank, N.A., Fleet National Bank, The Bank of New York, SunTrust
             Bank (Central Florida), N.A., and Bank One (Kentucky), N.A.
             (incorporated by reference to Exhibit 10(j)(xii) to the Company's
             Annual Report on Form 10-K for the year ended June 30, 1998).

10(h)(xiii)  Revolving Credit Facility Agreement Twelfth Amendment dated                  --
             as of September 30, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank, Mellon
             Bank, N.A., NationsBank, N.A., Corestates Bank, N.A., Fleet Bank,
             The Bank of New York, SunTrust Bank (Central Florida) N.A., Bank
             One

             (Kentucky) N.A., The Fuji Bank, Limited (New York Branch),                   --
             Crestar Bank, Bank of Tokyo-Mitsubishi Trust Company, and AmSouth
             Bank (incorporated by reference to Exhibit 10(a) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended September 30,
             1997).

10(h)(xiv)   Revolving Credit Facility Agreement Thirteenth Amendment dated               --
             as of November 17, 1997 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A., Corestates Bank, N.A., First Union
             National Bank, Fleet National Bank, Mellon Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1998).

10(h)(xv)    Revolving Credit Facility Agreement Fourteenth Amendment dated               --
             as of February 24, 1998 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., Corestates Bank, N.A., First Union
             National Bank, Fleet National Bank, Mellon Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1998).

10(h)(xvi)   Revolving Credit Facility Agreement Fifteenth Amendment dated                --
             as of February 27, 1998 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., Corestates Bank, N.A., First Union
             National Bank, Fleet National Bank, Mellon Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank (incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1998).

10(h)(xvii)  Revolving Credit Facility Agreement Sixteenth Amendment dated                --
             as of March 30, 1998 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., Corestates Bank, N.A., First Union
             National Bank, Fleet National Bank, Mellon Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank (incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1998).

10(h)(xviii) Revolving Credit Facility Agreement Seventeenth Amendment                    --
             dated as of June 30, 1998 by and among NovaCare and certain of its subsidiaries and PNC Bank, N.A., First Union National Bank, Fleet
             National Bank, Mellon Bank, N.A., Nations Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of America NT
             & SA, Comerica Bank, Credit Lyonnais (New York Branch), Cooperative
             Centrale Raiffersen-Boerenleenbank B.A., "Rabobank Nederaland",
             (New York Branch), The Tokai Bank, Limited (New York Branch),
             Toronto Dominion (Texas), Inc. (incorporated by reference to
             Exhibit 10(i) (xviii) to the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

10(h)(xix)   Revolving Credit Facility Agreement Eighteenth Amendment dated               --
             as of December 18, 1998 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A., First Union National Bank, Fleet
             National Bank, Mellon Bank, N.A., Nations Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of America NT
             and SA, Comerica Bank, Credit Lyonnais (New York Branch),
             Cooperative Centrale Raiffersen- Boerenleenbank B.A., "Rabobank
             Nederland" (New York Branch), The Tokai Bank, Limited (New York
             Branch), Toronto Dominion (Texas), Inc. (incorporated by reference top Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q
             for the quarter ended March 31, 1999).

10(h)(xx)    Revolving Credit Facility Agreement Nineteenth Amendment dated               --
             as of March 31, 1999 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A, First Union National Bank, Fleet
             National Bank, Mellon Bank, N.A., Nations Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of America NT
             and SA, Comerica Bank, Credit Lyonnais (New York Branch),
             Cooperative Centrale Raiffersen-Boerenleenbank B.A., "Rabobank
             Nederland" (New York Branch), The Tokai Bank, Limited (New York
             Branch), Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for
             the quarter ended March 31, 1999).

10(h)(xxi)   Revolving Credit Facility Agreement Twentieth Amendment dated                --
             as of April 19, 1999 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A, First Union National Bank, Fleet
             National Bank, Mellon Bank, N.A., Nations Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of America NT
             and SA, Comerica Bank, Credit Lyonnais (New York Branch),
             Cooperative Centrale Raiffersen-Boerenleenbank B.A., "Rabobank
             Nederland" (New York Branch), The Tokai Bank, Limited (New York
             Branch), Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for
             the quarter ended March 31, 1999).

10(h)(xxii)  Revolving Credit Facility Agreement Twenty First Amendment                   --
             dated as of April 19, 1999 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A, First Union National Bank, Fleet
             National Bank, Mellon Bank, N.A., Nations Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of America
             N.A., Comerica Bank, Credit Lyonnais (New York Branch), Cooperative
             Centrale Raiffersen-Boerenleenbank B.A., "Rabobank Nederland" (New
             York Branch), The Tokai Bank, Limited (New York Branch), Toronto
             Dominion (Texas), Inc. (incorporated by reference to
             Exhibit 10(h)(xxii) to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

10(h)(xxiii) Revolving Credit Facility Agreement dated as of October 18, 1999 by          --
             and among NovaCare and certain of its subsidiaries and PNC Bank
             N.A. (incorporated by reference to Exhibit 10(a) to the Company's
             Current Report on Form 8-K dated November 2, 1999).

10 (i)       Supplemental Benefits Plan as amended to date (incorporated by               --
             reference to Exhibit 10(k) to the Company's Annual Report on Form
             10-K for the year ended June 30, 1998).

10 (j)       Subscriber Services Agreement dated as of July 1, 1999 between               --
             NovaCare, Inc. and NovaCare Employee Services, Inc. (incorporated by reference to Exhibit 10(b) to the Company's Current Report on
             Form 8-K dated November 2, 1999).

10(k)(i)     Amended and Restated Employment Agreement dated as of                        --
             September 27, 2000 between the Company and David R. Burt
             (incorporated by reference to Exhibit 10(k)(i) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended September
             30, 1991).

10(k)(ii)    Convertible Subordinated Note dated as of September 27, 2000 issued          --
             by the Company to David R. Burt (incorporated by reference to
             Exhibit 10(k)(ii) to the Company's Quarterly Report on Form 10-Q
             for the quarter ended September 30, 1991).

21           Subsidiaries of the Company (incorporated by reference to Exhibit 21         --
             to the Company's Annual Report on Form 10-K for the year ended
             June 30, 2000).

24           Power of Attorney (see "Power of Attorney" in Form 10-K).                                                --

     Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same.

     Exhibits denoted by an asterisk were filed prior to the Company's adoption of filing via EDGAR.