Form 10-Q
period 2001-09-30
NAHC INC
filed 2001-11-14
CIK 802843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

                             Yes |X|    No |_|


As of November 8, 2001, NAHC, Inc. had 63,364,280 shares of common stock, $.01 par value, outstanding.

                           NAHC, INC. AND SUBSIDIARIES

                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

PART NO.          ITEM NO.                      DESCRIPTION                                           PAGE NO.
---------        ----------                     -----------                                           --------
     I                           FINANCIAL INFORMATION

                     1           Financial Statements
                                 - Condensed Consolidated Balance Sheets as of
                                    September 30, 2001 and June 30, 2001                                  1

                                 - Condensed Consolidated Statements of Operations
                                    for the Three Months Ended September 30, 2001
                                    and 2000                                                              2

                                 - Condensed Consolidated Statements of Cash Flows
                                    for the Three Months Ended September 30, 2001
                                    and 2000                                                              3

                                 -  Notes to Condensed Consolidated Financial
                                    Statements                                                            4

                     2           Management's Discussion and Analysis of Financial Condition and
                                   Results of Operations                                                 11

                     3           Quantitative and Qualitative Disclosure About Market Risk               15

    II                           OTHER INFORMATION

                     1           Legal Proceedings                                                       16
                     2           Changes in Securities and Use of Proceeds                               18
                     3           Defaults Upon Senior Securities                                         18
                     4           Submissions of Matters to a Vote of Security Holders                    18
                     5           Other Information                                                       18
                     6           Exhibits and Reports on Form 8-K                                        18

Signatures                                                                                               19

                           NAHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2001 AND JUNE 30, 2001
                                 (In thousands)
                                   (Unaudited)
                                  (See Note 1)

                                                                  September 30,   June 30,
                                                                      2001          2001
                                                                  -------------  ---------
ASSETS
Current assets:
   Cash and cash equivalents ....................................   $   5,621    $   5,687
   Deferred income taxes ........................................         652          652
   Restricted cash ..............................................       4,691        4,670
   Other current assets .........................................       1,581        1,859
                                                                    ---------    ---------
       Total current assets .....................................      12,545       12,868
                                                                    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ........................   $   2,239    $   2,204
   Note payable .................................................          60           60
   Net liabilities remaining from discontinued operations .......       3,417        3,128
   Income taxes payable .........................................       1,956        1,952
                                                                    ---------    ---------
       Total current liabilities ................................       7,672        7,344
Deferred income taxes ...........................................         652          652
                                                                    ---------    ---------
       Total liabilities ........................................       8,324        7,996
                                                                    ---------    ---------
Commitments and contingencies
Shareholders' equity:
   Common stock, $.01 par value; authorized 200,000 shares;
     issued 68,672 shares at September 30, 2001 and June 30, 2001         687          687
   Additional paid-in capital ...................................     274,646      274,646
   Accumulated deficit ..........................................    (228,438)    (227,787)
                                                                    ---------    ---------
                                                                       46,895       47,546
   Less:Common stock in treasury (at cost), 5,308 shares at
       September 30, 2001 and June 30, 2001 .....................     (42,674)     (42,674)
                                                                    ---------    ---------
       Total shareholders' equity ...............................       4,221        4,872
                                                                    ---------    ---------
                                                                    $  12,545    $  12,868
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

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                                            For the Three Months Ended
                                                                                   September 30,
                                                                            --------------------------
                                                                               2001            2000
                                                                            -----------    -----------
Net revenues ..........................................................       $   --          $   --
Cost of services ......................................................           --              --
                                                                              --------        --------
    Gross profit ......................................................           --              --
Selling, general and administrative expenses ..........................            748           2,081
                                                                              --------        --------
    Loss from operations ..............................................           (748)         (2,081)
Investment and other income, net ......................................            268             248
Interest expense ......................................................             (2)            (54)
                                                                              --------        --------
    Loss from continuing operations ...................................           (482)         (1,887)
Gain (loss) on disposal of discontinued operations ....................           (169)          1,619
                                                                              --------        --------
    Net loss ..........................................................       $   (651)       $   (268)
                                                                              ========        ========
Loss per share from continuing operations - basic and assuming dilution       $  (0.01)       $  (0.03)
                                                                              ========        ========
Net loss per share - basic and assuming dilution ......................       $  (0.01)       $  (0.00)
                                                                              ========        ========
Weighted average number of shares outstanding- basic and assuming
    Dilution ..........................................................         63,364          63,343
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

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                                           For the Three Months Ended
                                                                                  September 30,
                                                                           --------------------------
                                                                             2001            2000
                                                                           ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ..........................................................       $   (651)       $   (268)
 Adjustments to reconcile net loss to net cash flows
    from operating activities of continuing operations:
 (Gain) loss on disposal of discontinued operations ................            169          (1,619)
 Income on restricted cash .........................................            (21)           --
 Changes in assets and liabilities, net of effects from acquisitions and dispositions:
     Other current assets ..........................................            278           1,780
     Accounts payable and accrued expenses .........................             35          (8,837)
     Income taxes payable ..........................................              4            (541)
     Escrow receivable, net ........................................           --             4,506
                                                                           --------        --------
Net cash flows used in continuing operations .......................           (186)         (4,979)
Net cash flows used in discontinued operations .....................            120         (10,263)
                                                                           --------        --------
     Net cash flows used in operating activities ...................            (66)        (15,242)
                                                                           --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Discontinued operations:
    Release of restricted cash .....................................           --            12,231
                                                                           --------        --------
    Net cash flows provided by investing activities ................           --            12,231
                                                                           --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                           --------        --------
      Net cash flows used in financing activities ..................           --              --
                                                                           --------        --------

Net decrease in cash and cash equivalents ..........................            (66)         (3,011)
Cash and cash equivalents, beginning of period .....................          5,687          10,008
                                                                           --------        --------
Cash and cash equivalents, end of period ...........................       $  5,621        $  6,997
                                                                           ========        ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           NAHC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                      (In thousands, except per share data)
                                   (Unaudited)

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

       The Company has disposed of all of its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its assets, general administrative matters and the preparation for potential liquidation or investment. Accordingly, the accompanying consolidated financial statements reflect all of the Company's results of operations and cash flows as discontinued operations, except for its remaining general and administrative activities, which are treated as continuing operations. Management believes that the information in this Form 10-Q should be read in conjunction with the information in the Company's Annual Report on Form 10-K for the year ended June 30, 2001, which is on file with the Securities and Exchange Commission.

       These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended June 30, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for such interim periods.

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

       FINANCIAL RESTRUCTURING.

       Pursuant to a Plan of Restructuring (the "Plan") adopted by the Company's stockholders at a Special Meeting of Stockholders held on September 21, 1999, as amended on September 27, 2000 and May 9, 2001, the Board of Directors has the authority to commence a liquidation of the Company if suitable reinvestment opportunities are not identified by the Company by June 30, 2002 (the "Liquidation Date"). The Plan also affords the Board the discretion to adjust the Liquidation Date to a date earlier or later than June 30, 2002, if it determines such action to be appropriate. In evaluating whether to reinvest the Company's remaining assets or to liquidate the Company, a critical factor for the Board to consider is the value of the Company's remaining assets after satisfaction of all actual and contingent liabilities. The vast majority of the Company's remaining assets from its discontinued operations consists of delinquent or disputed accounts receivable that are in litigation proceedings. The Company's remaining liabilities include, among others, contingent liabilities that have arisen
(and may arise) from pending legal actions against the Company or for which the Company is responsible. The Company is unable to determine the value of net assets, if any, that may be available for a potential reinvestment until these legal proceedings are settled or concluded. During the period prior to the Liquidation Date, the Company will continue its efforts to realize its remaining assets and to resolve its outstanding liabilities.


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

       In conjunction with the November 11, 1999 release, the Company and Chance Murphy established an escrow account in support of indemnifications made by the Company relating to potential cost report settlements with Medicare, Medicaid and other third-party payers for the Company's services provided prior to selling the business to Chance Murphy. The escrow account was funded by Chance Murphy, up to a maximum of $3,000, from cash collections of receivables due directly from these payers. Pursuant to the agreement, the funds will remain in escrow until such time that the Company and Chance Murphy determine that all indemnification obligations and any related third-party claims have been resolved. The escrow agreement expires 30 days after the end of the period of limitations for which the filed cost reports may be subject to audit. At that time, or prior to that time, at the mutual agreement of Chance Murphy and the Company, any funds in excess of outstanding claims will be released to the Company. At September 30, 2001, the Company had $1,605 in escrow, net of reserves.

       During the three months ended September 30, 2001, the Company recognized a $169 loss on disposal of discontinued operations. This loss primarily relates to an increase in estimated legal and collection expenses related to the disposal of the Company's long-term care services business.

       At September 30, 2001 the net liability from discontinued operations consists of accrued expenses to wind down the disposed operations including legal fees, litigation expense, payroll costs and other liabilities, offset by accounts and notes receivable and Medicare indemnification receivables, substantially all of which are in litigation or arbitration. It is reasonably possible that the amounts of accrued liabilities and the established reserves against these receivables may need to be adjusted based on the resolution of one or more future events for which the eventual outcome is uncertain at this time.


       Notes Receivable consists of approximately $1,065 ($4,820, net of reserves of $3,754). These notes are expected to be repaid over the next two years.

       Approximately 73% of the $1,703 of accounts receivable is due from 1 customer. The Company does not have any collateral with respect to the outstanding accounts receivable and Medicare indemnification receivables.

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

       Activity in the accrued liability for this provision consisted of the following:

                                                      For the three months
                                                      ended September 30,         For the year ended
                                                            2001                   June 30, 2001
                                                      --------------------        ------------------
            Balance, beginning of period ........            $ 220                    $  81
            Reclassification of receivable ......             --                        711
            Reversal of provision for restructure             --                       (116)
            Payments and other reductions .......              (41)                    (456)
                                                             -----                    -----
            Balance, end of period ..............            $ 179                    $ 220
                                                             =====                    =====

The balance of $179 as of September 30, 2001, primarily reflects amounts for benefits to former employees.

5.     NET (LOSS) INCOME PER SHARE

       The following table sets forth the computation and reconciliation of net loss per share-basic and assuming dilution:

                                                          For the Three Months Ended
                                                                 September 30,
                                                          --------------------------
                                                              2001            2000
                                                          ----------      ----------
Loss from continuing operations .....................       $   (482)       $ (1,887)
Gain (loss) on disposal of discontinued
   Operations .......................................           (169)          1,619

Net loss ............................................       $   (651)       $   (268)
                                                            ========        ========
Weighted average shares outstanding:
Weighted average shares outstanding - basic and
  assuming dilution .................................         63,364          63,343
                                                            ========        ========
Loss per share from continuing operations - basic and
  assuming dilution .................................       $  (0.01)       $  (0.03)

Gain (loss) per share on disposal of discontinued
  operations - basic and assuming dilution ..........          (0.00)           0.03

Net loss per share - basic and assuming dilution ....       $  (0.01)       $  (0.00)
                                                            ========        ========

       The Company did not include the common stock equivalents of a $60 convertible subordinated note because its effects are antidilutive in all periods. There were no transactions subsequent to September 30, 2001 that would have materially changed the number of shares used in computing loss from continuing operations per share - basic and assuming dilution.

6.     NOTE PAYABLE

       On September 27, 2000, the Company issued a 10% convertible subordinated note to an officer in the amount of $60. The note bears interest at a rate of 10% per annum and is payable on the earlier of demand by the officer for payment or May 1, 2006. The note is convertible into the Company's common stock and has a conversion price that ranges from $0.04 to a potential $0.0025 per share. In the event that the Company's board acts to file liquidation papers, or take other actions that would result in returning assets to the shareholders among other specified events, the note (and all accrued interest) shall be convertible into the Company's common stock at a conversion price of $0.0025 per share.

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

            On October 17, 2001, the U.S. District Court for the Eastern District of Pennsylvania dismissed the Brady case against the Company with prejudice. The plantiff has the right to appeal this decision.

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

       SIGNIFICANT POTENTIAL MALPRACTICE LIABILITY

            The Company is a defendant in many significant malpractice lawsuits. The Company purchased malpractice insurance from PHICO Insurance Company. As noted in Note 2, the Insurance Commissioner of the Commonwealth of Pennsylvania has placed PHICO into rehabilitation. If PHICO is determined to be insolvent by the insurance commissioner, PHICO will not be permitted to pay any claims. If PHICO is deemed insolvent, the Company will file for bankruptcy protection.

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

       OTHER LEGAL ACTIONS

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

8.     SUBSEQUENT EVENTS

       There have been several developments after the end of the quarter. The Company entered into a settlement agreement with a defendant in a significant collection action. This defendant is in a precarious financial condition, therefore, the Company has not adjusted its related reserves for doubtful accounts, pending further information about the financial condition of the defendant. The Company is also in the process of attempting to finalize a significant settlement with a bankrupt debtor. Any settlement of this case will have to be approved by the bankruptcy court. Also, on October 17, 2001, the federal district court for the Eastern District of Pennsylvania dismissed the Brady action against the Company and other defendants with prejudice. The plantiff has the right to appeal this decision. The Company and a co-defendant settled another action against the Company, by executing a note payable in excess of one million dollars. The co-defendant has primary responsibility for this note. Together, these settlements of cases for and against the Company after the end of the quarter could result in an increase in the liquidation proceeds, assuming no additional bankruptcy filings by debtors, of several million dollars. Significant risks remain in realization of any such increases in possible liquidation proceeds. Please refer to Risk Factors in the Company's Annual Report on Form 10-K for the year ended June 30, 2001 which is on file with the Securities and Exchange Commission, for a discussion of possible risks.

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

       NAHC is a company in transition, attempting to manage its liabilities and realize its remaining assets. Any investment in the Company should be considered extremely speculative and risky. The Company's current estimate of net proceeds available for distribution per share upon liquidation of the Company is between ($0.50) (negative 50 cents) and $0.0045. See "Liquidity and Capital Resources - Liquidation Analysis and Estimates." There is a substantial risk that the Company will be forced to seek bankruptcy law protection.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. SEPTEMBER 30, 2000

CONTINUING OPERATIONS

       The loss from continuing operations was $482 for the three months ended September 30, 2001 compared to $1,887 for the same period last year. The decrease of $1,405 is primarily due to the reduction of general operating expenses as a result of the sale of all of the Company's businesses.

       There is no provision for or benefit from income taxes for the three months ended September 30, 2001 as the Company could not utilize, for income tax purposes, the loss incurred in the period. The Company is analyzing the amount of its net operating loss carryforwards ("NOLs"). The ultimate amount of the NOLs is dependent on future actions and it is reasonably possible that the actual amount may differ from the amount noted above. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. Accordingly, the Company has provided a full valuation allowance against the entire net deferred tax asset at September 30, 2001. For the same period last year, the Company recognized no tax benefit.

DISCONTINUED OPERATIONS

       During the three months ended September 30, 2001, the Company recorded a loss on disposal of discontinued operations of $169 primarily as a result of an increase in the estimated legal and collection expenses related to the disposal of the Company's long-term care services business. During the three months ended September 30, 2000, the Company recorded a gain on disposal of discontinued operations of $1,619 primarily as a result of settlements of certain legal claims and third party cost reports liabilities.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

       At September 30, 2001, cash and cash equivalents totaled approximately $5.6 million compared to approximately $5.7 million at June 30, 2001.

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

       The range of possible outcomes is extremely wide. On the one hand, the Company may do materially worse than estimated in which case it will file for bankruptcy protection. On the other hand, the Company may do better in the lawsuits and arbitrations than estimated, in which case the cash available to the Company may be materially and substantially higher than estimated.

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

LIQUIDATION ANALYSIS AND ESTIMATES

       For purposes of determining the available assets, if any, that may be distributed to stockholders, in the event of a liquidation of the Company, management made the following estimates of the assets and liabilities of the Company, as of September 30, 2001. Stockholders should note that the current minimum estimate (i.e., the least amount available for stockholders) is a negative number - approximately negative $31.6 million or negative fifty cents (($.50)) per share. If the assumptions made by management in estimating the minimum estimated liquidation amount come true, management estimates that the Company's liabilities will exceed its assets by approximately $31.6 million, in which case there would be no assets available for distribution to stockholders. Furthermore, the current minimum estimate includes only estimates of potential settlements of the pending lawsuits against the Company, but does not include estimates of an adverse ruling or judgment against the Company in any of these lawsuits. If the Company suffers an adverse ruling or judgment in any of these cases, the Company will be forced to seek bankruptcy law protection.

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

       The estimated operating costs for the period from October 1, 2001 through June 30, 2002, the assumed liquidation date, have been based on the Company's internal estimates. It is possible that the actual liquidation date, if any, could be later if the Board of Directors, in its discretion, deems it appropriate and that the actual operating costs may differ materially from the estimates included herein.

                                                                                        ($ IN MILLIONS, EXCEPT PER
                                                                                                SHARE AMOUNTS)
                                                                                            MINIMUM        MAXIMUM
                                                                                         ------------    ------------
(i)    ESTIMATED REALIZABLE VALUES OF ASSETS OF THE COMPANY
       Cash and cash  equivalents at September 30, 2001 .............................       $    5.6      $      5.6
       Restricted cash ..............................................................            4.7             4.7
       Other current assets .........................................................            1.6             1.6
                                                                                            --------      ----------
       Total estimated assets .......................................................           11.9            11.9
                                                                                            --------      ----------
(ii)   ESTIMATED LIABILITIES OF THE COMPANY
       Accounts payable and accrued expenses ........................................           (2.3)           (2.3)
       Tax liabilities ..............................................................           (1.9)           (1.9)
       Net liabilities of discontinued operations ...................................          (34.1)           (3.4)
                                                                                            --------      ----------
       Total estimated liabilities ..................................................          (38.3)           (7.6)
                                                                                            --------      ----------
(iii)  ESTIMATED OPERATING COSTS DURING LIQUIDATION
       Investment income during liquidation .........................................         --                 0.2
       Payroll and benefits for liquidation personnel ...............................           (1.3)           (1.0)
       Legal, audit and other professional costs ....................................           (2.9)           (2.3)
       Other costs ..................................................................           (1.0)           (0.8)
                                                                                            --------      ----------
       Total estimated operating costs during liquidation ...........................           (5.2)           (3.9)
                                                                                            --------      ----------
       ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS ............       $  (31.6)     $      0.4
                                                                                            ========      ==========

       ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION PER OUTSTANDING COMMON SHARE       $  (0.50)    $   0.0045
                                                                                            ========      ==========

       The calculation for estimated net proceeds available for distribution per share includes the dilutive effect of a conversion into common stock of the note payable as described in Note 6. The following table sets forth a reconciliation of the low end of the range of the estimates set forth above under "Liquidation Analysis and Estimates" with the Company's shareholders' equity, as set forth in its unaudited Consolidated Balance Sheet as of September 30, 2001:

                                                                                        ($ IN MILLIONS)
                                                                                        ---------------
       Total shareholders' equity as of September 30, 2001 .............................   $   4.2
       Additional contingent costs .....................................................     (30.6)
       Estimated operating costs during liquidation ....................................      (5.2)
                                                                                           -------
       ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS................   $ (31.6)
                                                                                           =======


       AS SET FORTH ABOVE, THE ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION PER OUTSTANDING COMMON SHARE UPON THE LIQUIDATION OF THE COMPANY OF ($0.50) TO $0.0045 ARE

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

       Management's estimate of the Company's possible net assets, if any, available for distribution is extremely uncertain. This uncertainty, in general, is due to the fact that the Company's assets consist primarily of delinquent or disputed accounts receivable that are in litigation and the Company's liabilities consist of certain fixed liabilities and many contingent liabilities that depend upon the outcome of legal proceedings against the Company. All legal proceedings are inherently uncertain. Any investment in the Company should be considered extremely speculative and risky. In addition, generally accepted accounting principles require that any estimates recorded by the Company with respect to its assets be more conservative than the estimates of its liabilities. Prior to making any investment decision regarding the Company, stockholders and prospective stockholders are urged to read in its entirety the Company's Annual Report on Form 10-K for the year ended June 30, 2001 which is on file with the Securities and Exchange Commission, in conjunction with this Form 10-Q.

                           NAHC, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 1 -- LEGAL PROCEEDINGS

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

            On October 17, 2001, the U.S. District Court for the Eastern District of Pennsylvania dismissed the Brady case against the Company with prejudice. The plantiff has the right to appeal this decision.

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

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 -- SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


ITEM 5 -- OTHER INFORMATION

None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(A)    Reports on Form 8-K

       There were no reports on Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    NAHC, INC.
                                         -----------------------------------
                                                  (Registrant)




Date: November 14, 2001                   By /s/ DAVID R. BURT
                                             -------------------------------
                                             David R. Burt
                                             Chief Executive Officer,
                                             Principal Financial Accounting
                                             Officer and Director