Form 10-K/A
period 2001-06-30
NAHC INC
filed 2002-01-08
CIK 802843

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                         Commission file number 1-10875
                                   NAHC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                       13-3247827
(I.R.S. EMPLOYER IDENTIFICATION NO.)                   (STATE OF INCORPORATION)


       1018 WEST NINTH AVENUE
        KING OF PRUSSIA, PA                                     19406
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

         AS OF SEPTEMBER 6, 2001, 63,343,263 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES WAS APPROXIMATELY $137,373. (DETERMINATION OF STOCK OWNERSHIP BY NON-AFFILIATES WAS MADE SOLELY FOR THE PURPOSE OF RESPONDING TO THIS REQUIREMENT AND THE REGISTRANT IS NOT BOUND BY THIS DETERMINATION FOR ANY OTHER PURPOSE.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         NONE.

         This Amendment No. 1 to the Annual Report on Form 10-K of NAHC, Inc. (the "Company") amends and restates in their entirety Items 10, 11 and 12 of
Part III and Item 14 of Part IV of the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on September 28, 2001 (the "Form 10-K"). Capitalized terms used herein and not otherwise defined shall have the meaning assigned to such terms in the Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors and executive officers of NAHC are as follows:


                      NAME                                              POSITION                      AGE
          John H. Foster....................     Chairman of the Board of Directors                    59
          David R. Burt.....................     Chief Executive Officer, President, and Secretary     38
          Charles E. Finelli................     Director                                              38
          Timothy E. Foster.................     Director                                              50
          Stephen E. O'Neil.................     Director                                              68
          James T. Walmsley.................     Vice President                                        51


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

         JAMES T. WALMSLEY has been Vice President of NAHC since January 1994.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Company Common Stock and other equity securities of the Company. To the Company's knowledge, for the fiscal year ended June 30, 2001, all Section 16(a) filing requirements applicable to its executive officers, directors and holders of more than 10% of NAHC's outstanding common stock were satisfied. A Form 4 for Mr. David R. Burt was not filed on a timely basis with respect to one transaction for the fiscal year ended June 30, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

           The following table sets forth information for the fiscal years ended June 30, 2001, 2000 and 1999 concerning the compensation paid or awarded to the Chief Executive Officer and each of the other executive officers of the Company.

                           SUMMARY COMPENSATION TABLE


                                                          ANNUAL COMPENSATION
                                                                                      LONG TERM
NAME AND                                                                             COMPENSATION          ALL OTHER
PRINCIPAL POSITION                             YEAR     SALARY ($)    BONUS ($)    AWARDS OPTIONS (#)   COMPENSATION (1)
------------------                             ----     ----------    ---------    ------------------   ----------------
David R. Burt (2).........................     2001     $  250,000   $  272,403     $         --         $   119,065(a)
     Chief Executive Officer President and     2000         44,231           --
     Secretary............................

Robert E. Healy, Jr. (3)..................     2001     $   50,131   $       --     $         --         $           --
     Former Senior Vice President and          2000        371,243    1,057,500               --               1,601(b)
     Chief Financial Officer..............     1999        302,093      570,000          320,000             139,916(b)

James T. Walmsley (4).....................     2001     $  200,012   $  467,190     $         --         $           --
     Vice President.......................     2000        189,007                            --                     --
                                               1999        182,249    1,305,604               --                     --


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

(4)      James T. Walmsley became Vice President in January 1994.

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

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2001
                        AND FISCAL YEAR-END OPTION VALUES


                                                                              NUMBER OF SECURITIES                VALUE OF
                                                                                   UNDERLYING                   UNEXERCISED
                                                                                  UUNEXERCISED                  IN-THE-MONEY
                                                                                   OPTIONS AT                     OPTIONS
                                                                                JUNE 30, 2001 (#)         AT JUNE 30, 2001 ($)(1)
                              SHARES ACQUIRED             VALUE                    EXERCISABLE                  EXERCISABLE/
           NAME                UPON EXERCISE            REALIZED                  UNEXERCISABLE                UNEXERCISABLE
           ----               ---------------           --------              --------------------        -----------------------
David R. Burt                        -                      -                          -/-                           -
Robert E. Healy, Jr.                 -                      -                    175,168/132,000                     -
James T. Walmsley                    -                      -                     23,278/9,600                       -


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

         Effective January 1, 2000, we entered into an employee compensation agreement with James T. Walmsley, our Vice President, which superceded his then existing agreement. The compensation agreement terminates on December 31, 2001. The compensation agreement is designed to reward Mr. Walmsley for his efforts in the collection of monies owed to us. Under the

Agreement, Mr. Walmsley is entitled to an annual base salary of $200,000. In addition, the compensation agreement provided for advancement of severance benefits of $120,154.69 on each of January 3, 2000 and June 30, 2000. Mr. Walmsley is also entitled to (i) a retention bonus of $75,000 for each calendar quarter that he remains employed by us and (ii) collection bonus awards based on a percentage of certain payments received in excess of the receivables recorded on our balance sheet.

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


                                                  AMOUNT AND NATURE OF       PERCENTAGE OF
NAME OF BENEFICIAL OWNER (a)                      BENEFICIAL OWNERSHIP    OUTSTANDING SHARES
----------------------------                      --------------------    ------------------
LDN Stuyvie Partnership........................   11,046,955       (b)           17.4%
John H. Foster.................................    4,141,214       (c)            6.5%
David R. Burt..................................    1,612,500       (d)            2.5%
Timothy E. Foster..............................      980,001       (e)            1.5%
Stephen E. O'Neil..............................       59,100       (f)              *
Charles E. Finelli.............................           --                       --
James T. Walmsley..............................       26,028       (g)              *
Directors and Officers as a group (6 persons)..    6,818,843       (h)            9.9%


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

(d) Consists entirely of shares issuable upon conversion of a $60,000 convertible note and interest accrued through June 30, 2001 thereon held by Mr. Burt, at the conversion price of $.04 per share. The conversion price fluctuates depending on certain factors.

(e) Consists of 980,001 shares of the Company's Common Stock presently issuable upon the exercise of options.

(f) Includes 59,000 shares of the Company's Common Stock presently issuable upon the exercise of options.

(g) Consists of 2,750 shares held directly and 23,278 shares of common stock presently issuable upon the exercise of options.

(h) Includes 4,314,780 shares of the Company's Common Stock issuable upon exercise or conversion of options or convertible securities exercisable or convertible within 60 days after September 30, 2001.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a) The following documents are filed as part of this report:


                                                                                                                  PAGE
                                                                                                                 NUMBER
                 (1) FINANCIAL STATEMENTS:
                     Consolidated Balance Sheets at June 30, 2001 and 2000................................
                     Consolidated Statements of Operations for each of the three years in the period ended June 30, 2001, 2000 and 1999...............................................
                     Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended June 30, 2001, 2000 and 1999...........................
                     Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2001, 2000 and 1999...............................................
                     Notes to Consolidated Financial Statements...........................................
                     Report of Independent Accountants....................................................

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

Dated:   January 8, 2002

                                              NAHC, INC.

                                              By: /s/ DAVID R. BURT
                                                  ----------------------------
                                                  David R. Burt
                                                  Chief Executive Officer,
                                                  President and Secretary

                                   SCHEDULE II

                                   NAHC, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                                 (IN THOUSANDS)


                                                        BALANCE AT     CHARGED TO                              BALANCE
                                                        BEGINNING      COSTS AND                               AT END
DESCRIPTION                                             OF PERIOD      EXPENSES       OTHER    DEDUCTIONS      OF PERIOD
-----------                                             ----------     ----------   ---------  ----------     -----------
Year ended June 30, 2001:
Allowance for uncollectible accounts.................   $ 36,633                    (2,626)(3)  (8,242)(2)    $   25,765

Year ended June 30, 2000:
Allowance for uncollectible accounts.................   $  7,124         24,727       8,408(1)  (3,626)(2)    $   36,633

Year ended June 30, 1999:
Allowance for uncollectible accounts.................   $    639          6,485         ---         ---       $    7,124


(1) Primarily allowances for doubtful accounts related to receivables, which reverted back to the Company.
(2)      Primarily write-offs.
(3)      Primarily related to changes in reserve estimates for receivables.

                                  EXHIBIT INDEX


Exhibit
No.
2 (a)(i)     Stock Purchase Agreement dated as of April 2, 1999 by and among                                          --
             NovaCare, Inc., NC Resources, Inc., Hanger Orthopedic Group, Inc.
             and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(a)
             to the Company's Current Report on Form 8-K dated July 1, 1999).

2(a)(ii)     Amendment No. 1 to Stock Purchase Agreement made as of May 19,                                           --
             1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger
             Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to the Exhibit 2 (b) to the Company's Current Report on
             Form 8-K dated July 1, 1999).

2(a)(iii)    Amendment No. 2 to Stock Purchase Agreement made as of June                                              --
             30, 1999 by and among NovaCare, Inc., NC Resources, Inc., Hanger
             Orthopedic Group, Inc. and HPO Acquisition Corp. (incorporated by reference to Exhibit 2(c) to the Company's Current Report on Form
             8-K dated July 1, 1999).

2 (b)        (i) Stock Purchase Agreement dated as of June 1, 1999 by and among                                       --
             NovaCare, Inc., NC Resources, Inc. and Chance Murphy, Inc.
             (incorporated by reference to Exhibit 2(a) to the Company's Current
             Report on Form 8-K dated June 1, 1999).

             (ii) Amendment No. 1 to Stock Purchase Agreement made as of June 1,                                      --
             1999 by and among NovaCare, Inc., NC Resources, Inc. and Chance
             Murphy, Inc. (incorporated by reference to Exhibit 2(b) to the
             Company's Current Report on Form 8-K dated June 1, 1999).

2 (c)         Stockholder Agreement dated as of September 8, 1999 among Plato Holdings, Inc.,                         --
              New Plato Acquisition, Inc., NC Resources, Inc. and NovaCare, Inc. (incorporated by reference to Exhibit 2((a) to the Company's Current Report on Form 8-K dated
              October 14, 1999).

2 (d)(i)      Stock Purchase Agreement dated as of October 1, 1999 by and among NovaCare, Inc.                        --
              NC Resources, Inc. and Select Medical Corporation (incorporated by reference to
              Exhibit 2(b) to the Company's Current Report on Form 8-K dated October 14, 1999).

2 (d)(ii)       First Amendment dated November 19, 1999 to the Stock Purchase Agreement                               --
              dated October 1, 1999 among NovaCare, Inc., NC Resources, Inc. and Select
              Medical Corporation (incorporated by reference to Exhibit 2(b) to the Company's
              Current Report on Form 8-K dated December 6, 1999).

2 (d)(iii)    Opinion of Warburg Dillon Read LLC dated as of October 1, 1999                                          --
              (incorporated by reference to Exhibit 99(a) to the Company's Current
              Report on Form 8-K dated October 14, 1999).

3 (a)(i)*    Certificate of Incorporation of the Company, as amended                                                  --
             (incorporated by reference to Exhibit 3(a) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended March 31, 1992).



NovaCare, Inc.
Employee's Compensation Agreement
Prudent Buyer and Medicare Receivables Collection

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




NovaCare, Inc.
Employee's Compensation Agreement
Prudent Buyer and Medicare Receivables Collection

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




NovaCare, Inc.
Employee's Compensation Agreement
Prudent Buyer and Medicare Receivables Collection

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




NovaCare, Inc.
Employee's Compensation Agreement
Prudent Buyer and Medicare Receivables Collection

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




NovaCare, Inc.
Employee's Compensation Agreement
Prudent Buyer and Medicare Receivables Collection

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




NovaCare, Inc.
Employee's Compensation Agreement
Prudent Buyer and Medicare Receivables Collection

10(h)(xx)    Revolving Credit Facility Agreement Nineteenth Amendment dated                                           --
             as of March 31, 1999 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A, First Union National Bank, Fleet
             National Bank, Mellon Bank, N.A., Nations Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of America NT
             and SA, Comerica Bank, Credit Lyonnais (New York Branch),
             Cooperative Centrale Raiffersen-Boerenleenbank B.A., "Rabobank
             Nederland" (New York Branch), The Tokai Bank, Limited (New York
             Branch), Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for
             the quarter ended March 31, 1999).

10(h)(xxi)   Revolving Credit Facility Agreement Twentieth Amendment dated                                            --
             as of April 19, 1999 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A, First Union National Bank, Fleet
             National Bank, Mellon Bank, N.A., Nations Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of America NT
             and SA, Comerica Bank, Credit Lyonnais (New York Branch),
             Cooperative Centrale Raiffersen-Boerenleenbank B.A., "Rabobank
             Nederland" (New York Branch), The Tokai Bank, Limited (New York
             Branch), Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for
             the quarter ended March 31, 1999).

10(h)(xxii)  Revolving Credit Facility Agreement Twenty First Amendment                                               --
             dated as of April 19, 1999 by and among NovaCare and certain of its subsidiaries and PNC Bank N.A, First Union National Bank, Fleet
             National Bank, Mellon Bank, N.A., Nations Bank, N.A., The Bank of
             New York, SunTrust Bank (Central Florida) N.A., Bank One (Kentucky)
             N.A., The Fuji Bank, Limited (New York Branch), Crestar Bank, Bank
             of Tokyo-Mitsubishi Trust Company, AmSouth Bank, Bank of America
             N.A., Comerica Bank, Credit Lyonnais (New York Branch), Cooperative
             Centrale Raiffersen-Boerenleenbank B.A., "Rabobank Nederland" (New
             York Branch), The Tokai Bank, Limited (New York Branch), Toronto
             Dominion (Texas), Inc. (incorporated by reference to Exhibit 10(h)(xxii)
             to the Company's Annual Report on Form 10-K for the year ended
             June 30, 1999).

10(h)(xxiii) Revolving Credit Facility Agreement dated as of October 18, 1999 by and                                  --
             among NovaCare and certain of its subsidiaries and PNC Bank N.A.  (incorporated by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K
             dated November 2, 1999).




NovaCare, Inc.
Employee's Compensation Agreement
Prudent Buyer and Medicare Receivables Collection

10 (i)       Supplemental Benefits Plan as amended to date (incorporated by                                           --
             reference to Exhibit 10(k) to the Company's Annual Report on Form
             10-K for the year ended June 30, 1998).

10 (j)       Subscriber Services Agreement dated as of July 1, 1999 between                                          --
             NovaCare, Inc. and NovaCare Employee Services, Inc. (incorporated by reference to Exhibit 10(b) to the Company's Current Report on Form 8-K
             dated November 2, 1999).

10(k)(i)     Amended and Restated Employment Agreement dated as of September 27, 2000                                 --
             between the Company and David R. Burt (incorporated by reference to Exhibit 10(k)(i)
             to the Company's Quarterly Report on Form 10-Q for the quarter ended September
             30, 1991).

10(k)(ii)    Convertible Subordinated Note dated as of September 27, 2000 issued by the                               --
             Company to David R. Burt (incorporated by reference to Exhibit 10(k)(ii)
             to the Company's Quarterly Report on Form 10-Q for the quarter ended September
             30, 2000).

21           Subsidiaries of the Company (previously filed).                                                          --

24           Power of Attorney (see "Power of Attorney" in Form 10-K).                                                --


         Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same.

         Exhibits denoted by an asterisk (*) were filed prior to the Company's adoption of filing via EDGAR.