Form 10-Q
period 2001-12-31
NAHC INC
filed 2002-01-29
CIK 802843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


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

                            Yes  /X/      No
                                ------       -------


As of January 9, 2002, NAHC, Inc. had 63,364,280 shares of common stock, $.01 par value, outstanding.

                           NAHC, INC. AND SUBSIDIARIES

                   FORM 10-Q - QUARTER ENDED DECEMBER 31, 2001


                                      INDEX




PART NO.          ITEM NO.                      DESCRIPTION                                   PAGE NO.
---------        ----------                     -----------                                   --------

     I                           FINANCIAL INFORMATION

                     1           Financial Statements
                                 - Condensed Consolidated Balance Sheets as of
                                   December 31, 2001 and June 30, 2001                              1

                                 - Condensed Consolidated Statements of Operations
                                   for the Three Months Ended December 31, 2001
                                   and 2000                                                         2

                                 - Condensed Consolidated Statements of Operations
                                   for the Six Months Ended December 31, 2001 and
                                   2000                                                             3

                                 - Condensed Consolidated Statements of Cash Flows
                                   for the Six Months Ended December 31, 2001 and
                                   2000                                                             4

                                 - Notes to Condensed Consolidated Financial
                                   Statements                                                       5

                    2             Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations                              13

                    3             Quantitative and Qualitative Disclosure About Market Risk        18

    II                            OTHER INFORMATION

                    1             Legal Proceedings                                                19
                    2             Changes in Securities and Use of Proceeds                        21
                    3             Defaults Upon Senior Securities                                  21
                    4             Submissions of Matters to a Vote of Security Holders             21
                    5             Other Information                                                21
                    6           Exhibits and Reports on Form 8-K                                   21

Signatures                                                                                         22


                           NAHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2001 AND JUNE 30, 2001
                                 (In thousands)
                                   (Unaudited)
                                  (See Note 1)




                                                                      December 31,    June 30,
                                                                         2001           2001
                                                                    --------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents ...................................     $   4,483      $   5,687
   Deferred income taxes .......................................           652            652
   Restricted cash .............................................         5,084          4,670
   Other current assets ........................................         2,046          1,859
                                                                     ---------      ---------
       Total current assets ....................................        12,265         12,868
                                                                     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses .......................     $     704      $     557
   Notes payable ...............................................           436             60
   Net liabilities remaining from discontinued operations ......         3,037          4,775
   Income taxes payable ........................................         1,974          1,952
                                                                     ---------      ---------
       Total current liabilities ...............................         6,151          7,344
Deferred income taxes ..........................................           652            652
                                                                     ---------      ---------
       Total liabilities .......................................         6,803          7,996
                                                                     ---------      ---------
Commitments and contingencies
Shareholders' equity:
   Common stock, $.01 par value; authorized 200,000 shares;
     issued 68,672 shares at December 31, 2001 and June 30, 2001           687            687
   Additional paid-in capital ..................................       274,646        274,646
   Accumulated deficit .........................................      (227,197)      (227,787)
                                                                     ---------      ---------
                                                                        48,136         47,546
   Less: Common stock in treasury (at cost), 5,308 shares at
       December 31, 2001 and June 30, 2001 .....................       (42,674)       (42,674)
                                                                     ---------      ---------
       Total shareholders' equity ..............................         5,462          4,872
                                                                     ---------      ---------
                                                                     $  12,265      $  12,868
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

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)



                                                                         For the Three Months Ended
                                                                                 December 31,
                                                                       -------------------------------
                                                                            2001              2000
                                                                       ----------------   ------------
Net revenues ..........................................................     $   --        $   --
Cost of services ......................................................         --            --
                                                                            --------      --------
    Gross profit ......................................................         --            --
Selling, general and administrative expenses ..........................        1,369         1,258
                                                                            --------      --------
    Loss from operations ..............................................       (1,369)       (1,258)
Investment and other income, net ......................................          212           226
Interest expense ......................................................           (1)          (23)
                                                                            --------      --------
    Loss from continuing operations ...................................       (1,158)       (1,055)
Gain on disposal of discontinued operations ...........................        2,400           526
                                                                            --------      --------
    Net income (loss) .................................................     $  1,242      $   (529)
                                                                            ========      ========
Loss per share from continuing operations - basic and assuming dilution     $  (0.02)     $  (0.02)
                                                                            ========      ========
Net income (loss) per share - basic ...................................     $   0.02      $  (0.01)
                                                                            ========      ========
Net income (loss) per share - assuming dilution .......................     $   0.02      $  (0.01)
                                                                            ========      ========
Weighted average number of shares outstanding - basic .................       63,364        63,364
                                                                            ========      ========
Weighted average number of shares outstanding - assuming dilution .....       65,052        63,364
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

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (Unaudited)
                                  (See Note 1)




                                                                          For the Six Months Ended
                                                                                December 31,
                                                                          ------------------------
                                                                              2001          2000
                                                                          -----------    ----------
Net revenues ..........................................................     $   --        $   --
Cost of services ......................................................         --            --
                                                                            --------      --------
    Gross profit ......................................................         --            --
Selling, general and administrative expenses ..........................        2,118         3,339
                                                                            --------      --------
    Loss from operations ..............................................       (2,118)       (3,339)
Investment and other income, net ......................................          480           474
Interest expense ......................................................           (3)          (77)
                                                                            --------      --------
    Loss from continuing operations ...................................       (1,641)       (2,942)
Gain on disposal of discontinued operations, net of tax ...............        2,231         2,145
                                                                            --------      --------
    Net income (loss) .................................................     $    590      $   (797)
                                                                            ========      ========
Loss per share from continuing operations - basic and assuming dilution     $  (0.03)     $  (0.05)
                                                                            ========      ========
Net income (loss) per share - basic ...................................     $   0.01      $  (0.01)
Net income (loss) per share - assuming dilution .......................     $   0.01      $  (0.01)
                                                                            ========      ========
Weighted average number of shares outstanding - basic .................       63,364        63,364
                                                                            ========      ========
Weighted average number of shares outstanding - assuming dilution             65,052        63,364
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

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)





                                                                                  For the Six Months Ended
                                                                                        December 31,
                                                                                 ---------------------------
                                                                                    2001            2000
                                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss ) ........................................................     $    590        $ (797)
 Adjustments to reconcile net income (loss) to net cash flows from operating activities of continuing operations:
 Gain on disposal of discontinued operations ...............................       (2,231)       (2,145)
 Income on restricted cash .................................................          (38)         --
 Changes in assets and liabilities, net of effects from acquisitions and dispositions:
     Other current assets ..................................................         (187)        1,765
     Accounts payable and accrued expenses .................................          147        (9,775)
     Income taxes payable ..................................................           22          (683)
     Escrow receivable, net ................................................         --           4,506
                                                                                 --------      --------
Net cash flows used in continuing operations ...............................       (1,697)       (7,129)
Net cash flows provided by (used in) discontinued operations ...............          493       (10,936)
                                                                                 --------      --------
     Net cash flows used in operating activities ...........................       (1,204)      (18,065)
                                                                                 --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Discontinued operations:
    Release of restricted cash .............................................         --          12,390
    Deposits of restricted cash ............................................         (376)         --
                                                                                 --------      --------
           Net cash flows (used in) provided by investing activities .......         (376)       12,390
                                                                                 --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Discontinued operations:
       Proceeds from letter of credit borrowings ...........................          376
                                                                                 --------      --------
         Net cash flows provided by financing activities ...................          376          --
                                                                                 --------      --------
Net decrease in cash and cash equivalents ..................................       (1,204)       (5,675)
Cash and cash equivalents, beginning of period .............................        5,687        10,008
                                                                                 --------      --------
Cash and cash equivalents, end of period ...................................     $  4,483      $  4,333
                                                                                 ========      ========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           NAHC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                      (In thousands, except per share data)
                                   (Unaudited)

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

       The Company has disposed of all of its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its assets, general administrative matters and the preparation for potential liquidation or acquisition of a business. Accordingly, the accompanying consolidated financial statements reflect all of the Company's results of operations and cash flows as discontinued operations, except for its remaining general and administrative activities, which are treated as continuing operations. Management believes that the information in this Form 10-Q should be read in conjunction with the information in the Company's Annual Report on Form 10-K for the year ended June 30, 2001, which is on file with the Securities and Exchange Commission ("SEC") and its other SEC filings.

       These statements have been prepared in accordance with the rules and regulations of the SEC and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended June 30, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for such interim periods.

2. RISKS AND UNCERTAINTIES AFFECTING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

       The Company has disposed of all its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its assets, general administrative matters and the preparation for potential liquidation or acquisition of a business. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The environment confronting the Company raises very substantial doubt about the Company's ability to continue as a going concern. The principal conditions giving rise to that uncertainty include the following:

      FINANCIAL RESTRUCTURING.

       Pursuant to a Plan of Restructuring (the "Plan") adopted by the Company's stockholders at a Special Meeting of Stockholders held on September 21, 1999, as amended on September 27, 2000, May 9, 2001 and January 14, 2002, the Board of Directors has the authority to commence a liquidation of the Company if suitable acquisition opportunities are not identified by the Company by December 31, 2002 (the "Liquidation Date"). The Plan also affords the Board the discretion to adjust the Liquidation Date to a date earlier or later than December 31, 2002, if it determines such action to be appropriate. In evaluating whether to reinvest the Company's remaining assets or to liquidate the Company, a critical factor for the Board to consider is the value of the Company's remaining assets after satisfaction of all actual and contingent liabilities. The vast majority of the Company's remaining assets from its discontinued operations consists of delinquent or disputed accounts receivable that are in litigation proceedings. The Company's remaining liabilities include, among others, contingent liabilities that have arisen (and may arise) from pending legal actions against the Company or for which the Company may be responsible. The Company is unable to determine the value of net assets, if any, that may be available for a potential acquisition until these legal proceedings are settled or concluded. During the period prior to the Liquidation Date, the Company will continue its efforts to realize its remaining assets and to resolve its outstanding liabilities.

       There are a number of significant risks associated with the Company's implementation of the Plan. Because of the factors cited above, the Company's estimate of possible net assets available for distribution or acquisition of a business is extremely uncertain. Furthermore, due to the uncertainty of the amount and timing with regard to cash flows, there can be no assurance that the Company will have sufficient cash flow to satisfy obligations when they become due. Under those circumstances, the Company may seek short-term financing, attempt to negotiate lower settlement amounts with regard to its obligations or seek protection under the bankruptcy laws. Furthermore, even if the Company has sufficient net assets to pursue a business acquisition or combination in accordance with the Plan, there can be no assurance that the Company will be able to identify an opportunity on commercially acceptable terms or that the Company could successfully operate any business that may ultimately be acquired.

       THE AMOUNT OF NET ASSETS, IF ANY, AVAILABLE FOR ACQUISITIONS OR DISTRIBUTION IN LIQUIDATION IS EXTREMELY UNCERTAIN.

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

       As discussed in Note 8, the Company is party to a number of claims, suits and complaints which have arisen in the ordinary course of business and in the course of selling its operating businesses. Furthermore, the Company is a defendant in multiple litigation matters. The outcome of these matters is not possible to predict. If the Company suffers an adverse ruling or judgment which it is required to pay in any of these cases, the Company will likely be forced to seek bankruptcy law protection.

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

       EXTENSION OF LIQUIDATION DATE MAY INCREASE EXPENSES AND FURTHER REDUCE LIQUIDATION VALUE.

       The Plan of Restructuring approved by the Company's stockholders gave the Board of Directors discretion to extend the Company's search for possible acquisition candidates or other, and thus delay the Liquidation Date from December 31, 2000. The Board has chosen to exercise this discretion, and it is now expected that the Company's liquidation will not occur until approximately December 2002.

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

       THE COMPANY MAY NOT EVER BE PROFITABLE.

       The Company incurred substantial net losses in each of the previous three fiscal years. In addition, the Company currently has no operations and thus there can be no assurance that it will ever be profitable. The Company's ability to become profitable depends on (1) there being sufficient net assets to invest and (2) management's ability to find a suitable business opportunity in which to invest. There can be no assurance that there will be any, or sufficient, assets to use in an acquisition or that management will identify such an acquisition opportunity, or if identified, that the Company will be able to reach an agreement and complete such an acquisition. Furthermore, there can be no assurance that any acquisition made by the Company will be profitable.

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

       In conjunction with the November 11, 1999 release, the Company and Chance Murphy established an escrow account in support of indemnifications made by the Company relating to potential cost report settlements with Medicare, Medicaid and other third-party payers for the Company's services provided prior to selling the business to Chance Murphy. The escrow account was funded by Chance Murphy, up to a maximum of $3,000, from cash collections of receivables due directly from these payers. Pursuant to the agreement, the funds will remain in escrow until such time that the Company and Chance Murphy determine that all indemnification obligations and any related third-party claims have been resolved. The escrow agreement expires 30 days after the end of the period of limitations for which the filed cost reports may be subject to audit. At that time, or prior to that time, at the mutual agreement of Chance Murphy and the Company, any funds in excess of outstanding claims will be released to the Company. At December 31, 2001, the Company had $1,011 in escrow, net of reserves.

       During the three months ended December 31, 2001, the Company recognized a $2,400 gain on disposal of discontinued operations. This gain primarily relates to the realization of certain receivables in excess of book value and the release of reserves no longer necessary as a result of the settlement of various lawsuits including the HealthSouth lawsuit (See Note
8) in December 2001 offset by increases in estimated legal and collection expenses related to the disposal of the Company's long-term care services business. Also, during the three months ended December 31, 2001, the Company established a reserve related to money received during that period in a settlement of a disputed receivable. The reserve has been established because the Company believes there is a substantial risk of bankruptcy of the other party and that its payment may be challenged as a preference payment by the bankruptcy court . If the other party does not file for bankruptcy within the 90 day preference period, the liquidation estimates will be materially impacted favorably. We expect this uncertainty to be resolved in the third quarter.

       At December 31, 2001 the net liability from discontinued operations consists of accrued expenses to wind down the disposed operations including legal fees, litigation expense, payroll costs and other liabilities, offset by notes receivable and Medicare indemnification receivables, substantially all of which are in litigation or arbitration. It is reasonably possible that the amounts of accrued liabilities and the established reserves against these receivables may need to be adjusted based on the resolution of one or more future events for which the eventual outcome is uncertain at this time.

       Included in the net liabilities of discontinued operations are notes receivable of approximately $359 ($4,113, net of reserves of $3,754). These notes are expected to be repaid over the next two years.

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
                                                         =======

       In the first quarter of fiscal 2000, the Company reversed $1,987 of this provision based on the current costs expected to complete this program. The reversal is the net amount of additional severance and related costs of $2,400 and reduction of lease and technology agreement mitigation of $4,387. In fiscal 2001, the Company reversed $116 of this provision to reduce the amount of estimated costs expected to complete the restructuring. For the six months ending December 31, 2001, the company reversed $98 of this provision to reduce the amount of estimated costs expected to complete the restructuring.

       Activity in the accrued liability for this provision consisted of the following:



                                                     For the six months
                                                     ended December 31,       For the year ended
                                                            2001                 June 30, 2001
                                                     ------------------       ------------------
           Balance, beginning of period ........        $     220                   $     81
           Reclassification of receivable ......               --                        711
           Reversal of provision for restructure              (98)                      (116)
           Payments and other reductions .......               (6)                      (456)
                                                        ---------                   --------
           Balance, end of period ..............        $     116                   $    220
                                                        =========                   ========


The balance of $116 as of December 31, 2001, primarily reflects amounts for benefits to former employees.

5.     NET INCOME (LOSS) PER SHARE

       The following table sets forth the computation and reconciliation of net loss per share-basic and assuming dilution:



                                                         FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS
                                                                 DECEMBER 31,              ENDED DECEMBER 31,
                                                        ---------------------------      -----------------------
                                                            2001            2000            2001          2000
                                                        -----------     -----------      ----------    ---------
Loss from continuing operations ...................     $   (1,158)     $   (1,055)     $ (1,641)     $   (2,942)



Gain on disposal of discontinued operations .......          2,400           526           2,231           2,145
                                                        ----------      ----------      --------      ----------


Net income (loss) .................................     $    1,242      $   (529)       $   590       $     (797)
                                                        ==========      ==========      ========      ==========

Weighted average shares outstanding:
  Weighted average shares outstanding - basic .....         63,364          63,364        63,364          63,364
                                                        ----------      ----------      --------      ----------

    assuming dilution .............................         65,052          63,364        65,052          63,364
                                                        ----------      ----------      --------      ----------

  Loss per share from continuing operations -
    basic and assuming dilution....................    $     (0.02)     $    (0.02)     $  (0.03)     $    (0.05)

  Gain per share on disposal of discontinued
    operations - basic ............................           0.04            0.01          0.04            0.03
    assuming dilution .............................           0.04            0.01          0.03            0.03

  Net income (loss) per share - basic .............           0.02           (0.01)         0.01           (0.01)
    assuming dilution .............................           0.02           (0.01)         0.01           (0.01)


       For the three and six month periods ended December 31, 2001, the potential conversion of 1,688 shares of common stock of a convertible subordinated note (see Note 6) were included in the dilution calculation in the weighted average shares outstanding. Options to purchase 3,909 shares of common stock were not included in the computation of diluted weighted shares outstanding since their inclusion would be anti-dilutive.

       During the three and six month periods ended December 31, 2000, options to purchase 3,909 shares of common stock and the potential shares of the convertible subordinated note of 1,688 were not included in the computation of diluted weighted average shares outstanding since their inclusion would be anti-dilutive.

       There were no transactions subsequent to December 31, 2001 that would have materially changed the number of shares used in computing loss from continuing operations per share - basic and assuming dilution.

6.     NOTES PAYABLE

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

       On December 28, 2001, one of the Company's workers compensation insurance carriers made a withdrawal in the amount of $376 on a letter of credit that the Company had established with PNC Bank. Such amount has been recorded on the Company's balance sheet as restricted cash and as a current liability under notes payable on the Company's balance sheet as of December 31, 2001. On January 3, 2002, the Company paid PNC bank the balance owed in full of $376. The letter of credit expired on January 1, 2002.

7.     INCOME TAXES

       The Company's net income for the three and six month periods ended December 31, 2001 of $980 and $328, respectively will be offset by the Company's net operating loss carryforwards ("NOL's"). The Company, therefore has not recorded a provision for income taxes for the three or six month periods ended December 31, 2001. The Company has Federal net operating loss carryforwards of approximately $190,000 and a capital loss carryforward of approximately $30,000. If the company experiences a change of ownership within the meaning of Section 382 of the Internal Revenue Code, the Company will not be able to realize the benefit of its net operating loss, capital loss and tax credit carryforwards. The ultimate amounts and future realization of the NOLs is dependent on future actions and it is reasonably possible that the actual amounts may differ from the amount noted above. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. Accordingly, the Company has provided a full valuation allowance against the entire net deferred tax asset at December 31, 2001. For the same period last year, the Company recognized no tax benefit.

8.     COMMITMENTS AND CONTINGENCIES

       The Company is subject to legal proceedings and claims, which have arisen in the course of its business. Also, in conjunction with the sales of its businesses, the Company has indemnified the purchasers for certain obligations. Described below are certain claims, suits or complaints, which in the opinion of management would have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

            PIACENTILE V. NAHC, INC., The Company was recently served with another qui tam suit. The relator/plaintiffs in this suit allege violations of the federal False Claims Act by the Company. The complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5 to $10 for each violation, plus attorneys' fees, experts' fees and costs of the suit. The Company has completed its initial review of this case (including appropriate accruals for handling this matter).

            BRADY V. NAHC, INC., ET AL., in the United States District Court for the Eastern District of Pennsylvania. This is a purported class action case filed on behalf of all persons who purchased the common stock of NAHC during the period between April 5, 1999 through and including November 22, 1999. Five similar actions have been filed in the Eastern District of Pennsylvania, including one that alleges a class period from May 20, 1998 through November 22, 1999. They have been consolidated into a single action. PricewaterhouseCoopers LLP is named as a defendant in the case.

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

       The Company has notified its insurance carriers of this action. In the event that the plaintiff obtains an adverse judgment which the Company is required to pay, there will be no assets for the acquisition of a business or liquidation and the Company will file for bankruptcy law protection.

       On October 17, 2001, the U.S. District Court for the Eastern District of Pennsylvania dismissed the Brady case against the Company with prejudice. The plaintiff has filed a notice of appeal of this decision.

       HEALTHSOUTH CORPORATION V. NOVACARE, INC. AND NC RESOURCES, INC., Montgomery County Court of Common Pleas, No. 99-17155 (filed September 28,
1999). The complaint in this action alleges that, pursuant to a February 3, 1995 stock purchase agreement involving the sale of the Company's medical rehabilitation hospital subsidiary Rehab Systems Company ("RSC") to Healthsouth Corporation ("Healthsouth"), the Company agreed to reimburse Healthsouth for any payments that Healthsouth was obligated to pay Medicare, Medicaid or other cost-based reimbursement systems as a result of RSC's indebtedness to such payors. The Healthsouth litigation settled prior to the end of the quarter.

       UNITED STATES OF AMERICA, EX REL., SAUL EPSTEIN V. NOVACARE, INC., ET AL., Civil Action No. 98-CV-4185. This QUI TAM action was filed on or about August 10, 1998 by Saul R. Epstein on behalf of the United States government, in camera and under seal in the United States District Court for the Eastern District of Pennsylvania, asserting claims against the Company for violations of the False Claims Act. On October 12, 1999, the United States Attorney for the Eastern District of Pennsylvania elected not to intervene in the matter and not to prosecute the complaint on behalf of the United States. On October 21, 1999 the complaint was unsealed. On November 26, 1999 an amended complaint was filed and subsequently served on the Company. The amended complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5 to $10 for each violation, plus attorneys' fees, experts' fees and costs of the suit. Pursuant to the purchase and sale agreement for the sale of the Company's PROH division to Select, the Company has, in certain circumstances, indemnified Select and the PROH subsidiaries acquired by Select for damages relating to those entities arising from this action relating to conduct prior to the sale to Select. This action has been re-sealed in the district court. An order relating to this case has been filed in the district court and remains under seal. In the opinion of management, the ultimate resolution will not differ materially from amounts reflected in the financial statements.

       SABOLICH, INC., SABOLICH PROSTHETICS CENTER OF WICHITA, INC., SABOLICH TRI-STATE PROSTHETICS, INC., SABOLICH OF FLORIDA, INC. AND JOHN A. SABOLICH V. NOVACARE, INC. AND NOVACARE ORTHOTICS AND PROSTHETICS EAST, INC. This action was filed on May 18, 1999 in the United States District Court for the Western District of Oklahoma, Case No. CIV-99-670-T. The complaint alleges that the defendants breached a 1994 Agreement of Purchase and Sale involving the acquisition of the plaintiffs' orthotics and prosthetics business. Plaintiffs allege that the defendants breached the agreement by failing to pay certain sums allegedly due them under the agreement. Plaintiffs also allege that defendants tortiously breached an alleged implied covenant of good faith and fair dealing in the agreement. Plaintiffs have claimed $5,000 of compensatory damages and $5,000 for punitive damages. As part of the Company's Stock Purchase Agreement, dated as of April 2, 1999 and amended May 19, 1999 and June 30, 1999, with Hanger Orthopedic Group, Inc. ("Hanger") for the sale of the Company's orthotics and prosthetics business, the Company and Hanger agreed that each entity would be responsible for 50% of any damages arising from this action, including all costs and expenses associated with the matter. This matter currently is in discovery. In the event that the plaintiff obtains an adverse judgment, there may be no assets for the acquisition of a business or liquidation and the Company may file for bankruptcy law protection.

SIGNIFICANT POTENTIAL MALPRACTICE LIABILITY

       The Company is a defendant in many significant malpractice lawsuits. The Company purchased malpractice insurance from PHICO Insurance Company. As noted in Note 2, the Insurance Commissioner of the Commonwealth of Pennsylvania has placed PHICO into rehabilitation. If PHICO is determined to be insolvent by the insurance commissioner, PHICO will not be permitted to pay any claims. If PHICO is deemed insolvent, the Company will likely file for bankruptcy protection.

       Several of the malpractice lawsuits against the Company may be individually material to the Company. Among these are several wrongful death cases. In two of the malpractice cases, the Company has been notified that it will be added as a defendant but it has not yet been served. In other malpractice cases, the Company has not been named as a defendant but has been notified that indemnification will be sought from the Company by named defendants. If an adverse judgment is entered against the Company in any one of the malpractice cases, the Company will likely be forced to file for bankruptcy protection - even if PHICO is still solvent.

OTHER LEGAL ACTIONS

       The Company is a defendant in a number of other legal actions seeking monetary damages, which singularly and in the aggregate may have a material adverse effect on the Company's business, financial condition, results of operations and liquidity if such actions are adversely concluded. Also, in connection with many of the collection actions brought by the Company against third parties to collect outstanding accounts receivable, counterclaims have been made against the Company, which in many cases, exceed the amount sought by the Company in the underlying actions. In addition, the Insurance Commissioner of the Commonwealth of Pennsylvania has filed a Petition for Rehabilitation against the Company's professional liability insurance carrier in order to determine if the insurance carrier is solvent. If the insurance carrier is determined to be insolvent, it will not be able to pay any of the claims against its policyholders, including those against the Company.

       In the event that any of the material actions are concluded in a manner that is adverse to the Company, in which the Company is required to pay damages, there will be no assets for the acquisition of a business or liquidation and the Company would likely file for bankruptcy law protection.

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

       NAHC is a company in transition, attempting to manage its liabilities and realize its remaining assets. Any investment in the Company should be considered extremely speculative and risky. The Company's current estimate of net proceeds available for distribution per share upon liquidation of the Company is between ($0.45) (negative 45 cents) and $0.011. See "Liquidity and Capital Resources - Liquidation Analysis and Estimates." There is a substantial risk that the Company will be forced to seek bankruptcy law protection.

       On July 1, 1999, the Company completed the sale of its orthotic and prosthetic ("O&P") business to Hanger Orthopedic Group, Inc. ("Hanger").

       On September 21, 1999, the stockholders of the Company approved three proposals submitted as part of a Special Meeting of Stockholders. The first proposal recommended the sale of the Company's Physical Rehabilitation and Occupational Health ("PROH") division, the second proposal recommended the sale of the Company's 64% interest in NovaCare Employee Services, Inc. ("NCES") and the third proposal recommended the adoption of a plan to restructure the Company. Under the third proposal, a Plan of Restructuring was adopted whereby if, by the designated liquidation date, currently December 31, 2002, the Company is unable to find suitable acquisition candidates to reinvest any remaining net assets, it will liquidate, unless the Board of Directors, in its discretion, determines otherwise.

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

       The Company's former long-term care services segment was disposed in fiscal 1999 with the closing of certain of its operations in the Western United States during the third fiscal quarter and the sale of the remaining operations on June 1, 1999. The Company's former employee services segment was disposed through the Company's sale of its interest in NCES. The Company's former outpatient services segment was disposed through the sales of O&P and PROH. As a result of these transactions, the Company has disposed of all of its operating segments. The Company's remaining activities consist of managing the litigation against the Company, attempting to realize its remaining assets, general administrative matters and the preparation for potential liquidation or acquisition of a business.

       Accordingly, the Company has reflected substantially all of its results of operations and cash flows, for the current and all prior periods as discontinued operations except for its remaining general and administrative activities which are treated as continuing operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 VS. DECEMBER 31, 2000

CONTINUING OPERATIONS

       The loss from continuing operations was $1,369 for the three months ended December 31, 2001 compared to $1,258 for the same period last year. The increase of approximately $100 is primarily due to increases in legal and other professional costs of approximately $400 offset by reductions in general operating costs of the company of approximately $300.

       Net income of $1,242 for the three month period ended December 31, 2001 will be offset by utilization of the Company's NOL's, therefore, no provision for income taxes for the three months ended December 31, 2001 has been recorded. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. Accordingly, the Company has provided a full valuation allowance against the entire net deferred tax asset at December 31, 2001. For the same period last year, the Company recognized no tax benefit.

DISCONTINUED OPERATIONS

       During the three months ended December 31, 2001, the Company recorded a gain on disposal of discontinued operations of $2,400. This gain primarily relates to the realization of certain receivables in excess of book value and the release of reserves no longer necessary as a result of the settlement of various lawsuits including the HealthSouth lawsuit (See Note 8) in December 2001 offset by increases in estimated legal and collection expenses related to the disposal of the Company's long-term care services business. During the three months ended December 31, 2000, the Company recorded a gain on disposal of discontinued operations of $526 primarily as a result of the receipt of 401(k) forfeitures and medicare claims, partially offset by an additional accrual for legal costs.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 VS. DECEMBER 31, 2000

CONTINUING OPERATIONS

       The loss from continuing operations was $2,118 for the six months ended December 31, 2001 compared to $3,339 for the same period last year. The decrease of approximately $1,200 is primarily due to the reduction of general operating expenses as a result of the sale of all of the Company's businesses.

       Net income of $590 for the three month period ended December 31, 2001 will be offset by utilization of the Company's NOL's, therefore no provision for income taxes for the six months ended December 31, 2001 has been recorded by the Company.

DISCONTINUED OPERATIONS

       During the six months ended December 31, 2001, the Company recorded a gain on disposal of discontinued operations of $2,231. This gain primarily relates to the realization of certain receivables in excess of book value and the release of reserves no longer necessary as a result of the settlement of the HealthSouth lawsuit in December 2001 offset by increases in estimated legal and collection expenses related to the disposal of the Company's long-term care services business. During the six months ended December 31, 2000, the Company recorded a gain on disposal of discontinued operations of $2,145 primarily as a result of the receipt of 401(k) forfeitures and medicare claims, partially offset by an additional accrual for legal costs.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

       At December 31, 2001, cash and cash equivalents totaled approximately $4.5 million compared to approximately $5.7 million at June 30, 2001.

       The Company's cash position is extremely uncertain and risky. The Company's cash position, after satisfaction of its contractual obligations and operating expenses, will vary based on the amount and timing of cash flows. Cash inflows primarily consist of collections (through litigation and arbitration) of LTCS related receivables and Medicare related receivables. Cash outflows primarily relate to lawsuits against the company, legal collection costs and operating expenses. The costs of defending and prosecuting these lawsuits are substantial and may increase materially. As discussed elsewhere, cash inflows and outflows from litigation are inherently extremely uncertain. The Company's assumptions with respect to incoming and outgoing cash flows include, without limitation, assumptions that certain litigation will be settled and not actually litigated, that the settlements will be for certain minimum amounts and that the settlements will occur within certain timeframes. These assumptions are uncertain and the actual timing and amounts will likely differ materially from amounts assumed herein because of the inherent uncertainty involved in estimating the outcomes and costs of legal and arbitration proceedings. The Company's cash position will very likely be materially different from that estimated here.

       The range of possible outcomes is extremely wide. On the one hand, the Company may do materially worse than estimated in which case it will file for bankruptcy protection. On the other hand, the Company may do better in the lawsuits and arbitrations than estimated, in which case the cash available to the Company may be materially and substantially higher than estimated.

       If certain of the lawsuits do not settle and instead proceed to trial, or if certain of the lawsuits do not settle for the amounts that the Company has estimated, this will have a material, adverse, impact on the Company's liquidity and cash flow and will likely require the Company to seek bankruptcy law protection. Furthermore, if certain of these lawsuits are not settled within the timeframes assumed by the Company, the Company will be required to incur additional costs and expenses, which may force the Company to seek bankruptcy law protection. There is a substantial risk that the Company will be forced to seek bankruptcy law protection.

LIQUIDATION ANALYSIS AND ESTIMATES

       For purposes of determining the available assets, if any, that may be distributed to stockholders, in the event of a liquidation of the Company, management made the following estimates of the assets and liabilities of the Company, as of December 31, 2001. Stockholders should note that the current minimum estimate (i.e., the least amount available for stockholders) is a negative number - approximately negative $28.4 million or negative forty-five cents (($.45)) per share. If the assumptions made by management in estimating the minimum estimated liquidation amount come true, management estimates that the Company's liabilities will exceed its assets by approximately $28.4 million, in which case there would be no assets available for distribution to stockholders. Furthermore, the current minimum estimate includes only estimates of potential settlements of the pending lawsuits against the Company, but does not include estimates of an adverse ruling or judgment against the Company in any of these lawsuits. If the Company suffers an adverse ruling or judgment in any of these cases, the Company will be forced to seek bankruptcy law protection.

       As set forth above, any estimate of the Company's possible net assets, if any, available for distribution is extremely uncertain. In addition to the litigation and arbitration estimates, other significant assumptions that have been made by management in establishing these estimates include (i) certain assumptions regarding the buyer of NCES continuing to satisfy certain workers compensation funding obligations over the next four to five years relating to former Company employees, which obligations are collateralized by Company deposits, and (ii) certain assumptions regarding the extent of indemnification claims made against the escrow account established by the Company with Chance Murphy, Inc. for Medicare settlements in connection with the LTCS sale. The Company established a reserve related to money received in a confidential settlement. The reserve has been established because the Company believes there is a substantial risk of bankruptcy of the other party and that its payment may be challenged as a preference. If the other party does not file for bankruptcy within 90 days preference period, the liquidation estimates will be materially impacted favorably. We expect this uncertainty to be resolved in the third quarter.

       The estimated operating costs for the period from January 1, 2002 through December 31, 2002, the assumed liquidation date, have been based on the Company's internal estimates. It is possible that the actual liquidation date, if any, could be later if the Board of Directors, in its discretion, deems it appropriate and that the actual operating costs may differ materially from the estimates included herein.



                                                              ($ IN MILLIONS, EXCEPT PER
                                                                   SHARE AMOUNTS)
                                                                MINIMUM     MAXIMUM
                                                              ---------   -----------
(i)    ESTIMATED REALIZABLE VALUES OF ASSETS OF THE COMPANY
       Cash and cash equivalents at December 31, 2001 ...     $    4.5    $     4.5
       Restricted cash ..................................          5.1          5.1
       Other current assets .............................          2.1          2.1
                                                              --------    ---------
       Total estimated assets ...........................         11.7         11.7
                                                              --------    ---------
(ii)   ESTIMATED LIABILITIES OF THE COMPANY
       Accounts payable and accrued expenses ............         (1.2)        (1.2)
       Tax liabilities ..................................         (2.0)        (2.0)
       Net liabilities of discontinued operations .......        (32.0)        (3.0)
                                                              --------    ---------
       Total estimated liabilities ......................        (35.2)        (6.2)
                                                              --------    ---------
       ESTIMATED OPERATING COSTS DURING LIQUIDATION
       Payroll and benefits for liquidation personnel ...         (1.2)        (0.9)
       Legal, audit and other professional costs ........         (2.8)        (2.8)
       Other costs ......................................         (0.9)        (0.8)
                                                              --------    ---------
       Total estimated operating costs during liquidation         (4.9)        (4.5)
                                                              --------    ---------
       ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
         TO STOCKHOLDERS ................................     $  (28.4)   $     1.0
                                                              ========    =========
       ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
         PER OUTSTANDING COMMON SHARE ...................     $  (0.45)   $   0.011
                                                              =========   ==========

       The calculation for estimated net proceeds available for distribution per share includes the dilutive effect of a conversion into common stock of the note payable as described in Note 6. The following table sets forth a reconciliation of the low end of the range of the estimates set forth above under "Liquidation Analysis and Estimates" with the Company's shareholders' equity, as set forth in its unaudited Consolidated Balance Sheet as of December 31, 2001:



                                                                               ($ IN MILLIONS)
                                                                               ---------------
        Total shareholders' equity as of December 31, 2001.................        $    5.5
        Additional contingent costs........................................           (29.0)
        Estimated operating costs during liquidation.......................            (4.9)
                                                                                   --------
        ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
          TO STOCKHOLDERS..................................................        $  (28.4)
                                                                                   ========


       AS SET FORTH ABOVE, THE ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION PER OUTSTANDING COMMON SHARE UPON THE LIQUIDATION OF THE COMPANY OF ($0.45) TO $0.011 ARE EXTREMELY UNCERTAIN. THE ACTUAL AMOUNTS WILL VERY LIKELY DIFFER MATERIALLY FROM THAT ESTIMATED HERE. ESTIMATING THE COSTS AND OUTCOMES OF LITIGATION IS INHERENTLY EXTREMELY RISKY. MOREOVER, NO ASSURANCE CAN BE GIVEN THAT ANY AMOUNTS TO BE RECEIVED BY THE COMPANY'S STOCKHOLDERS IN LIQUIDATION WILL EQUAL OR EXCEED THE PRICE OR PRICES AT WHICH THE COMMON STOCK HAS RECENTLY TRADED OR MAY TRADE IN THE FUTURE.

       THERE IS A SIGNIFICANT RISK, AS CAN BE SEEN IN THE CURRENT ESTIMATES, THAT THERE WILL BE NO ASSETS FOR DISTRIBUTION TO STOCKHOLDERS OR FOR BUSINESS ACQUISITIONS AND THAT THE COMPANY WILL BE FORCED TO SEEK BANKRUPTCY LAW PROTECTION.

CAUTIONARY STATEMENT

       Except for historical information, matters discussed above including, but not limited to, statements concerning future operations and estimates of values to be received in liquidation, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include the outcome and costs of pending legal actions against the Company, potential claims related to businesses sold, the ability of the Company to realize its remaining assets in cash, the cost to wind up the Company's affairs (including legal costs) in preparation for a potential liquidation or acquisition and the Company's ability to retain management and professional employees during its transition period.

       Management's estimate of the Company's possible net assets, if any, available for distribution is extremely uncertain. This uncertainty, in general, is due to the fact that the Company's assets consist primarily of delinquent or disputed accounts receivable that are in litigation and the Company's liabilities consist of certain fixed liabilities and many contingent liabilities that depend upon the outcome of legal proceedings against the Company. All legal proceedings are inherently uncertain. Any investment in the Company should be considered extremely speculative and risky. In addition, generally accepted accounting principles require that any estimates recorded by the Company with respect to its assets be more conservative than the estimates of its liabilities. Prior to making any investment decision regarding the Company, stockholders and prospective stockholders are urged to read in its entirety the Company's Annual Report on Form 10-K for the year ended June 30, 2001 which is on file with the Securities and Exchange Commission, in conjunction with this Form 10-Q and other SEC filings.

                           NAHC, INC. AND SUBSIDIARIES
                           PART I - OTHER INFORMATION


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

            PIACENTILE V. NAHC, INC. The Company was recently served with another qui tam suit. The relator/plaintiffs in this suit allege violations of the federal False Claims Act by the Company. The complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5 to $10 for each violation, plus attorneys' fees, experts' fees and costs of the suit. The Company has completed its initial review of this case (including appropriate accruals for handling this matter).

            BRADY V. NAHC, INC., ET AL., in the United States District Court for the Eastern District of Pennsylvania. This is a purported class action case filed on behalf of all persons who purchased the common stock of NAHC during the period between April 5, 1999 through and including November 22, 1999. Five similar actions have been filed in the Eastern District of Pennsylvania, including one that alleges a class period from May 20, 1998 through November 22, 1999. They have been consolidated into a single action. PricewaterhouseCoopers LLP is named as a defendant in the case.

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

            The Company has notified its insurance carriers of this action. If the Defendants suffer an adverse judgment which the Company is required to pay, it will likely result in there being no assets for acquisition of a business or liquidation; in such event, the Company will file for bankruptcy law protection.

            On October 17, 2001, the U.S. District Court for the Eastern District of Pennsylvania dismissed the Brady case against the Company with prejudice. The plaintiff has filed a notice of appeal of this decision.

            HEALTHSOUTH CORPORATION V. NOVACARE, INC. AND NC RESOURCES, INC., Montgomery County Court of Common Pleas, No. 99-17155 (filed September 28, 1999). The complaint in this action alleges that, pursuant to a February 3, 1995 stock purchase agreement involving the sale of the Company's medical rehabilitation hospital subsidiary Rehab Systems Company ("RSC") to Healthsouth Corporation ("Healthsouth"), the Company agreed to reimburse Healthsouth for any payments that Healthsouth was obligated to pay Medicare, Medicaid or other cost-based reimbursement systems as a result of RSC's indebtedness to such payors. The Healthsouth litigation settled prior to the end of the quarter.

            UNITED STATES OF AMERICA, EX REL., SAUL EPSTEIN V. NOVACARE, INC., ET AL., Civil Action No. 98-CV-4185. This QUI TAM action was filed on or about August 10, 1998 by Saul R. Epstein on behalf of the United States government, in camera and under seal in the United States District Court for the Eastern District of Pennsylvania, asserting claims against the Company for violations of the False Claims Act. On October 12, 1999, the United States Attorney for the Eastern District of Pennsylvania elected not to intervene in the matter and not to prosecute the complaint on behalf of the United States. On October 21, 1999 the complaint was unsealed. On November 26, 1999 an amended complaint was filed and subsequently served on the Company. The amended complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5 to $10 for each violation, plus attorneys' fees, experts' fees and costs of the suit. Pursuant to the purchase and sale agreement for the sale of the Company's PROH division to Select, the Company has, in certain circumstances, indemnified Select and the PROH subsidiaries acquired by Select for damages relating to those entities arising from this action relating to conduct prior to the sale to Select. This action has been re-sealed in the district court. An order relating to this case has been filed in the district court and remains under seal. In the opinion of management, the ultimate resolution will not differ materially from amounts reflected in the financial statements.

            SABOLICH, INC., SABOLICH PROSTHETICS CENTER OF WICHITA, INC., SABOLICH TRI-STATE PROSTHETICS, INC., SABOLICH OF FLORIDA, INC. AND JOHN
       A. SABOLICH V. NOVACARE, INC. AND NOVACARE ORTHOTICS AND PROSTHETICS EAST, INC. This action was filed on May 18, 1999 in the United States District Court for the Western District of Oklahoma, Case No. CIV-99-670-T. The complaint alleges that the defendants breached a 1994 Agreement of Purchase and Sale involving the acquisition of the plaintiffs' orthotics and prosthetics business. Plaintiffs allege that the defendants breached the agreement by failing to pay certain sums allegedly due them under the agreement. Plaintiffs also allege that defendants tortiously breached an alleged implied covenant of good faith and fair dealing in the agreement. Plaintiffs have claimed $5,000 of compensatory damages and $5,000 for punitive damages. As part of the Company's Stock Purchase Agreement, dated as of April 2, 1999 and amended May 19, 1999 and June 30, 1999, with Hanger Orthopedic Group, Inc. ("Hanger") for the sale of the Company's orthotics and prosthetics business, the Company and Hanger agreed that each entity would be responsible for 50% of any damages arising from this action, including all costs and expenses associated with the matter. This matter currently is in discovery. In the event that the plaintiff obtains an adverse judgment, there may be no assets for acquisition of a business or liquidation and the Company may file for bankruptcy law protection.

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

            In the event that any of the material actions are concluded in a manner that is adverse to the Company, there will be no assets for acquisition of a business or liquidation and the Company will file for bankruptcy law protection.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE


ITEM 3- DEFAULTS UPON SENIOR SECURITIES

NONE


ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


ITEM 5 - OTHER INFORMATION

None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



(A)    EXHIBIT
       NUMBER                   EXHIBIT DESCRIPTON                                PAGE NUMBER
       ------                   ------------------                                -----------
       3.1          Bylaws of NAHC, Inc., as amended through January 14, 2002            --


(B)    Reports on Form 8-K


       THERE WERE NO REPORTS ON FORM 8-K DURING THE THREE MONTHS ENDED DECEMBER 31, 2001.

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



                                         NAHC, INC.
                             -----------------------------------
                                        (Registrant)




Date: January 29, 2002       By    /S/ DAVID R. BURT
                                   ------------------------------
                                   David R. Burt
                                   Chief Executive Officer, Principal Financial
                                   and Accounting Officer and Director