Form 10-Q
period 2002-03-31
NAHC INC
filed 2002-05-15
CIK 802843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 Yes /X/   No / /

As of April 26, 2002, NAHC, Inc. had 63,364,280 shares of common stock, $.01 par value, outstanding.

                           NAHC, INC. AND SUBSIDIARIES

                    FORM 10-Q - QUARTER ENDED MARCH 31, 2002

                                      INDEX

PART NO.       ITEM NO.                      DESCRIPTION                                         PAGE NO.
---------     ----------                     -----------                                         --------
   I                       FINANCIAL INFORMATION

                  1        Financial Statements
                           - Condensed Consolidated Balance Sheets as of March
                              31, 2002 and June 30, 2001                                            1

                           - Condensed Consolidated Statements of Operations for the
                              Three Months Ended March 31, 2002 and 2001                            2

                           - Condensed Consolidated Statements of Operations for the
                              Nine Months Ended March 31, 2002 and 2001                             3

                           - Condensed Consolidated Statements of Cash Flows for the
                              Nine Months Ended March 31, 2002 and 2001                             4

                           - Notes to Condensed Consolidated Financial Statements                   5

                  2        Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                   12

                  3        Quantitative and Qualitative Disclosure About Market Risk               17

   II                      OTHER INFORMATION

                  1        Legal Proceedings                                                       18
                  2        Changes in Securities and Use of Proceeds                               20
                  3        Defaults Upon Senior Securities                                         20
                  4        Submissions of Matters to a Vote of Security Holders                    20
                  5        Other Information                                                       20
                  6        Exhibits and Reports on Form 8-K                                        20

Signatures                                                                                         21

                           NAHC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2002 AND JUNE 30, 2001
                                 (In thousands)
                                   (Unaudited)
                                  (See Note 1)

                                                                                    March 31,              June 30,
                                                                                       2002                  2001
                                                                                  --------------       ---------------
ASSETS
Current assets:
Cash and cash equivalents..................................................       $       10,447       $         5,687
   Deferred income taxes...................................................                  652                   652
   Restricted cash ........................................................                4,356                 4,670
   Other current assets....................................................                1,857                 1,859
                                                                                 ---------------       ---------------
       Total current assets................................................               17,312                12,868
                                                                                 ===============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses...................................       $          799       $           557
   Notes payable...........................................................                   60                    60
   Net liabilities remaining from discontinued operations..................                2,546                 4,775
   Income taxes payable....................................................                1,874                 1,952
                                                                                  --------------       ---------------
       Total current liabilities...........................................                5,279                 7,344
Deferred income taxes......................................................                  652                   652
                                                                                  --------------       ---------------
       Total liabilities...................................................                5,931                 7,996
                                                                                  --------------       ---------------
Commitments and contingencies
Shareholders' equity:
   Common stock, $.01 par value; authorized 200,000 shares;
     Issued 68,672 shares at March 31, 2002 and June 30, 2001..............                  687                   687
   Additional paid-in capital..............................................              274,646               274,646
   Accumulated deficit.....................................................             (221,278)             (227,787)
                                                                                  --------------       ---------------
                                                                                          54,055                47,546
   Less: Common stock in treasury (at cost), 5,308 shares at
     March 31, 2002 and June 30, 2001....................................                (42,674)              (42,674)
                                                                                  --------------       ---------------
       Total shareholders' equity..........................................               11,381                 4,872
                                                                                  --------------       ---------------
                                                                                  $       17,312       $        12,868
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

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                                                        For the Three Months Ended
                                                                                                March 31,
                                                                                  ------------------------------------
                                                                                       2002                  2001
                                                                                  --------------       ---------------
Net revenues................................................................      $           --       $            --
Cost of services............................................................                  --                    --
                                                                                  --------------       ---------------
    Gross profit............................................................                  --                    --
Selling, general and administrative expenses................................                 762                 1,329
                                                                                  --------------       ---------------
    Loss from operations....................................................                (762)               (1,329)
Interest and other income, net..............................................                 175                   339
Interest expense............................................................                  (2)                   (2)
                                                                                  --------------       ---------------
    Loss from continuing operations.........................................                (589)                 (992)
Gain on disposal of discontinued operations.................................               6,508                   789
                                                                                  --------------       ---------------
    Net income (loss).......................................................      $        5,919       $          (203)
                                                                                  ==============       ===============
Loss per share from continuing operations - basic and assuming dilution.....      $        (0.01)      $         (0.02)
                                                                                  ==============       ===============
Net income (loss) per share - basic and assuming dilution...................      $         0.09       $         (0.01)
                                                                                  ==============       ===============

Weighted average number of shares outstanding - basic and assuming dilution.              63,364                63,364
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

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                                                        For the Nine Months Ended
                                                                                                March 31,
                                                                                  ------------------------------------
                                                                                       2002                   2001
                                                                                  --------------       ---------------
Net revenues................................................................      $           --       $            --
Cost of services............................................................                  --                    --
                                                                                  --------------       ---------------
    Gross profit............................................................                  --                    --
Selling, general and administrative expenses................................               2,880                 4,669
                                                                                  --------------       ---------------
    Loss from operations....................................................              (2,880)               (4,669)
Investment and other income, net............................................                 655                   813
Interest expense............................................................                  (5)                  (78)
                                                                                  --------------       ---------------
    Loss from continuing operations.........................................              (2,230)               (3,934)
Gain on disposal of discontinued operations, net of tax.....................               8,739                 2,934
                                                                                  --------------       ---------------
    Net income (loss).......................................................      $        6,509       $        (1,000)
                                                                                  ==============       ===============
Loss per share from continuing operations - basic and assuming dilution.....      $        (0.04)      $         (0.06)
                                                                                  ==============       ===============
Net income (loss) per share - basic and assuming dilution...................      $         0.10       $         (0.02)
                                                                                  ==============       ===============

Weighted average number of shares outstanding - basic and assuming dilution.              63,364                63,364
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

                           NAHC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                                                      For the Nine Months Ended
                                                                                              March 31,
                                                                                  ------------------------------------
                                                                                       2002                 2001
                                                                                  --------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $        6,509       $        (1,000)
Adjustments to reconcile net income (loss) to net cash flows from operating activities of continuing operations:
Gain on disposal of discontinued operations                                               (8,739)               (2,934)
Income on restricted cash                                                                    (45)                   --
Changes in assets and liabilities, net of effects from dispositions:
   Other current assets...................................................                     2                 2,084
   Accounts payable and accrued expenses..................................                   242                (9,399)
   Income taxes payable...................................................                   (78)                 (373)
   Escrow receivable, net.................................................                    --                 4,506
                                                                                  --------------       ---------------
Net cash flows used in continuing operations..............................                (2,109)               (7,116)
Net cash flows provided by (used in) discontinued operations..............                 6,510               (11,223)
                                                                                  --------------       ---------------
       Net cash flows provided by (used in) operating activities..........                 4,401               (18,339)
                                                                                  --------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Discontinued operations:
   Release of restricted cash.............................................                   359                12,366
                                                                                  --------------       ---------------
         Net cash flows provided by investing activities..................                   359                12,366
                                                                                  --------------       ---------------
Net increase (decrease) in cash and cash equivalents......................                 4,760                (5,973)
Cash and cash equivalents, beginning of period............................                 5,687                10,008
                                                                                  --------------       ---------------
Cash and cash equivalents, end of period..................................        $       10,447       $         4,035
                                                                                  ==============       ===============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           NAHC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                      (In thousands, except per share data)
                                   (Unaudited)

1.   BASIS OF PRESENTATION

          Formed in 1985, NAHC, Inc. (the "Company") was formerly a national leader in physical rehabilitation services and employee services. In order to satisfy its indebtedness, the Company sold each of its operating segments in a series of divestiture transactions commencing June 1, 1999 and ending on November 19, 1999.

          Pursuant to a Plan of Restructuring (the "Plan") adopted by the Company's stockholders at a special meeting held on September 21, 1999, as amended by the board of directors on September 27, 2000, May 9, 2001 and January 14, 2002, the board of directors has the authority to commence the Company's liquidation if suitable acquisition opportunities are not identified by a certain date, currently December 31, 2002. The Plan also affords the board the discretion to adjust the Liquidation Date to a date earlier or later than December 31, 2002, if it determines such action to be appropriate.

          The Company has disposed of all of its operating segments. The Company's remaining activities consist of managing the legal proceedings against the Company, attempting to realize its assets, general administrative matters and the preparation for potential liquidation or acquisition of a business. To that end, the board of directors has authorized and approved an agreement and plan of merger (the "Merger Plan") whereby the Company would merge (the "Merger") with and into J. L. Halsey Corporation, a wholly-owned subsidiary of the Company ("Halsey"). The purpose of the proposed merger is to implement certain stock transfer restrictions in order to protect the Company's net operating losses ("NOL's"), one of the Company's most valuable assets. Under current tax rules, the potential value of the Company's NOL's, currently approximately $190,000, could be reduced to near zero if the Company experienced a change of control. The Merger Plan has been submitted to the stockholders for approval. Because the Company has disposed of its operating segments pursuant to the plan, the accompanying consolidated financial statements reflect all of the Company's results of operations and cash flows as discontinued operations, except for its remaining general and administrative activities, which are treated as continuing operations. Management believes that the information in this Form 10-Q should be read in conjunction with the information in the Company's Annual Report on Form 10-K for the year ended June 30, 2001, which is on file with the Securities and Exchange Commission ("SEC") and its other SEC filings.

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

     FINANCIAL RESTRUCTURING.

     In evaluating whether to reinvest the Company's remaining assets or to liquidate the Company pursuant to the Plan, a critical factor for the Board to consider is the value of the Company's remaining assets after satisfaction of all actual and contingent liabilities. The vast majority of the Company's remaining assets from its discontinued operations consists of cash and delinquent or disputed accounts receivable that are in litigation proceedings. The Company's remaining liabilities include, among others, contingent liabilities that have arisen (and may arise) from pending legal actions against the Company or for which the Company may be responsible. The Company is unable to determine the value of net assets, if any, that may be available for a potential acquisition until these legal proceedings are settled or concluded. During the period prior to the Liquidation Date, the Company will continue its efforts to realize its remaining assets and to resolve its outstanding liabilities.

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

     THE AMOUNT OF NET ASSETS, IF ANY, AVAILABLE FOR ACQUISITIONS OR DISTRIBUTION IN LIQUIDATION IS EXTREMELY UNCERTAIN.

     The range of the liquidation estimates per share of Common Stock reflects the inherent uncertainty of the Company's liquidation value. This uncertainty is due, in general, to the nature of the Company's assets and its contingent liabilities. The vast majority of the Company's assets consist of delinquent or disputed accounts receivable which the Company is attempting to collect through litigation. Counterclaims have been filed against the Company in many of these actions. The results of these collection actions are inherently uncertain.

     THE OUTCOME OF CLAIMS, SUITS AND COMPLAINTS COULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY.

     As discussed in Note 8, the Company is party to a number of claims, suits and complaints, which have arisen, in the ordinary course of business and in the course of selling its operating businesses. Furthermore, the Company is a defendant in multiple litigation matters. The outcome of these matters is not possible to predict. If the Company suffers an adverse ruling or judgment, which it is required to pay in any of these cases, the Company may be forced to seek bankruptcy law protection.

     THE COMPANY'S CASH FLOW IS EXTREMELY UNCERTAIN.

     The Company's cash position will vary based on the timing and amount of cash inflows and outflows. Cash inflows primarily consist of collections of Long Term Care Services ("LTCS") related receivables and Medicare-related receivables, both of which are either in litigation or arbitration. Cash outflows are principally related to legal proceedings and claims against the Company and general and administrative expenses. The outcome of litigation and arbitration proceedings is extremely uncertain. Due to the uncertainty of the amount and timing with regard to cash flows, there can be no assurance that the Company will have sufficient cash flow in the future to satisfy obligations when they become due. Under those circumstances, the Company may seek short-term financing, negotiate lower settlement amounts with regard to its obligations or seek protection under the bankruptcy laws. If the Company's liabilities exceed its assets or the Company is unable to pay its liabilities as they become due, the Company will be forced to seek protection under bankruptcy laws. The Company would most likely be liquidated under this circumstance, with the shareholders of the Company receiving no proceeds in such liquidation.

     EXTENSION OF LIQUIDATION DATE MAY INCREASE EXPENSES AND FURTHER REDUCE LIQUIDATION VALUE.

     The Plan approved by the Company's stockholders gave the Board of Directors discretion to extend the Company's search for possible acquisition candidates, and thus delay the Liquidation Date from December 31, 2000. The Board has chosen to exercise this discretion, and it is now expected that the Company's liquidation will not occur, if at all, until approximately December 2002.

     THE COMPANY'S PROFESSIONAL LIABILITY INSURER MAY BE UNABLE TO PAY CLAIMS AGAINST THE COMPANY

     On August 16, 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania filed a Petition for Rehabilitation against the Company's professional liability insurance carrier, PHICO Insurance Company. The Petition for Rehabilitation gives the Insurance Commissioner statutory control of PHICO in order for the Commissioner to thoroughly analyze, evaluate and oversee PHICO's finances. During the rehabilitation process, the Commissioner will determine if PHICO is solvent. On February 1, 2002, a Pennsylvania court authorized state insurance regulators to liquidate PHICO Insurance Company. Management is currently assessing the effect of the PHICO liquidation on the Company.

     THE COMPANY MAY NOT EVER BE PROFITABLE.

     The Company incurred substantial net losses in each of the previous three fiscal years. Although the Company has recorded net income for the nine months ended March 31, 2002, the Company currently has no operations and thus there can be no assurance that it will ever be profitable. The Company's ability to become profitable depends on (1) there being sufficient net assets to invest and (2) management's ability to find a suitable business opportunity in which to invest. There can be no assurance that there will be any, or sufficient, assets to use in an acquisition or that management will identify such an acquisition opportunity, or if identified, that the Company will be able to reach an agreement and complete such an acquisition. Furthermore, there can be no assurance that any acquisition made by the Company will be profitable.

     THE CURRENT MANAGEMENT TEAM HAS ONLY LIMITED KNOWLEDGE OF THE COMPANY'S OPERATING HISTORY.

     The financial constraints under which the Company is operating have made it difficult to retain management personnel, virtually all of which have left during the past few years. This high rate of management attrition, and the resultant loss of institutional knowledge, makes it significantly more difficult to both defend claims being made against the Company and assert claims on its behalf.

3. DISCONTINUED OPERATIONS

     During fiscal 1999, the Company sold its LTCS business to Chance Murphy, Inc. ("Chance Murphy"). In fiscal 2000, the Company sold its remaining operating businesses: the O&P business was sold on July 1, 1999, the Company's interest in NCES was sold on October 19, 1999 and the PROH business was sold on November 19, 1999.

     In conjunction with the sale of LTCS, the Company provided a working capital guarantee of $30,000 and Chance Murphy agreed to pay to the Company the amount, if any, of working capital as of June 1, 1999 in excess of $30,000 or to release security interests in any remaining accounts receivable relating to periods prior to June 1, 1999 once the working capital guarantee had been satisfied. On November 11, 1999, the Company was released from the commitment under the guarantee and the remaining accounts receivable were relieved of the security interest. These receivables, in addition to the remaining accounts receivable of the LTCS Western operations, which were closed in fiscal 1999, are included in the net liabilities remaining from discontinued operations.

     In conjunction with the November 11, 1999 release, the Company and Chance Murphy established an escrow account in support of indemnifications made by the Company relating to potential cost report settlements with Medicare, Medicaid and other third-party payers for the Company's services provided prior to selling the business to Chance Murphy. The escrow account was funded by Chance Murphy, up to a maximum of $3,000, from cash collections of receivables due directly from these payers. Pursuant to the agreement, the funds will remain in escrow until such time that the Company and Chance Murphy determine that all indemnification obligations and any related third-party claims have been resolved. The escrow agreement expires 30 days after the end of the period of limitations for which the filed cost reports may be subject to audit. At that time, or prior to that time, at the mutual agreement of Chance Murphy and the Company, any funds in excess of outstanding claims will be released to the Company. On May 10, 2002, the Company and Chance Murphy signed a settlement agreement to release $1,650 of cash held in escrow to the Company. At March 31, 2002, the Company has recorded a receivable related to this escrow account of $1,650, net of reserves, as an offset to the Company's net liability from discontinued operations.

     During the three months ended March 31, 2002, the Company recognized a $6,508 gain on disposal of discontinued operations. This gain primarily relates to the realization of certain receivables in excess of book value, including the realization of certain receivables that were deferred in the second quarter due to the substantial risk of bankruptcy of the other party that existed at that time, and the settlement of certain litigation at an amount less than had been previously accrued. The gain was also offset by increases in estimated legal and collection expenses related to the disposal of the Company's long-term care services business.

     At March 31, 2002 the net liability from discontinued operations consists of accrued expenses to wind down the disposed operations including legal fees, litigation expense, payroll costs and other liabilities, offset by notes receivable and Medicare indemnification receivables, substantially all of which are in litigation or arbitration. It is reasonably possible that the amounts of accrued liabilities and the established reserves against these receivables may need to be adjusted based on the resolution of one or more future events for which the eventual outcome is uncertain at this time.

     Included in the net liabilities of discontinued operations are notes receivable of approximately $1,173 ($2,780 net of reserves of $1,607). These notes are expected to be repaid over the next two years.

4. PROVISION FOR RESTRUCTURE

     In the fourth quarter of fiscal 1999, the Company recorded a provision for restructure of $12,260 related to a program to reduce its selling, general and administrative costs incurred at its corporate headquarters. The program involved the termination of 74 employees as of September 30, 2000. This provision consisted of the following:

         Employee severance and related costs........................      $        3,060
         Lease and technology agreement mitigation...................               8,515
         Write-down of property and equipment........................                 685
                                                                           --------------
         Total.......................................................      $       12,260
                                                                           ==============

     In the first quarter of fiscal 2000, the Company reversed $1,987 of this provision based on the current costs expected to complete this program. The reversal is the net amount of additional severance and related costs of $2,400 and reduction of lease and technology agreement mitigation of $4,387. In fiscal 2001, the Company reversed $116 of this provision to reduce the amount of estimated costs expected to complete the restructuring. For the nine months ending March 31, 2002, the company reversed $156 of this provision to reduce the amount of estimated costs expected to complete the restructuring.

     Activity in the accrued liability for this provision consisted of the following:

                                                       For the nine months           For the year ended
                                                       ended March 31, 2002             June 30, 2001
                                                      ---------------------        ---------------------
         Balance, beginning of period..............   $                 220        $                  81
         Reclassification of receivable............                      --                          711
         Reversal of provision for restructure.....                    (156)                        (116)
         Payments and other reductions.............                      (6)                        (456)
                                                      ---------------------        ---------------------
         Balance, end of period....................   $                  58        $                 220
                                                      =====================        =====================

The balance of $58 as of March 31, 2002, primarily reflects amounts for benefits to former employees.

5.   NET INCOME (LOSS) PER SHARE

The following table sets forth the computation and reconciliation of net loss per share-basic and assuming dilution:

                                                         For the Three Months Ended         For the Nine Months Ended
                                                                 March 31,                          March 31,
                                                       -------------------------------    -------------------------------
                                                           2002              2001             2002             2001
                                                       -------------     -------------    -------------    --------------
Loss from continuing operations......................  $        (589)    $        (992)   $      (2,230)   $       (3,934)

Gain on disposal of discontinued operations..........          6,508               789            8,739             2,934
                                                       -------------     -------------    -------------    --------------

Net income (loss)....................................  $       5,919     $        (203)   $       6,509    $       (1,000)
                                                       =============     =============    =============    ==============

Weighted average shares outstanding:
    Basic and assuming dilution......................         63,364            63,364           63,364            63,364
                                                       -------------     -------------    -------------    --------------

  Loss per share from continuing operations - basic
    and assuming dilution............................  $       (0.01)    $       (0.02)   $       (0.04)   $        (0.06)

  Gain per share on disposal of discontinued
    operations - basic and assuming dilution.........           0.10              0.01             0.14              0.05

  Net income (loss) per share - basic and assuming
    dilution.........................................           0.09             (0.01)            0.10             (0.02)

     For the three and nine month periods ended March 31, 2002, options to purchase 3,871 shares of common stock and the potential conversion of 27,600 shares of common stock of a convertible subordinated note (see Note 6) were not included in the computation of diluted weighted shares outstanding since their inclusion would be anti-dilutive.

     During the three and nine month periods ended March 31, 2001, options to purchase 3,871 shares of common stock and the potential shares of the convertible subordinated note of 25,200 were not included in the computation of diluted weighted average shares outstanding since their inclusion would be anti-dilutive.

     There were no transactions subsequent to March 31, 2002 that would have materially changed the number of shares used in computing loss from continuing operations per share - basic and assuming dilution.

6.   NOTES PAYABLE

     On September 27, 2000, the Company issued a 10% convertible subordinated note to an officer in the amount of $60. The note bears interest at a rate of 10% per annum and is payable on the earlier of demand by the officer for payment or May 1, 2006. The note is convertible into the Company's common stock and has a conversion price that ranges from $0.04 to a potential $0.0025 per share depending on certain tests including tests related to the balance sheet and market price of the common stock. In the event that the Company's board acts to file liquidation papers, or takes other actions that would result in returning assets to the shareholders among other specified events, the note (and all accrued interest) shall be convertible into the Company's common stock at a conversion price of $0.0025 per share.

     As set forth in the terms of the note (filed with the SEC as an exhibit to the Company's 2000 Form 10K), the conversion price becomes fixed at $.0025 per share once the Company files with the SEC a Form 10Q or 10K indicating a Balance Sheet Equity (as defined in the note) of greater than $6 million. The balance sheet on this Form 10Q satisfies this requirement. The accrued balance on the note at March 31, 2002 of $69 is then divided by $.0025 to determine the number of shares into which the Note would convert, if fully converted, which is 27,600 shares. The Company believes that a portion of the Note will be converted into approximately 20,000 - 22,000 shares.

     On December 28, 2001, one of the Company's workers compensation insurance carriers made a withdrawal in the amount of $376 on a letter of credit that the Company had established with PNC Bank. Such amount had been recorded on the Company's balance sheet as restricted cash and as a current liability under notes payable on the Company's balance sheet as of December 31, 2001. On
January 3, 2002, the Company paid PNC bank the balance owed in full of $376. The letter of credit expired on January 1, 2002.

7.   INCOME TAXES

     The Company's net income for the three and nine month periods ended March 31, 2002 of $5,919 and $6,509, respectively will be offset by the Company's NOL's. The Company, therefore has not recorded a provision for income taxes for the three or nine-month periods ended March 31, 2002. The Company has Federal net operating loss carryforwards of approximately $190,000 and a capital loss carryforward of approximately $30,000. If the company experiences a change of ownership within the meaning of Section 382 of the Internal Revenue Code, the Company will not be able to realize the benefit of its net operating loss, capital loss and tax credit carryforwards. The ultimate amounts and future realization of the NOLs is dependent on future actions and it is reasonably possible that the actual amounts may differ from the amount noted above. The Company will not recognize an income statement benefit for any previously incurred or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. For the same period last year, the Company recognized no tax benefit.

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

          PIACENTILE V. NAHC, INC. During the second quarter of fiscal 2002, the Company was served with another qui tam suit. The relator/plaintiffs in this suit allege violations of the federal False Claims Act by the Company. The complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5 to $10 for each violation, plus attorneys' fees, experts' fees and costs of the suit. The Company has completed its initial review of this case (including appropriate accruals for handling this matter) and plans to vigorously defend this matter.

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

          On October 17, 2001, the U.S. District Court for the Eastern District of Pennsylvania dismissed the Brady case against the Company with prejudice. The plaintiff has appealed this decision and filed their most recent reply brief on April 25, 2002.

          HEALTHSOUTH CORPORATION V. NOVACARE, INC. AND NC RESOURCES, INC., Montgomery County Court of Common Pleas, No. 99-17155 (filed September 28,
     1999). The complaint in this action alleges that, pursuant to a February 3, 1995 stock purchase agreement involving the sale of the Company's medical rehabilitation hospital subsidiary Rehab Systems
     Company ("RSC") to Healthsouth Corporation ("Healthsouth"), the Company agreed to reimburse Healthsouth for any payments that Healthsouth was obligated to pay Medicare, Medicaid or other cost-based reimbursement systems as a result of RSC's indebtedness to such payors. The Healthsouth litigation settled during the second quarter.

          UNITED STATES OF AMERICA, EX REL., SAUL EPSTEIN V. NOVACARE, INC., ET AL., Civil Action No. 98-CV-4185. This QUI TAM action was filed on or about August 10, 1998 by Saul R. Epstein on behalf of the United States government, in camera and under seal in the United States District Court for the Eastern District of Pennsylvania, asserting claims against the Company for violations of the False Claims Act. On October 12, 1999, the United States Attorney for the Eastern District of Pennsylvania elected not to intervene in the matter and not to prosecute the complaint on behalf of the United States. On October 21, 1999 the complaint was unsealed. On November 26, 1999 an amended complaint was filed and subsequently served on the Company. The amended complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5 to $10 for each violation, plus attorneys' fees, experts' fees and costs of the suit. Pursuant to the purchase and sale agreement for the sale of the Company's PROH division to Select, the Company has, in certain circumstances, indemnified Select and the PROH subsidiaries acquired by Select for damages relating to those entities arising from this action relating to conduct prior to the sale to Select. This action has been re-sealed in the district court. During the second quarter of fiscal 2002, an order relating to this case was filed in the district court and has remained under seal for a period of time thereafter.

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

          WALMSLEY AND SULLIVAN V. NAHC, INC. ET. AL. During the third quarter of fiscal 2002, this action was filed in the Court of Common Pleas for the County of Philadelphia, PA by two former NAHC employees against the Company and its officer and directors. The suit seeks damages in excess of $3 million as a result of alleged breaches of contracts to pay certain bonuses, and other claims. The Company strongly disagrees with the allegations in the complaint and intends to vigorously defend this action.

          NAHC, INC. V UNITED STATES. In this case, the Company seeks a refund of taxes paid. The Company originally filed this action in the United States Court of Federal Claims in 1996 to seek a refund of approximately $35 million paid by the Company to the IRS/United States as a result of 2 transactions: first, the purchase of Rehab Systems Corporation in 1992 and the subsequent sale of that business and related businesses to Healthsouth in 1995. In 1998, each of NAHC, Inc. and the Department of Justice/IRS moved for summary judgment on the record. A hearing was held on these motions in September 2000. In March 2002, the judge issued an order denying summary judgment to both parties. Since that time, the parties have been involved in significant discussions concerning a compromise settlement that might be acceptable to both parties. Although the Company is cautiously optimistic about the possibility of settlement with the Department of Justice, there can be no assurance that any settlement will occur.

     SIGNIFICANT POTENTIAL MALPRACTICE LIABILITY

          The Company is a defendant in many significant malpractice lawsuits. The Company purchased malpractice insurance from PHICO Insurance Company. As noted in Note 2, a Pennsylvania court authorized state insurance regulators to liquidate PHICO. Management is currently assessing the effect of the PHICO liquidation on the Company.

          Several of the malpractice lawsuits against the Company may be individually material to the Company. Among these are several wrongful death cases. In other malpractice cases, the Company has not been named as a defendant but has been notified that indemnification will be sought from the Company by named defendants. If a significant adverse judgment is entered against the Company in any one of the malpractice cases, the Company may be forced to file for bankruptcy protection.

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

     NAHC is a company in transition, attempting to manage its liabilities and realize its remaining assets. Any investment in the Company should be considered extremely speculative and risky. The Company's current estimate of net proceeds available for distribution per share upon liquidation of the Company is between ($0.10) (negative 10 cents) and $0.09. See "Liquidity and Capital Resources - Liquidation Analysis and Estimates."

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

CRITICAL ACCOUNTING POLICIES

     The Company has identified the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We believe our most critical accounting policies include the following:

     Reserves. The Company maintains allowances for the collection of receivables from discontinued operations. These reserves are the result of the inability of many of the Company's former customers to make payments. If the financial condition of the Company's former customers were to deteriorate, resulting in an impairment of their ability to make any payments owed to the Company, changes to our reserves may be required. The Company routinely reviews the value of the reserves and makes any necessary adjustments to approximate the value of the receivables to a realizable amount. Generally when the company estimates that the net receivable from discontinued operations has increased, the company will release the associated reserves only when there has been a significant change in facts or circumstances to support the Company's change in estimate.

     Income Taxes. The Company has net operating losses carryforwards. The realization of any benefit of these loss carryforwards are dependent on future actions and the actual amount of these loss carryforwards may change over time. The Company does not recognize any benefit on its financial statements for any previously incurred losses and will not until it determines that it is more likely than not that it will have taxable income to realize these benefits.

     Loss Contingencies. The Company records estimated losses from loss contingencies when information is available that indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. When no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, the Company discloses such contingencies when there is at least a reasonable possibility that a loss or an additional loss may have been incurred. If the Company had based its estimates of the amount of loss or the probability of realizing a loss, related to such contingencies, on a different set of assumptions than those currently used, there may have been a material impact to the financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 VS. MARCH 31,
2001

CONTINUING OPERATIONS

     The loss from continuing operations was $589 for the three months ended March 31, 2002 compared to $992 for the same period last year. The decrease of approximately $400 is primarily due to reductions in legal costs, professional fees and general operating costs of the Company.

     Net income of $5,919 for the three month period ended March 31, 2002 will be offset by utilization of the Company's NOL's; therefore, no provision for income taxes for the three months ended March 31, 2002 has been recorded.

DISCONTINUED OPERATIONS

     During the three months ended March 31, 2002, the Company recorded a gain on disposal of discontinued operations of $6,508. This gain primarily relates to the realization of certain receivables in excess of net book value including the realization of certain receivables that were deferred in the second quarter due to the substantial risk of bankruptcy of the other party that existed at that time, and the settlement of certain litigation at an amount less than had been previously accrued. The gain was also offset by increases in estimated legal and collection expenses related to the disposal of the Company's long-term care services business.

     During the three months ended March 31, 2001, the Company recorded a gain on disposal of discontinued operations of $789. This gain was primarily attributable to the collection of a previously written off cost report receivable net of the payment of a liability from the sale of two low income housing credits in fiscal year 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2002 VS. MARCH 31,
2001

CONTINUING OPERATIONS

     The loss from continuing operations was $2,230 for the nine months ended March 31, 2002 compared to $3,934 for the same period last year. The decrease of approximately $1,700 is primarily due to reductions in legal costs, professional fees and general operating costs of the Company.

     Net income of $6,509 for the nine month period ending March 31, 2002 will be offset by utilization of the Company's NOL's, therefore no provision for income taxes for the nine months ended March 31, 2002 has been recorded by the Company. For the same period last year the Company recognized no tax benefit.

DISCONTINUED OPERATIONS

     During the nine months ended March 31, 2002, the Company recorded a gain on disposal of discontinued operations of $8,739. This gain primarily relates to the realization of certain receivables in excess of book value, the release of reserves no longer necessary as a result of the settlement of lawsuits in the second and third quarters. The gain was also offset by increases in estimated legal and collection expenses related to the disposal of the Company's long-term care services business.

     During the nine months ended March 31, 2001, the Company recorded a gain on disposal of discontinued operations of $2,934, primarily as a result of settlements of certain legal claims and Medicare claims, partially offset by an additional accrual for legal costs and the payment of the liability from the sale of low income housing credits.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     At March 31, 2002, cash and cash equivalents totaled approximately $10,400 compared to approximately $5,700 at June 30, 2001.

     The Company's cash position is extremely uncertain and risky. The Company's cash position, after satisfaction of its contractual obligations and operating expenses, will vary based on the amount and timing of cash flows. Cash inflows primarily consist of collections (through litigation and arbitration) of LTCS related receivables, Medicare related receivables and tax items. Cash outflows primarily relate to lawsuits against the company, legal collection costs and operating expenses. The costs of defending and prosecuting these lawsuits are substantial and may increase materially. As discussed elsewhere, cash inflows and outflows from litigation are inherently extremely uncertain. The Company's assumptions with respect to incoming and outgoing cash flows include, without limitation, assumptions that certain litigation will be settled and not actually litigated, that the settlements will be for certain minimum amounts and that the settlements will occur within certain timeframes. These assumptions are uncertain and the actual timing and amounts will likely differ materially from amounts assumed herein because of the inherent uncertainty involved in estimating the outcomes and costs of legal and arbitration proceedings. The Company's cash position will very likely be materially different from that estimated here.

     The range of possible outcomes is extremely wide. On the one hand, the Company may do materially worse than estimated in which case it may file for bankruptcy protection. On the other hand, the Company may do better in the lawsuits and arbitrations than estimated, in which case the cash available to the Company may be materially and substantially higher than estimated.

     If certain of the lawsuits do not settle and instead proceed to trial, or if certain of the lawsuits do not settle for the amounts that the Company has estimated, this will have a material, adverse, impact on the Company's liquidity and cash flow. Furthermore, if certain of these lawsuits are not settled within the timeframes assumed by the Company, the Company will be required to incur additional costs and expenses. With such uncertainty, the Company is unable to rule out the possibility that it may be forced to file for bankruptcy protection, but the Company believes that risk has diminished materially.

LIQUIDATION ANALYSIS AND ESTIMATES

     For purposes of determining the available assets, if any, that may be distributed to stockholders, in the event of a liquidation of the Company, management made the following estimates of the assets and liabilities of the Company, as of March 31, 2002. Stockholders should note that the current minimum estimate (i.e., the least amount available for stockholders) is a negative number - approximately negative $6.5 million or negative ten cents ($0.10) per share. If the assumptions made by management in estimating the minimum estimated liquidation amount come true, management estimates that the Company's liabilities will exceed its assets by approximately $6.5 million, in which case there would be no assets available for distribution to stockholders. Furthermore, the current minimum estimate includes only estimates of potential settlements of the pending lawsuits against the Company, but does not include estimates of an adverse ruling or judgment against the Company in any of these lawsuits.

     As set forth above, any estimate of the Company's possible net assets, if any, available for distribution is extremely uncertain. In addition to the litigation and arbitration estimates, other significant assumptions that have been made by management in establishing these estimates include certain assumptions regarding the buyer of NCES continuing to satisfy certain workers compensation funding obligations over the next four to five years relating to former Company employees, which obligations are collateralized by Company deposits. In addition, as set forth in Legal Proceedings below, the Company sued in the United States Court of Federal Claims to recover a substantial tax (with interest) that it paid to the United States as a result of 2 transactions: first, the purchase of Rehab Systems Corporation in 1992 and the subsequent sale of that business and related businesses to Healthsouth in 1995. In March 2002, the judge issued an order denying summary judgment to both parties, NAHC and the Department of Justice/IRS. Since that time, the parties have been involved in significant discussions concerning a compromise settlement that might be acceptable to both parties. Although the Company is cautiously optimistic about the possibility of settlement with the Department of Justice, there can be no assurance that any settlement will occur. A favorable compromise settlement of this claim would have a very material and substantial positive effect on the possible liquidation value per share of our common stock. The Company also believes that it may have certain NOL carrybacks that can be made pursuant to recently enacted tax law. The Company is in the process of analyzing these carrybacks. Such analysis is incomplete. As such, we have not included in our financial statements for this quarter any benefit related to these carrybacks.

     The estimated operating costs for the period from April 1, 2002 through December 31, 2002, the assumed liquidation date, and the requisite period thereafter, have been based on the Company's internal estimates. It is possible that the actual liquidation date, if any, could be later if the Board of Directors, in its discretion, deems it appropriate and that the actual operating costs may differ materially from the estimates included herein.

                                                                                                ($ IN MILLIONS, EXCEPT PER
                                                                                                      SHARE AMOUNTS)
                                                                                                  MINIMUM        MAXIMUM
                                                                                                -----------    -----------
(i)    ESTIMATED REALIZABLE VALUES OF ASSETS OF THE COMPANY
       Cash and cash equivalents at March 31, 2002...........................................   $       10.4   $     10.4
       Restricted cash.......................................................................            4.4          4.4
       Other current assets..................................................................            1.9          1.9
                                                                                                ------------   ----------
       Total estimated assets................................................................           16.7         16.7
                                                                                                ------------   ----------
(ii)   ESTIMATED LIABILITIES OF THE COMPANY
       Accounts payable, accrued expenses and note payable...................................           (0.9)        (0.9)
       Tax liabilities.......................................................................           (1.9)        (1.9)
       Net liabilities of discontinued operations............................................          (16.5)        (2.5)
                                                                                                ------------   ----------
       Total estimated liabilities...........................................................          (19.3)        (5.3)
                                                                                                ------------   ----------
       ESTIMATED OPERATING COSTS DURING LIQUIDATION
       Payroll and benefits for liquidation personnel........................................           (1.0)        (0.8)
       Legal, audit and other professional costs.............................................           (2.2)        (1.8)
       Other costs...........................................................................           (0.7)        (0.5)
                                                                                                ------------   ----------
       Total estimated operating costs during liquidation....................................           (3.9)        (3.1)
                                                                                                ------------   ----------
ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
         TO STOCKHOLDERS.....................................................................   $       (6.5)  $      8.3
                                                                                                ============   ==========
       ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION
         PER OUTSTANDING COMMON SHARE........................................................   $      (0.10)  $     0.09
                                                                                                ============   ==========

     The calculation for estimated net proceeds available for distribution per share includes the dilutive effect of a conversion into common stock of the note payable as described in Note 6. The following table sets forth a reconciliation of the low end of the range of the estimates set forth above under "Liquidation Analysis and Estimates" with the Company's shareholders' equity, as set forth in its unaudited Consolidated Balance Sheet as of March 31, 2002:

                                                                                                       ($ IN MILLIONS)
                                                                                                       ---------------
     Total shareholders' equity as of March 31, 2002.........................................          $          11.4
     Additional contingent costs.............................................................                    (14.0)
     Estimated operating costs during liquidation............................................                     (3.9)
                                                                                                       ---------------
     ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS.......................          $          (6.5)
                                                                                                       ===============

     AS SET FORTH ABOVE, THE ESTIMATED NET PROCEEDS AVAILABLE FOR DISTRIBUTION PER OUTSTANDING COMMON SHARE UPON THE LIQUIDATION OF THE COMPANY OF ($0.10) TO $0.09 ARE EXTREMELY UNCERTAIN. THE ACTUAL AMOUNTS WILL VERY LIKELY DIFFER MATERIALLY FROM THAT ESTIMATED HERE. ESTIMATING THE COSTS AND OUTCOMES OF LITIGATION IS INHERENTLY EXTREMELY RISKY. MOREOVER, NO ASSURANCE CAN BE GIVEN THAT ANY AMOUNTS TO BE RECEIVED BY THE COMPANY'S STOCKHOLDERS IN LIQUIDATION WILL EQUAL OR EXCEED THE PRICE OR PRICES AT WHICH THE COMMON STOCK HAS RECENTLY TRADED OR MAY TRADE IN THE FUTURE.

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

     Management's estimate of the Company's possible net assets, if any, available for distribution is extremely uncertain. This uncertainty, in general, is due to the fact that the Company's assets consist primarily of delinquent or disputed accounts receivable that are in litigation and the Company's liabilities consist of certain fixed liabilities and many contingent liabilities that depend upon the outcome of legal proceedings against the Company. All legal proceedings are inherently uncertain. Any investment in the Company should be considered extremely speculative and risky. In addition, generally accepted accounting principles require that any estimates recorded by the Company with respect to its assets be more conservative than the estimates of its liabilities. Prior to making any investment decision regarding the Company, stockholders and prospective stockholders are urged to read in its entirety the Company's Annual Report on Form 10-K for the year ended June 30, 2001, which is on file with the Securities and Exchange Commission, in conjunction with this Form 10-Q and all other SEC filings.

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

                           NAHC, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims, which have arisen in the course of its business. Also, in conjunction with the sales of its businesses, the Company has indemnified the purchasers for certain obligations. Described below are certain claims, suits or complaints, which, in the opinion of management, would have a material effect on the Company's business, financial condition, results of operations and liquidity.

          PIACENTILE V. NAHC, INC. During the second quarter of fiscal 2002, the Company was served with another qui tam suit. The relator/plaintiffs in this suit allege violations of the federal False Claims Act by the Company. The complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5 to $10 for each violation, plus attorneys' fees, experts' fees and costs of the suit. The Company has completed its initial review of this case (including appropriate accruals for handling this matter) and plans to vigorously defend this matter.

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

          On October 17, 2001, the U.S. District Court for the Eastern District of Pennsylvania dismissed the Brady case against the Company with prejudice. The plaintiff has appealed this decision and filed their most recent reply brief on April 25, 2002.

          HEALTHSOUTH CORPORATION V. NOVACARE, INC. AND NC RESOURCES, INC., Montgomery County Court of Common Pleas, No. 99-17155 (filed September 28,
     1999). The complaint in this action alleges that, pursuant to a February 3, 1995 stock purchase agreement involving the sale of the Company's medical rehabilitation hospital subsidiary Rehab Systems
     Company ("RSC") to Healthsouth Corporation ("Healthsouth"), the Company agreed to reimburse Healthsouth for any payments that Healthsouth was obligated to pay Medicare, Medicaid or other cost-based reimbursement systems as a result of RSC's indebtedness to such payors. The Healthsouth litigation settled during the second quarter.

          UNITED STATES OF AMERICA, EX REL., SAUL EPSTEIN V. NOVACARE, INC., ET AL., Civil Action No. 98-CV-4185. This QUI TAM action was filed on or about August 10, 1998 by Saul R. Epstein on behalf of the United States government, in camera and under seal in the United States District Court for the Eastern District of Pennsylvania, asserting claims against the Company for violations of the False Claims Act. On October 12, 1999, the United States Attorney for the Eastern District of Pennsylvania elected not to intervene in the matter and not to prosecute the complaint on behalf of the United States. On October 21, 1999 the complaint was unsealed. On November 26, 1999 an amended complaint was filed and subsequently served on the Company. The amended complaint alleges that the Company submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. The complaint seeks to recover, on behalf of the federal government, treble damages for each violation of the False Claims Act and a civil penalty of $5 to $10 for each violation, plus attorneys' fees, experts' fees and costs of the suit. Pursuant to the purchase and sale agreement for the sale of the Company's PROH division to Select, the Company has, in certain circumstances, indemnified Select and the PROH subsidiaries acquired by Select for damages relating to those entities arising from this action relating to conduct prior to the sale to Select. This action has been re-sealed in the district court. During the second quarter of fiscal 2002, an order relating to this case was filed in the district court and has remained under seal for a period of time thereafter.

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

          WALMSLEY AND SULLIVAN V. NAHC, INC. ET. AL. During the third quarter of fiscal 2002, this action was filed in the Court of Common Pleas for the County of Philadelphia, PA by two former NAHC employees against the Company and its officer and directors. The suit seeks damages in excess of $3 million as a result of alleged breaches of contracts to pay certain bonuses, and other claims. The Company strongly disagrees with the allegations in the complaint and intends to vigorously defend this action.

          NAHC, INC. V UNITED STATES. In this case, the Company seeks a refund of taxes paid. The Company originally filed this action in the United States Court of Federal Claims in 1996 to seek a refund of approximately $35 million paid by the Company to the IRS/United States as a result of 2 transactions: first, the purchase of Rehab Systems Corporation in 1992 and the subsequent sale of that business and related businesses to Healthsouth in 1995. In 1998, each of NAHC, Inc. and the Department of Justice/IRS moved for summary judgment on the record. A hearing was held on these motions in September 2000. In March 2002, the judge issued an order denying summary judgment to both parties. Since that time, the parties have been involved in significant discussions concerning a compromise settlement that might be acceptable to both parties. Although the Company is cautiously optimistic about the possibility of settlement with the Department of Justice, there can be no assurance that any settlement will occur.

          The Company is a defendant in a number of other legal actions seeking monetary damages, which singularly and in the aggregate may have a material adverse effect on the Company's business, financial condition, results of operations and liquidity if such actions are adversely concluded. Also, in connection with many of the collection actions brought by the Company against third parties to collect outstanding accounts receivable, counterclaims have been made against the Company, which, in many cases, exceed the amount sought by the Company in the underlying actions. In addition, the Insurance Commissioner of the Commonwealth of Pennsylvania has filed a Petition for Rehabilitation against the Company's professional liability insurance carrier in order to determine if the insurance carrier is solvent. In February 2002, a Pennsylvania court authorized state insurance regulators to liquidate PHICO. Management is currently assessing the effect of the PHICO liquidation on the Company.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        None

        (b) Reports on Form 8-K

        1. Current Report on Form 8-K (Item 5), dated February 6, 2002, regarding the decision by a Pennsylvania court authorizing state insurance regulators to liquidate PHICO Insurance Co., the Company's professional liability insurer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NAHC, INC.
                                ---------------------------
                                       (Registrant)


Date: May 15, 2002              By  /s/ David R. Burt
                                    ------------------------------
                                    David R. Burt
                                    Chief Executive Officer, Principal Financial
                                    and Accounting Officer and Director